Form 10-Q
period 2020-10-31
SALESFORCE.COM, INC.
filed 2020-12-04
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of December 1, 2020, there were approximately 915 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)

	October 31, 2020	January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,724	$4,145
Marketable securities	5,768	3,802
Accounts receivable, net	3,316	6,174
Costs capitalized to obtain revenue contracts, net	1,017	926
Prepaid expenses and other current assets	1,121	916
Total current assets	14,946	15,963
Property and equipment, net	2,564	2,375
Operating lease right-of-use assets, net	2,962	3,040
Noncurrent costs capitalized to obtain revenue contracts, net	1,462	1,348
Strategic investments	3,927	1,963
Goodwill	26,313	25,134
Intangible assets acquired through business combinations, net	4,398	4,724
Deferred tax assets and other assets, net	2,564	579
Total assets	$59,136	$55,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$3,546	$3,433
Operating lease liabilities, current	765	750
Unearned revenue	7,923	10,662
Total current liabilities	12,234	14,845
Noncurrent debt	2,672	2,673
Noncurrent operating lease liabilities	2,403	2,445
Other noncurrent liabilities	1,517	1,278
Total liabilities	18,826	21,241
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	34,727	32,116
Accumulated other comprehensive loss	(84)	(93)
Retained earnings	5,666	1,861
Total stockholders’ equity	40,310	33,885
Total liabilities and stockholders’ equity	$59,136	$55,126

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Subscription and support	$5,085	$4,239	$14,500	$11,480
Professional services and other	334	274	935	767
Total revenues	5,419	4,513	15,435	12,247
Cost of revenues (1)(2):
Subscription and support	1,060	870	3,039	2,275
Professional services and other	334	264	920	740
Total cost of revenues	1,394	1,134	3,959	3,015
Gross profit	4,025	3,379	11,476	9,232
Operating expenses (1)(2):
Research and development	902	774	2,659	1,935
Marketing and sales	2,377	2,063	7,042	5,584
General and administrative	522	477	1,513	1,214
Loss on settlement of Salesforce.org reseller agreement	0	0	0	166
Total operating expenses	3,801	3,314	11,214	8,899
Income from operations	224	65	262	333
Gains on strategic investments, net (3)	1,036	6	1,910	396
Other expense	(10)	(7)	(36)	(19)
Income before benefit from (provision for) income taxes	1,250	64	2,136	710
Benefit from (provision for) income taxes (4)	(169)	(173)	1,669	(336)
Net income (loss)	$1,081	$(109)	$3,805	$374
Basic net income (loss) per share	$1.19	$(0.12)	$4.20	$0.46
Diluted net income (loss) per share	$1.15	$(0.12)	$4.11	$0.45
Shares used in computing basic net income (loss) per share	911	879	905	809
Shares used in computing diluted net income (loss) per share	939	879	926	829
_______________
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenues	$169	$157	$494	$280
Marketing and sales	114	109	344	242
(2) Amounts include stock-based expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenues	$65	$54	$180	$143
Research and development	181	169	531	348
Marketing and sales	242	249	718	625
General and administrative	78	71	219	158
(3) In September 2020, one of the Company’s strategic investments completed its initial public offering, resulting in an unrealized gain of $1.1 billion during the three and nine months ended October 31, 2020.
(4) In the second quarter of fiscal 2021, the Company recorded approximately $2.0 billion of benefit from income taxes due to a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of intangible property.
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net income (loss)	$1,081	$(109)	$3,805	$374
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other losses	(6)	(1)	(1)	(31)
Unrealized gains (losses) on marketable securities and privately held debt securities	(11)	4	13	18
Other comprehensive income (loss), before tax	(17)	3	12	(13)
Tax effect	1	0	(3)	(3)
Other comprehensive income (loss), net	(16)	3	9	(16)
Comprehensive income (loss)	$1,065	$(106)	$3,814	$358

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine Months Ended October 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	893	$1	$32,116	$(93)	$1,861	$33,885
Common stock issued	6	0	119	0	0	119
Stock-based expenses	0	0	504	0	0	504
Other comprehensive loss, net of tax	0	0	0	(42)	0	(42)
Net income	0	0	0	0	99	99
Balance at April 30, 2020	899	1	32,739	(135)	1,960	34,565
Common stock issued	9	0	605	0	0	605
Stock-based expenses	0	0	578	0	0	578
Other comprehensive income, net of tax	0	0	0	67	0	67
Net income	0	0	0	0	2,625	2,625
Balance at July 31, 2020	908	1	33,922	(68)	4,585	38,440
Common stock issued	6	0	239	0	0	239
Stock-based expenses	0	0	566	0	0	566
Other comprehensive loss, net of tax	0	0	0	(16)	0	(16)
Net income	0	0	0	0	1,081	1,081
Balance at October 31, 2020	914	$1	$34,727	$(84)	$5,666	$40,310

	Three and Nine Months Ended October 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	770	$1	$13,927	$(58)	$1,735	$15,605
Common stock issued	5	0	113	0	0	113
Stock-based expenses	0	0	343	0	0	343
Other comprehensive loss, net of tax	0	0	0	(7)	0	(7)
Net income	0	0	0	0	392	392
Balance at April 30, 2019	775	1	14,383	(65)	2,127	16,446
Common stock issued	5	0	253	0	0	253
Stock-based expenses	0	0	388	0	0	388
Other comprehensive loss, net of tax	0	0	0	(12)	0	(12)
Net income	0	0	0	0	91	91
Balance at July 31, 2019	780	1	15,024	(77)	2,218	17,166
Common stock issued	4	0	88	0	0	88
Stock-based expenses	0	0	543	0	0	543
Shares issued related to business combinations	102	0	15,588	0	0	15,588
Other comprehensive income, net of tax	0	0	0	3	0	3
Net loss	0	0	0	0	(109)	(109)
Balance at October 31, 2019	886	$1	$31,243	$(74)	$2,109	$33,279

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Operating activities:
Net income (loss)	$1,081	$(109)	$3,805	$374
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	670	608	1,977	1,502
Amortization of costs capitalized to obtain revenue contracts, net	271	221	768	647
Expenses related to employee stock plans	566	543	1,648	1,274
Loss on settlement of Salesforce.org reseller agreement	0	0	0	166
Gains on strategic investments, net	(1,036)	(6)	(1,910)	(396)
Tax benefit from intra-entity transfer of intangible property	0	0	(2,003)	0
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	128	(29)	2,873	2,599
Costs capitalized to obtain revenue contracts, net	(493)	(246)	(973)	(543)
Prepaid expenses and other current assets and other assets	80	(183)	(134)	(252)
Accounts payable and accrued expenses and other liabilities	68	265	4	13
Operating lease liabilities	(204)	(200)	(616)	(546)
Unearned revenue	(792)	(566)	(2,812)	(2,139)
Net cash provided by operating activities	339	298	2,627	2,699
Investing activities:
Business combinations, net of cash acquired	(24)	94	(1,281)	(339)
Purchases of strategic investments	(368)	(346)	(942)	(567)
Sales of strategic investments	33	138	685	403
Purchases of marketable securities	(1,453)	(438)	(3,968)	(1,944)
Sales of marketable securities	662	427	1,206	888
Maturities of marketable securities	239	358	796	551
Capital expenditures	(124)	(170)	(561)	(507)
Net cash provided by (used in) investing activities	(1,035)	63	(4,065)	(1,515)
Financing activities:
Proceeds from employee stock plans	381	179	1,105	550
Principal payments on financing obligations	(12)	(14)	(84)	(159)
Repayments of debt	(1)	(150)	(3)	(352)
Net cash provided by financing activities	368	15	1,018	39
Effect of exchange rate changes	0	(18)	(1)	(24)
Net increase (decrease) in cash and cash equivalents	(328)	358	(421)	1,199
Cash and cash equivalents, beginning of period	4,052	3,510	4,145	2,669
Cash and cash equivalents, end of period	$3,724	$3,868	$3,724	$3,868

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$46	$48	$94	$104
Income taxes, net of tax refunds	$56	$38	$180	$93
Non-cash investing and financing activities:
Fair value of equity awards assumed	$0	$373	$6	$373
Fair value of common stock issued as consideration for business combinations	$0	$15,215	$0	$15,215

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of October 31, 2020 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and nine months ended October 31, 2020 and 2019 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2020, and its results of operations, including its comprehensive income (loss), stockholders' equity and its cash flows for the three and nine months ended October 31, 2020 and 2019. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2021.
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
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance depends on certain developments, including the duration of the pandemic, impact on the

Company’s customers and its sales and renewal cycles, and impact on the Company’s employees, as discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
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
No single customer accounted for more than five percent of accounts receivable at October 31, 2020 and January 31, 2020. No single customer accounted for five percent or more of total revenue during the nine months ended October 31, 2020 and 2019. As of October 31, 2020 and January 31, 2020, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively. As of October 31, 2020 and January 31, 2020, assets located in the United States were 85 percent and 87 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio. As of October 31, 2020, the
Company held one publicly traded investment with a carrying value that was individually greater than 35 percent of its total strategic investments, one publicly traded investment with a carrying value that was individually approximately 20 percent of its total strategic investments and one privately held investment individually greater than five percent of its total strategic investments. As of January 31, 2020, the Company held five investments that were individually greater than five percent of its total strategic investments, of which one was publicly traded and four were privately held. The publicly traded investments held as of October 31, 2020 are different than the publicly traded investment that was held as of January 31, 2020.
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
•Identification of the contract, or contracts, with a customer;
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
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining non-cancelable Cloud Services subscription, ongoing Cloud Services support and license support revenue contracts. For contracts with on-premises software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (2) commissions paid to employees upon renewals of subscription and support contracts, (3) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees, and (4) to a lesser extent, success fees paid to partners in emerging markets where the Company has a limited presence.
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
During the nine months ended October 31, 2020, the Company capitalized $973 million of costs to obtain revenue contracts and amortized $768 million to marketing and sales expense. During the same period a year ago, the Company capitalized $543 million of costs to obtain revenue contracts and amortized $647 million to marketing and sales expense. During the three months ended April 30, 2020, the Company offered its direct sales force a partial minimum commission guarantee that would pay the greater of actual commissions earned or a fixed amount of their variable compensation that would have been otherwise paid during the three months ended April 30, 2020 if incremental new business was not impacted by the COVID-19 pandemic. As these payments were guaranteed, and not a cost to obtain a revenue contract, the amounts were immediately expensed and are reflected in the Company’s condensed consolidated statement of operations for the nine months ended October 31, 2020. Costs capitalized to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $2.5 billion as of October 31, 2020 and $2.3 billion as of January 31, 2020. There were no impairments of costs to obtain revenue contracts for the three and nine months ended October 31, 2020 and 2019, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses, as required by new accounting pronouncement, Accounting Standards Update No. 2016-13 (“ASU 2016-13”), discussed in further detail below. Expected credit losses on securities are recognized in other income (expense), net on the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income.

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
There were no material impairments of intangible assets, long-lived assets or goodwill during the nine months ended October 31, 2020 and 2019, respectively.
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
New Accounting Pronouncement Adopted in Fiscal 2021
ASU 2016-13
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, and includes the Company's accounts receivable, certain financial instruments and contract assets. ASU 2016-13 replaces the prior incurred loss impairment model with an expected loss methodology, which results in more timely recognition of credit losses. Effective on February 1, 2020, the Company adopted the provisions and expanded disclosure requirements described in ASU 2016-13. The adoption of ASU 2016-13 was not material to the consolidated financial statements.

Accounting Pronouncement Pending Adoption
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which modifies and eliminates certain exceptions to the general principles of ASC 740, Income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. ASU 2019-12 will be effective for fiscal 2022, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2019-12 to be material.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's service offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Sales	$1,311	$1,168	$3,835	$3,371
Service	1,376	1,140	3,931	3,247
Platform and Other	1,594	1,287	4,470	3,041
Marketing and Commerce	804	644	2,264	1,821
	$5,085	$4,239	$14,500	$11,480

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Americas	$3,758	$3,216	$10,724	$8,649
Europe	1,149	880	3,253	2,421
Asia Pacific	512	417	1,458	1,177
	$5,419	$4,513	$15,435	$12,247
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and nine months ended October 31, 2020 and 2019, respectively. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2020 and 2019, respectively.
Contract Balances
Contract Assets
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $574 million as of October 31, 2020 as compared to $449 million as of January 31, 2020, and are included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Impairments of contract assets were immaterial during the three and nine months ended October 31, 2020 and 2019, respectively.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Unearned revenue, beginning of period	$8,711	$7,142	$10,662	$8,564
Billings and other (1)	4,561	3,886	12,498	9,996
Contribution from contract asset	66	61	125	112
Revenue recognized ratably over time	(4,911)	(4,047)	(14,021)	(11,270)
Revenue recognized over time as delivered	(192)	(184)	(573)	(530)
Revenue recognized at a point in time	(316)	(282)	(841)	(447)
Unearned revenue from business combinations	4	282	73	433
Unearned revenue, end of period	$7,923	$6,858	$7,923	$6,858
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
Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, the timing of software license deliveries, average contract terms and foreign currency exchange rates. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligations that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2020	$15.3	$15.0	$30.3
As of January 31, 2020	$15.0	$15.8	$30.8

3. Investments
Marketable Securities
At October 31, 2020, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,236	$19	$(2)	$3,253
U.S. treasury securities	162	2	0	164
Mortgage backed obligations	404	4	(1)	407
Asset backed securities	1,137	7	(1)	1,143
Municipal securities	312	1	0	313
Foreign government obligations	88	1	0	89
U.S. agency obligations	101	0	0	101
Covered bonds	297	1	0	298
Total marketable securities	$5,737	$35	$(4)	$5,768
At January 31, 2020, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,199	$9	$(1)	$2,207
U.S. treasury securities	182	1	0	183
Mortgage backed obligations	225	1	0	226
Asset backed securities	779	2	0	781
Municipal securities	157	1	0	158
Foreign government obligations	69	0	0	69
U.S. agency obligations	12	0	0	12
Time deposits	1	0	0	1
Covered bonds	165	0	0	165
Total marketable securities	$3,789	$14	$(1)	$3,802
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	October 31, 2020	January 31, 2020
Due within 1 year	$2,187	$1,332
Due in 1 year through 5 years	3,575	2,466
Due in 5 years through 10 years	6	4
	$5,768	$3,802
As of October 31, 2020, the following marketable securities were in a continuous unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$647	$(2)	$0	$0	$647	$(2)
Mortgage backed obligations	151	(1)	0	0	151	(1)
Asset backed securities	168	(1)	0	0	168	(1)
	$966	$(4)	$0	$0	$966	$(4)
The unrealized losses for each of the marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an indication of credit loss based on its evaluation of available evidence as of October 31, 2020. The Company does not intend to sell its investments in a loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of the investment’s amortized basis. No credit allowances were recorded as of October 31, 2020. The Company expects to receive the full principal and interest on all of these marketable securities.

Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Interest income	$17	$32	$63	$89
Realized gains	4	0	6	1
Realized losses	(2)	0	(3)	(1)
Investment income	$19	$32	$66	$89
Strategic Investments
Strategic investments by form and measurement category as of October 31, 2020 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$2,261	$1,507	$111	$3,879
Debt securities	0	0	48	48
Total strategic investments	$2,261	$1,507	$159	$3,927
Strategic investments by form and measurement category as of January 31, 2020 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$1,502	$40	$1,912
Debt securities	0	0	51	51
Total strategic investments	$370	$1,502	$91	$1,963
Measurement Alternative Adjustments
The components of privately held equity securities accounted for under the measurement alternative included in the table above are presented below (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Carrying amount, beginning of period	$1,537	$917	$1,502	$785
Adjustments related to privately held equity securities:
Net additions (1)	(55)	322	1	333
Upward adjustments	31	81	86	253
Impairments and downward adjustments	(6)	(3)	(82)	(54)
Carrying amount, end of period	$1,507	$1,317	$1,507	$1,317
(1) Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
In February 2020, the Company made a strategic investment of $150 million in cash for preferred shares of a technology company in a preferred stock financing. The investment was accounted for using the measurement alternative. In June 2020, the Company made a strategic investment of $100 million in cash for preferred shares of a different technology company in a preferred stock financing. The investment was accounted for using the measurement alternative.
In July 2020, one of the Company’s investments, which was previously accounted for under the measurement alternative, completed its initial public offering (“IPO”), resulting in a change of accounting methodology to fair value and the recognition of an unrealized loss of $92 million for the three months ended October 31, 2020 and an unrealized gain of $525 million for the nine months ended October 31, 2020, which is reflected in the table below. The investment is subject to a lock-up agreement in which the Company’s ability to sell is restricted until January 2021. As of October 31, 2020, the Company’s carrying value of this investment was $759 million.

In September 2020, one of the Company’s investments, which was previously accounted for under the measurement alternative, completed its IPO which resulted in a change of accounting methodology to fair value. Concurrent with the IPO, the Company invested an additional $250 million. As of October 31, 2020, the Company recognized an unrealized gain of $1.1 billion on this investment, which is reflected in the table below. The investment concurrent with the IPO is subject to a lock-up agreement in which the Company’s ability to sell is restricted until September 2021, while the remainder of the Company’s investment is subject to a lock-up agreement until March 2021. As of October 31, 2020, the Company’s carrying value of this investment was $1.5 billion.
Since the adoption of Accounting Standards Update No. 2016-01 (“ASU 2016-01”), “Financial Instrument-Overall (Subtopic 825-10)” on February 1, 2018, cumulative impairments and downward adjustments were $184 million and cumulative upward adjustments were $540 million through October 31, 2020.
Gains on strategic investments, net
The components of gains and losses on strategic investments are presented below (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Unrealized gains (losses) recognized on publicly traded equity securities, net	$997	$(84)	$1,620	$132
Unrealized gains recognized on privately held equity securities, net	25	77	1	199
Realized gains on sales of equity securities, net	11	14	299	76
Gains (losses) on debt securities, net	3	(1)	(10)	(11)
Gains on strategic investments, net	$1,036	$6	$1,910	$396
Realized gains on sales of equity securities, net reflects the difference between the sale proceeds and the carrying value of the equity security at the beginning of the period or the purchase date, if later. The cumulative net realized gain, measured as the sale price less the initial purchase price, for securities that were exited during the three and nine months ended October 31, 2020 was $18 million and $545 million, respectively. Cumulative net realized gains for the nine months ended October 31, 2020 includes approximately $147 million related to the Company’s acquisition of Vlocity in June 2020. See Note 6 “Business Combinations” for additional details on the acquisition. Cumulative net realized gains for the nine months ended October 31, 2020 also includes gains related to the Company’s sales of two of its publicly traded investments resulting in a realized gain of $222 million, and a cumulative net gain of $314 million.
Net unrealized gains recognized in the three and nine months ended October 31, 2020 for strategic investments still held as of October 31, 2020 were $1.0 billion and $1.6 billion, respectively. These include approximately $8 million and $99 million of impairments on its privately held equity and debt securities during the three and nine months ended October 31, 2020, respectively.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	October 31, 2020	January 31, 2020
Notional amount of foreign currency derivative contracts	$4,826	$5,543
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	October 31, 2020	January 31, 2020
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$24	$28
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$41	$24

Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the condensed consolidated statements of operations are summarized below (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Foreign currency derivative contracts	$4	$(34)	$(24)	$(10)

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2020 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2020
Cash equivalents (1):
Time deposits	$0	$1,055	$0	$1,055
Money market mutual funds	1,120	0	0	1,120
Marketable securities:
Corporate notes and obligations	0	3,253	0	3,253
U.S. treasury securities	0	164	0	164
Mortgage backed obligations	0	407	0	407
Asset backed securities	0	1,143	0	1,143
Municipal securities	0	313	0	313
Foreign government obligations	0	89	0	89
U.S. agency obligations	0	101	0	101
Covered bonds	0	298	0	298
Strategic investments:
Publicly held equity securities	2,261	0	0	2,261
Foreign currency derivative contracts (2)	0	24	0	24
Total assets	$3,381	$6,847	$0	$10,228
Liabilities:
Foreign currency derivative contracts (3)	0	41	0	41
Total liabilities	$0	$41	$0	$41
___________
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of October 31, 2020, in addition to $1.5 billion of cash.
(2) Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of October 31, 2020.
(3) Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of October 31, 2020.

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
Strategic investments measured and recorded at fair value on a non-recurring basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For example, the Company's privately held equity securities that have been remeasured are classified within Level 3 in the fair value hierarchy because the value is based on valuation methods using the observable transaction price and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds. The Company's privately held debt and equity securities and equity method investments amounted to $1.7 billion as of October 31, 2020 and $1.6 billion as of January 31, 2020.
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

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2020	Additions and retirements, net	October 31, 2020	January 31, 2020	Expense and retirements, net	October 31, 2020	January 31, 2020	October 31, 2020	October 31, 2020
Acquired developed technology	$3,598	$190	$3,788	$(1,249)	$(494)	$(1,743)	$2,349	$2,045	3.4
Customer relationships	3,252	316	3,568	(888)	(331)	(1,219)	2,364	2,349	7.0
Other (1)	72	6	78	(61)	(13)	(74)	11	4	3.6
Total	$6,922	$512	$7,434	$(2,198)	$(838)	$(3,036)	$4,724	$4,398	5.3
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended October 31, 2020 and 2019 was $283 million and $266 million, respectively, and for the nine months ended October 31, 2020 and 2019 was $838 million and $522 million, respectively.
The expected future amortization expense for intangible assets as of October 31, 2020 is as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2021	$284
Fiscal 2022	1,078
Fiscal 2023	923
Fiscal 2024	835
Fiscal 2025	568
Thereafter	710
Total amortization expense	$4,398
Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations were $54 million and $93 million as of October 31, 2020 and January 31, 2020, respectively, and are included in other assets on the condensed consolidated balance sheets.

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2020	$25,134
Evergage	74
Vlocity	1,024
Other acquisitions and adjustments (1)	81
Balance as of October 31, 2020	$26,313
(1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.
8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended October 31, 2020	October 31, 2020	January 31, 2020
2023 Senior Notes	April 2018	April 2023	3.26%	$996	$995
2028 Senior Notes	April 2018	April 2028	3.70%	1,490	1,489
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	190	193
Total carrying value of debt				2,676	2,677
Less current portion of debt				(4)	(4)
Total noncurrent debt				$2,672	$2,673
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of October 31, 2020.
The total estimated fair value of the Company's 2023 and 2028 Senior Notes as of October 31, 2020 and January 31, 2020 was $2.8 billion and $2.7 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 2023 and 2028 Senior Notes as of the last day of trading for the third quarter of fiscal 2021 and last day of trading for the fourth quarter of fiscal 2020, respectively, and is deemed a Level 2 liability within the fair value measurement framework.
The expected future principal payments for all borrowings as of October 31, 2020 is as follows (in millions):

Fiscal period:
Remaining three months of fiscal 2021	$1
Fiscal 2022	4
Fiscal 2023	4
Fiscal 2024	1,182
Fiscal 2025	0
Thereafter	1,500
Total principal outstanding	$2,691
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
There were no outstanding borrowings under the Credit Facility as of October 31, 2020. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statement of operations.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Contractual interest expense	$24	$26	$72	$82
Amortization of debt issuance costs	1	1	3	3
	$25	$27	$75	$85

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
Accounts payable, accrued expenses and other liabilities as of October 31, 2020 included approximately $1.6 billion of accrued compensation as compared to $1.5 billion as of January 31, 2020.
10. Stockholders’ Equity
The fair value of the Company’s stock options and ESPP shares was estimated on the date of grant and the first day of the ESPP purchase period, respectively, using the Black-Scholes option pricing model. The weighted-average fair value per share for stock options grants, excluding assumed awards, was $59.54 and $40.52 in the three and nine months ended October 31, 2020, respectively compared to $35.31 and $39.65 in the three and nine months ended October 31, 2019, respectively.
ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The Company's ESPP allows for two purchases during the fiscal year, one during the second quarter and one during the fourth quarter. The estimated life of the ESPP will be based on the two purchase periods within each offering period. The weighted-average fair value per share for ESPP shares was $53.64 in the three months ended October 31, 2020.
Stock option activity, excluding the ESPP for the nine months ended October 31, 2020 is as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2020	27	$98.56
Options granted under all plans	8	145.30
Exercised	(10)	79.77
Plan shares expired or canceled	(1)	133.43
Balance as of October 31, 2020	24	$118.31	$2,765
Vested or expected to vest	22	$115.96	$2,611
Exercisable as of October 31, 2020	10	$82.86	$1,523

The following table summarizes information about stock options outstanding as of October 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.36 to $59.34	5	3.3	$39.88	4	$41.36
$59.64 to $98.90	3	3.2	78.09	3	78.28
$106.83 to $125.44	3	4.4	118.49	2	118.52
$142.33 to $148.95	2	5.7	146.82	0	146.43
$154.14	6	6.5	154.14	0	0.00
$155.20 to $249.67	5	5.5	165.84	1	161.50
	24	4.9	$118.31	10	$82.86
Restricted stock activity for the nine months ended October 31, 2020 is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2020	28	$140.14
Granted - restricted stock units and awards	11	163.01
Granted - performance-based stock units	1	154.14
Canceled	(2)	142.18
Vested and converted to shares	(10)	131.96
Balance as of October 31, 2020	28	$152.31	$6,553
Expected to vest	25		$5,725
During the nine months ended October 31, 2020 the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $1.6 billion. The aggregate stock compensation remaining to be recognized as of October 31, 2020 is as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2021	$526
Fiscal 2022	1,752
Fiscal 2023	1,283
Fiscal 2024	718
Fiscal 2025	138
Total stock compensation	$4,417
The expected amortization reflects only outstanding stock awards as of October 31, 2020 and assumes no forfeiture activity. The aggregate stock compensation remaining to be recognized to costs and expenses will be recognized over a weighted-average period of approximately 3 years.
Shares reserved and available for future issuance as of October 31, 2020 and January 31, 2020 were 143 million shares and 133 million shares, respectively.
11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2020, the Company reported a tax benefit of $1.7 billion on a pretax income of $2.1 billion, which resulted in a negative effective tax rate of 78 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to a one-time discrete tax benefit of $2.0 billion recorded during the three months ended July 31, 2020. The Company changed its international corporate structure, which included the consolidation of certain intangible property in Ireland resulting in a net tax benefit related to foreign deferred tax assets. The Company believes that it is more likely than not the deferred tax assets will be realized in Ireland.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, Germany and Japan. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that a decrease of its unrecognized tax benefits up to approximately $6 million may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
12. Net Income (Loss) Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$1,081	$(109)	$3,805	$374
Denominator:
Weighted-average shares outstanding for basic earnings per share	911	879	905	809
Dilutive effect of employee stock awards	28	0	21	20
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	939	879	926	829
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Employee stock awards	0	28	8	6

13. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of one year to 22 years, some of which include options to extend for up to five years, and some of which include options to terminate within one year.
Total operating lease costs were $278 million and $230 million for the three months ended October 31, 2020 and 2019, respectively and $815 million and $653 million for the nine months ended October 31, 2020 and 2019, respectively.

For the three and nine months ended October 31, 2020, cash payments for operating leases were $222 million and $672 million, respectively. New leases commenced during the period resulted in an increase to ROU assets and corresponding operating lease liabilities of $196 million and $562 million during the three and nine months ended October 31, 2020, respectively.
As of October 31, 2020, for operating leases, the weighted-average remaining lease term is six years, and the weighted-average discount rate is 2.5 percent. As of October 31, 2020, for finance leases, the weighted-average remaining lease term is 18 years, and the weighted-average discount rate is 4.2 percent.
As of October 31, 2020, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining three months of fiscal 2021	$222	$8
Fiscal 2022	784	34
Fiscal 2023	605	35
Fiscal 2024	434	35
Fiscal 2025	327	31
Thereafter	1,111	410
Total minimum lease payments	3,483	553
Less: Imputed interest	(315)	(174)
Total	$3,168	$379
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $175 million in the next five years and $39 million thereafter.
The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the Company's future contractual obligations when it is reasonably certain that the Company will exercise that option.
As of October 31, 2020, the Company has additional operating leases that have not yet commenced totaling $1.9 billion and therefore not reflected on the condensed consolidated balance sheet and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 3 to 18 years.
The total operating lease commitment balance, including leases not yet commenced, of $5.4 billion, includes approximately $4.8 billion related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of October 31, 2020, the Company had a total of $102 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2033.
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
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau and two of its now former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York (the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017. In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose, among other things, that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two more of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019. On January 15, 2020, the court granted lead plaintiff’s motion for class certification. The parties have completed fact and expert discovery. On October 1, 2020, the Court entered an order staying the deadline for summary judgment motions to allow the parties to complete additional discovery. The court has not yet set a trial date.
In August 2018, Tableau was named as a nominal defendant in a purported shareholder derivative action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Tableau, against certain of its now former directors and officers. The derivative action arises out of many of the factual allegations at issue in the Scheufele Action, and generally alleges that the individual defendants breached fiduciary duties owed to Tableau. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. In April 2020, the same purported stockholder who filed the 2018 derivative action, who had previously been a shareholder of Tableau and acquired shares of Salesforce as a result of the acquisition of Tableau by Salesforce in August 2019, filed a “double derivative” action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Salesforce and Tableau, against certain of Tableau’s now former directors and officers. The double derivative complaint adds Salesforce as an additional nominal defendant, but otherwise names the same individual defendants, generally alleges the same purported wrongdoing, and seeks the same relief as the 2018 derivative action. On April 24, 2020, the court consolidated the 2018 and 2020 derivative actions. On June 5, 2020, the parties stipulated, and on June 12, 2020, the court entered an order, vacating the defendants’ deadline to respond to the April 2020 complaint and requiring the plaintiff to file an amended complaint on or before August 11, 2020. On August 11, 2020, the plaintiff filed its amended complaint. The Company filed a motion to dismiss the amended complaint on September 25, 2020. The plaintiff opposed the Company’s motion to dismiss on November 9, 2020. The Company’s reply brief in support of the motion to dismiss is due on December 9, 2020. The court has not yet set a hearing on the Company’s motion to dismiss.
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
16. Subsequent Events
Slack Technologies, Inc.
In December 2020, the Company entered into a definitive agreement to acquire Slack Technologies, Inc. (“Slack”), a leading channel-based messaging platform. Under the terms of the agreement, Slack shareholders will receive $26.79 in cash and 0.0776 shares of Salesforce common stock for each outstanding Slack share of common stock. The transaction represents an enterprise value of approximately $27.7 billion based on the closing price of the Company’s common stock on November 30, 2020. The agreement also provides for the Company’s assumption of outstanding equity awards held by Slack employees. The Company expects to fund the cash portion of the consideration with a combination of new debt and cash on the Company’s balance sheet. In connection with its entry into the definitive agreement for the acquisition, the Company has obtained a commitment for a $10 billion 364-day senior unsecured bridge loan facility, subject to customary conditions.
The acquisition is anticipated to close in the second quarter of fiscal year 2022, subject to customary closing conditions, including receipt of Slack stockholder approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt of other approvals, consents or clearances under specified antitrust and foreign investment laws.
Acumen Solutions, Inc.
In November 2020, the Company entered into an agreement to acquire Acumen Solutions, Inc. (“Acumen”) a professional services firm that provides innovative and critical solutions to clients using the Company’s service offerings and other advanced cloud technologies. Under the terms of the agreement, the Company will acquire Acumen for approximately $570 million in cash, subject to customary purchase price adjustments. The acquisition is expected to close in the first half of fiscal 2022, subject to customary closing conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects and the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain service performance and security levels meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure and costs related to additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau, and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services beyond the CRM market; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights, including our proposed acquisition of Slack Technologies, Inc.; our ability to realize the benefits from strategic partnerships, joint ventures and investments; our ability to successfully integrate acquired businesses and technologies; our ability to compete in the market in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic and market conditions; the impact of geopolitical events; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; risks related to our bridge loan facility associated with our proposed acquisition of Slack Technologies, Inc., 2023 and 2028 senior notes, revolving credit facility and loan associated with 50 Fremont; our ability to comply with our debt covenants and lease obligations; and the impact of climate change, natural disasters and actual or threatened public health emergencies, including the ongoing COVID-19 pandemic. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a global leader in customer relationship management ("CRM") technology that brings companies and customers together. Founded in 1999, we enable companies of every size and industry to connect with their customers in new ways through existing and emerging technologies, including cloud, mobile, social, blockchain, voice, advanced analytics and artificial intelligence (“AI”), to transform their businesses.

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
In response to the COVID-19 pandemic, we have been guided by our core values of trust, customer success, innovation and equality. Beginning in the first fiscal quarter of fiscal 2021, we took actions in response to the pandemic that focused on maintaining business continuity, helping our employees, helping our customers and communities, and preparing for the future and the long-term success of our business. As a result of the pandemic and actions taken by us in response to the pandemic, our results for the first fiscal quarter 2021 reflected a decline in new business as compared to the same prior-year period, incremental operating expenses and lower than expected operating cash flows.
While we experienced declines in the first fiscal quarter of fiscal 2021, new business grew in the second and third quarters of fiscal 2021 at rates consistent with historical trends prior to COVID-19. In fiscal 2021, changes in billing frequency for new business and investments in our go-to-market efforts resulted in a negative impact to our operating cash flows during the quarter. Our income from operations continued to benefit from our global work from home policy and limited business travel by our employees in the second and third quarters of fiscal 2021.
As a result of the financial impacts of COVID-19 we experienced during the nine months ended October 31, 2020 and our current assumptions related to the extent to which the pandemic will affect our business going forward, we expect modest growth in our new incremental business and renewals, total revenues, remaining performance obligation and operating cash flows for the fourth quarter of fiscal 2021. We do not yet know the impact this will have on our long-term revenue growth.
We have in the past implemented strategic realignments to position the Company for future growth and will continue to do so, particularly as we evaluate the impact of COVID-19 on our business. As part of our current strategic realignment, we have redirected and may in the future redirect some resources from areas that no longer align with our business priorities into key growth and strategic areas, as well as to increase investments in our go-to-market and product efforts. As a result of these investments and redirection efforts, which included some position eliminations, we incurred during the third quarter, and expect to continue to incur during the fourth quarter of fiscal 2021, an increase in expenses. In addition, in the fourth quarter of fiscal 2021, we plan to consolidate and sublease our existing real estate leases in select locations resulting in potential impairments to our existing operating lease right of use assets. As we adjust and refine our strategy, there may be additional investments and redirection efforts in the future.
In addition, authorities throughout the world have implemented numerous preventative measures to contain or mitigate further spread of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, and are expected to continue to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. These business slowdowns and shutdowns have impacted and may continue to impact our business and results of operations. For example, the extent and duration of these measures could impact our ability to address cybersecurity incidents; have resulted in increased internet demand, which could cause access issues; could affect our ability to develop and support products and services; and could cause issues with access to data centers.
The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration of the pandemic, the severity of the disease, responsive actions taken by public health officials, the impacts on our customers and our sales cycles, our ability to generate new business leads, the impacts on our customers, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted with any degree of certainty. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Due to our primarily subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity, our results of operations and overall financial performance may be harmed. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
See Part I, Item 1A. “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Highlights from the Third Quarter of Fiscal Year 2021.
•Revenue: Total third quarter revenue was $5.4 billion, an increase of 20 percent year-over-year.

•Earnings per Share: Third quarter diluted earnings per share was $1.15 as compared to a loss per share of $0.12 from a year ago. Third quarter diluted earnings per share benefited by an unrealized gain of $1.1 billion associated with the initial public offering of one of our strategic investments.
•Cash: Cash provided by operations for the third quarter was $339 million, an increase of 14 percent year-over-year. Total cash, cash equivalents and marketable securities ended the third quarter at $9.5 billion.
•Remaining Performance Obligation: Remaining performance obligation ended the third quarter at approximately $30.3 billion, an increase of 17 percent year-over-year. Current remaining performance obligation ended the third quarter at approximately $15.3 billion, an increase of 20 percent year-over-year.
We continue to invest for future growth through focusing on multi-cloud adoption by our existing customers, growing our relationships with our enterprise customers, expanding internationally and expanding and strengthening our ecosystem of partners and independent software vendors. In addition, even as we help respond to the urgent demands as a result of the COVID-19 pandemic, we are innovating and delivering new solutions to help our customers succeed, such as through a suite of applications built on our platform designed to help our customers re-open safely (Work.com) and to help governments and healthcare organizations manage vaccine programs (Salesforce Care).
We regularly evaluate acquisitions and investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings through a disciplined and thoughtful acquisition process and to nurture the overall ecosystem for our offerings. We continue to evaluate such opportunities and expect to continue to make such investments and acquisitions in the future. We also plan to continue to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our business and growth strategy, we are delivering innovative solutions in new categories, including analytics and integration. We drive innovation organically and, to a lesser extent, through acquisitions, such as our recent acquisition of Vlocity in June 2020 and our pending acquisition of Slack Technologies, Inc. (“Slack”), which was signed in December 2020 and is expected to close in the second quarter of fiscal 2022.
As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses for equity awards and amortization of purchased intangibles, which have reduced our operating income.
We periodically make changes to our sales organization to position us for long-term growth, which has in the past and could again in the future result in temporary disruptions to our sales productivity. In addition, we have experienced, and may at times in the future experience, more variation from our forecasted expectations of new business activity due to longer and less predictable sales cycles and increasing complexity of our business, which includes an expanded mix of products and various revenue models resulting from acquisitions and increased enterprise solution selling activities. While we do not expect any of these changes to have a material adverse effect on our business, we experienced slower growth in new business in the first quarter of fiscal 2021 than we originally planned, primarily due to the impacts of COVID-19. Our growth in new business in the second and third quarters of fiscal 2021 was consistent with historical trends. Slower growth in new business in a given period could negatively affect our revenues in future periods, as well as remaining performance obligation in current or future periods, particularly if experienced on a sustained basis.
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, expose us to the risk of fluctuations in foreign currency markets. Fluctuations in foreign currency exchange rates had a minimal adverse impact on our revenue results for the nine months ended October 31, 2020 and had a modest favorable impact on our remaining performance obligation as of October 31, 2020. We expect these fluctuations to continue in the future.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and related professional services. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the nine months ended October 31, 2020.
Subscription and support revenues are primarily comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"). With the May 2018 acquisition of MuleSoft and the August 2019 acquisition of Tableau, subscription and support revenues also include revenues associated with software licenses. Software license revenues include fees from the sales of term and perpetual licenses. Revenues from software licenses are generally recognized upfront when the software is made available to the customer and revenues from the related support are generally recognized ratably over the contract term. Changes in average contract duration for multi-year licenses can impact revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the nine months ended October 31, 2020.
The revenue growth rates of each of our service offerings, as described below in “Results of Operations,” fluctuate from quarter to quarter and over time. Additionally, we manage the total balanced product portfolio to deliver solutions to our customers, and as a result, the revenue result for each offering is not necessarily indicative of the results to be expected for any subsequent quarter. In addition, some of our Cloud Service offerings have similar features and functions. For example, customers may use our Sales, Service or Platform service offering to record account and contact information, which are similar features across these service offerings. Depending on a customer’s actual and projected business requirements, more than one service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by service offering for comparability. Accordingly, comparisons of revenue performance by service offering over time may not be meaningful.
Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Conversely, our third quarter has historically been our smallest operating cash flow quarter. The impact of COVID-19, including the temporary financial flexibility offered to some customers in the first quarter of fiscal 2021, which has delayed payments to periods later than expected, as well as investments made in our go-to-market efforts has affected and may continue to affect trends related to the seasonal nature of unearned revenue, accounts receivable and operating cash flow. For example, we have accelerated our investments in our go-to-market and product efforts and expect to continue to do so throughout the remainder of fiscal 2021 resulting in an increase in expenses and a negative impact to operating cash flow.
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
Fiscal 2021
Fiscal 2020
Fiscal 2019

Net Cash Provided by Operating Activities
(three months ended)
$2,000
$1,000
Q1
Q2
Q3
Q4
Fiscal 2021
Fiscal 2020
Fiscal 2019

The results reflected in the tables above, beginning in the third quarter of fiscal 2020, include the impact of the Tableau acquisition in August 2019.
Remaining Performance Obligation
Our remaining performance obligation represents all future revenue under contract that has not yet been recognized as revenue and includes unearned revenue and unbilled amounts. Our current remaining performance obligation represents future revenue under contract that is expected to be recognized as revenue in the next 12 months.
Remaining performance obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms, foreign currency exchange rates and fluctuations in new business growth. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding remaining performance obligation are typically high at the beginning of the contract period, zero just prior to renewal, and increase if the agreement is renewed. Low remaining performance obligation attributable to a particular subscription agreement is often associated with an impending renewal but may not be an indicator of the likelihood of renewal or future revenue from such customer. Changes in average contract duration can impact remaining performance obligation and current remaining performance obligation.
Our growth in incremental new business and renewals were consistent with historical trends in the third quarter of fiscal 2021 and benefited our current remaining performance obligation for the third quarter of fiscal 2021. In addition, fluctuations in foreign currency exchange rates had a modest favorable impact on our current remaining performance obligation as of October 31, 2020.
Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$ (In Billions)
40
30
20
10
0
Q1 FY19
Q2 FY19
Q3 FY19
Q4 FY19
Q1 FY20
Q2 FY20
Q3 FY20
Q4 FY20
Q1 FY21
Q2 FY21
Q3 FY21
Current RPO
Noncurrent RPO

Cost of Revenues and Operating Expenses
Impact of Acquisitions
The comparability of our operating results is impacted by our recent acquisitions, including our acquisition of Vlocity in June 2020 and our acquisition of Tableau in August 2019. Expense contributions by expense type from our recent acquisitions generally may not be separately identifiable due to the integration of these businesses into our existing operations, or may be insignificant to our results of operations during the periods presented.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

3	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Subscription and support	$5,085	94%	$4,239	94%	$14,500	94%	$11,480	94%
Professional services and other	334	6	274	6	935	6	767	6
Total revenues	5,419	100	4,513	100	15,435	100	12,247	100
Cost of revenues (1)(2):
Subscription and support	1,060	20	870	19	3,039	20	2,275	19
Professional services and other	334	6	264	6	920	6	740	6
Total cost of revenues	1,394	26	1,134	25	3,959	26	3,015	25
Gross profit	4,025	74	3,379	75	11,476	74	9,232	75
Operating expenses (1)(2):
Research and development	902	17	774	17	2,659	17	1,935	16
Marketing and sales	2,377	44	2,063	46	7,042	45	5,584	45
General and administrative	522	9	477	11	1,513	10	1,214	10
Loss on settlement of Salesforce.org reseller agreement	0	0	0	0	0	0	166	1
Total operating expenses	3,801	70	3,314	74	11,214	72	8,899	72
Income from operations	224	4	65	1	262	2	333	3
Gains on strategic investments, net	1,036	19	6	0	1,910	12	396	3
Other income (expense)	(10)	0	(7)	0	(36)	0	(19)	0
Income before benefit from (provision for) income taxes	1,250	23	64	1	2,136	14	710	6
Benefit from (provision for) income taxes (3)	(169)	(3)	(173)	(3)	1,669	11	(336)	(3)
Net income (loss)	$1,081	20%	$(109)	(2)%	$3,805	25%	$374	3%

(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Cost of revenues	$169	3%	$157	4%	$494	3%	$280	2%
Marketing and sales	114	2	109	2	344	2%	242	2
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Cost of revenues	$65	1%	$54	1%	$180	1%	$143	1%
Research and development	181	3	169	4	531	4	348	3
Marketing and sales	242	5	249	6	718	5	625	5
General and administrative	78	1	71	1	219	1	158	1
(3) In the second quarter of fiscal 2021, we recorded approximately $2.0 billion of benefit from income taxes due to a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of intangible property.
The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of October 31,	As of January 31,
	2020	2020
Cash, cash equivalents and marketable securities	$9,492	$7,947
Unearned revenue	7,923	10,662
Remaining performance obligation	30.3	30.8
Principal due on our outstanding debt obligations (1)	2,691	2,694
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the three and nine months ended October 31, 2020 compared to the same period of fiscal 2020 was impacted by our acquisitions in the current and prior year, including the acquisition of Tableau in the prior year, which was our largest acquisition to date. In our discussion of changes in our results of operations for the three and nine months ended October 31, 2020 compared to the same periods of fiscal 2020, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date on the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars	Percent
Subscription and support	$5,085	$4,239	$846	20%
Professional services and other	334	274	60	22
Total revenues	$5,419	$4,513	$906	20%

	Nine Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars	Percent
Subscription and support	$14,500	$11,480	$3,020	26%
Professional services and other	935	767	168	22
Total revenues	$15,435	$12,247	$3,188	26%
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately six percent of total subscription and support revenues for the three and nine months ended October 31, 2020. Subscription and support revenues accounted for approximately 94 percent of our total revenues for both the three and nine months ended October 31, 2020 and 2019. Additionally, subscription and support revenues increased by approximately $46 million as a result of one more day (February 29, 2020) in the nine months ended October 31, 2020 compared to the same period a year ago.
The acquisition of Tableau in August 2019 contributed approximately $378 million and $1.0 billion to total subscription and support revenues in the three and nine months ended October 31, 2020, respectively. As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of October 31, 2020, our attrition rate, excluding our Integration service offering, Salesforce.org and Tableau, was less than ten percent. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. While our attrition rate is difficult to predict, we expect it to remain consistent in the near term due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time, including, for example, as a result of COVID-19.
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
Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,
	2020	2019	Variance Percent
Sales	$1,311	$1,168	12%
Service	1,376	1,140	21%
Platform and Other	1,594	1,287	24%
Marketing and Commerce	804	644	25%
Total	$5,085	$4,239

	Nine Months Ended October 31,
	2020	2019	Variance Percent
Sales	$3,835	$3,371	14%
Service	3,931	3,247	21%
Platform and Other	4,470	3,041	47%
Marketing and Commerce	2,264	1,821	24%
Total	$14,500	$11,480

Our Industry Offerings revenue is included in either Sales, Service or Platform and Other depending on the primary service offering purchased. Integration and Analytics revenues are included in Platform and Other. The acquisition of Tableau in August 2019 contributed approximately $378 million and $1.0 billion to Platform and Other during the three and nine months ended October 31, 2020, respectively. The revenue growth rates of each of our core service offerings have been and may be adversely impacted by COVID-19 in the future, depending on our customers’ actual and projected business needs.
Revenues by geography were as follows:

	Three Months Ended October 31,
(in millions)	2020	As a % of Total Revenues	2019	As a % of Total Revenues	Growth rate
Americas	$3,758	69%	$3,216	71%	17%
Europe	1,149	21	880	20	31
Asia Pacific	512	10	417	9	23
	$5,419	100%	$4,513	100%	20%

	Nine Months Ended October 31,
(in millions)	2020	As a % of Total Revenues	2019	As a % of Total Revenues	Growth rate
Americas	$10,724	69%	$8,649	71%	24%
Europe	3,253	21	2,421	20	34
Asia Pacific	1,458	10	1,177	9	24
	$15,435	100%	$12,247	100%	26%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Revenues in the Americas and Europe also benefited from our acquisition of Tableau in August 2019. Foreign currency fluctuations had a minimal impact on revenues outside of the Americas for the three and nine months ended October 31, 2020 and 2019.
Cost of Revenues.

	Three Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars
Subscription and support	$1,060	$870	$190
Professional services and other	334	264	70
Total cost of revenues	$1,394	$1,134	$260
Percent of total revenues	26%	25%

	Nine Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars
Subscription and support	$3,039	$2,275	$764
Professional services and other	920	740	180
Total cost of revenues	$3,959	$3,015	$944
Percent of total revenues	26%	25%
For the three months ended October 31, 2020, the increase in cost of revenues was primarily due to an increase of $84 million in employee-related costs, an increase of $11 million in stock-based expenses, an increase of $59 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $12 million and an increase in allocated overhead. For the nine months ended October 31, 2020, the increase in cost of revenues was primarily due to an increase of $276 million in employee-related costs, an increase of $37 million in stock-based expenses, an increase of $220 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $214 million.
We have increased our headcount by 20 percent since October 31, 2019 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Our professional services and other gross margin was break-even and positive $15 million during the three and nine months ended October 31, 2020, respectively, and positive $10 million and $27 million during the three and nine months ended October 31, 2019, respectively. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Three Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars
Research and development	$902	$774	$128
Marketing and sales	2,377	2,063	314
General and administrative	522	477	45
Total operating expenses	$3,801	$3,314	$487
Percent of total revenues	70%	74%

	Nine Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars
Research and development	$2,659	$1,935	$724
Marketing and sales	7,042	5,584	1,458
General and administrative	1,513	1,214	299
Loss on settlement of Salesforce.org reseller agreement	0	166	(166)
Total operating expenses	$11,214	$8,899	$2,315
Percent of total revenues	72%	72%
For the three months ended October 31, 2020, the increase in research and development expense was primarily due to an increase of approximately $98 million in employee related costs, an increase of $12 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. For the nine months ended October 31, 2020, the increase in research and development expenses was primarily due to an increase of approximately $452 million in employee-related costs, an increase of $183 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. Our research and development headcount increased by 13 percent since October 31, 2019 in order to improve and extend our service offerings, develop new technologies, and integrate acquired companies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For the three months ended October 31, 2020, the increase in marketing and sales expenses was primarily due to an increase of $336 million in employee-related costs and amortization of deferred commissions, an increase in amortization of purchased intangible assets of $5 million and allocated overhead partially offset by a decrease of $7 million in stock-based expense and a reduction in employee travel and expenses. For the nine months ended October 31, 2020, the increase in marketing and sales expenses was primarily due to an increase of $1.2 billion in employee-related costs and amortization of deferred commissions, an increase of $93 million in stock-based expenses, an increase in amortization of purchased intangible assets of $102 million, and allocated overhead partially offset by a reduction in employee travel and expenses. Marketing and sales expenses for the nine months ended October 31, 2020 were also negatively impacted by the one-time partial minimum commission guarantee offered to our direct sales force and the cancellation of our in-person events. Our marketing and sales headcount increased by 13 percent since October 31, 2019, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel.

For the three and nine months ended October 31, 2020, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. General and administrative expenses for the nine months ended October 31, 2020 were also negatively impacted by our donations to members of our ecosystem and community, including the donation of personal protective equipment. Our general and administrative headcount increased by 14 percent since October 31, 2019 as we added personnel to support our growth. While not material to date, we may experience increasing credit loss risks from accounts receivable in future periods depending on the duration or degree of economic slowdown caused by the COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessments.
For the nine months ended October 31, 2019 we incurred a one-time, non-cash operating expense charge of $166 million, as a result of the June 2019 Salesforce.org business combination and effective settlement of all existing agreements.
Other income and expense.

	Three Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars
Gains on strategic investments, net	$1,036	$6	$1,030
Other expense	(10)	(7)	(3)

	Nine Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars
Gains on strategic investments, net	$1,910	$396	$1,514
Other expense	(36)	(19)	(17)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains recognized during the three and nine months ended October 31, 2020 were primarily driven by unrealized gains recognized on publicly traded equity securities of $1.0 billion and $1.6 billion, respectively.
Other expense primarily consists of interest expense on our debt as well as our operating and finance leases offset by investment income. Interest expense was $29 million and $32 million for the three months ended October 31, 2020 and 2019, respectively and $87 million and $101 million for the nine months ended October 31, 2020 and 2019, respectively. Investment income decreased $13 million and $23 million in the three and nine months ended October 31, 2020, respectively, compared to the same periods a year ago due to lower interest rates across our portfolio and was modestly offset by larger cash equivalents and marketable securities balances.
Benefit from (provision for) income taxes.

	Three Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars
Provision for income taxes	$(169)	$(173)	$4
Effective tax rate	14%	270%

	Nine Months Ended October 31,		Variance
(in millions)	2020	2019	Dollars
Benefit from (provision for) income taxes	$1,669	$(336)	$2,005
Effective tax rate	(78)%	47%
We recognized a tax provision of $169 million on a pretax income of $1.3 billion for the three months ended October 31, 2020 and a tax benefit of $1.7 billion on a pretax income of $2.1 billion for the nine months ended October 31, 2020. In the second quarter of fiscal 2021, we changed our international corporate structure, which included the consolidation of certain intangible property in Ireland resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. We believe that it is more likely than not the deferred tax assets will be realized in Ireland. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings or material discrete tax items or a combination of these factors resulting from transactions or events, such as acquisitions, changes to our operating structure, or COVID-19.
We recognized a tax provision of $173 million on a pretax income of $64 million for the three months ended October 31, 2019. Our tax provision was primarily related to income taxes in profitable jurisdictions outside of the United States. In addition, the impact of acquisitions changed our quarterly earnings and as a result, we recorded higher quarterly income tax provision. We recognized a tax provision of $336 million on a pretax income of $710 million for the nine months ended October 31, 2019.
Liquidity and Capital Resources
At October 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $9.5 billion and accounts receivable of $3.3 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset backed securities, foreign government obligations, mortgage backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our revolving loan credit agreement, which provides $1.0 billion in unsecured financing (“Credit Facility”) as of October 31, 2020, also serves as a source of liquidity.
As of October 31, 2020, our remaining performance obligation was $30.3 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
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
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments. For example, in connection with our pending acquisition of Slack, we obtained a commitment for a $10 billion 364-day senior unsecured bridge loan facility (the “Bridge Facility”), subject to customary conditions. We intend to replace the Bridge Facility and fund the cash portion of the acquisition consideration with new debt and cash on our balance sheet.
Cash Flows
For the three and nine months ended October 31, 2020 and 2019 our cash flows were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net cash provided by operating activities	$339	$298	$2,627	$2,699
Net cash provided by (used in) investing activities	(1,035)	63	(4,065)	(1,515)
Net cash provided by financing activities	368	15	1,018	39
Operating Activities
The net cash provided by operating activities during the nine months ended October 31, 2020 was primarily related to net income of $3.8 billion, adjusted for non-cash items including $2.0 billion from a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of certain intangible property, $2.0 billion of depreciation and amortization and $1.6 billion of expenses related to employee stock plans. Cash provided by operating activities during the nine months ended October 31, 2020 further benefited by the change in accounts receivable, net of $2.9 billion, offset by change in unearned revenue of $2.8 billion. Cash provided by operating activities during the nine months ended October 31, 2020 was negatively impacted by changes in billing frequency for new business due to the COVID-19 pandemic. In addition, our operating cash flows were negatively impacted by investments made in our go-to-market efforts, such as the partial minimum commission guarantee provided in the first quarter of fiscal 2021.
The net cash provided by operating activities during the nine months ended October 31, 2019 was primarily related to net income of $374 million, adjusted for non-cash items such as $1.5 billion related to depreciation and amortization and $1.3 billion of expenses related to employee stock plans, and change in accounts receivable, net of $2.6 billion, offset by change in unearned revenue of $2.1 billion.
Investing Activities
The net cash used in investing activities during the nine months ended October 31, 2020 was primarily related to cash consideration for the acquisition of Vlocity, net of cash acquired, of approximately $1.2 billion as well as purchases of marketable securities of $4.0 billion and was partially offset by sales and maturities of marketable securities of $2.0 billion. In addition, we paid approximately $150 million of cash consideration related to the purchase of 450 Mission, which is reflected in capital expenditures.
The net cash used in investing activities during the nine months ended October 31, 2019 was primarily related to the purchases of marketable securities of $1.9 billion.
Financing Activities
Net cash provided by financing activities during the nine months ended October 31, 2020 consisted primarily of $1.1 billion from proceeds from equity plans.
Net cash provided by financing activities during the nine months ended October 31, 2019 consisted primarily of $0.6 billion from proceeds from equity plans.
Debt
As of October 31, 2020, we had senior unsecured debt outstanding due in 2023 and 2028 with a total carrying value of $2.5 billion. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in 2023 with a total carrying value of $190 million. We were in compliance with all debt covenants as of October 31, 2020.
We maintain a $1.0 billion Credit Facility that matures in April 2023. There were no outstanding borrowings under the Credit Facility as of October 31, 2020. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At October 31, 2020, the future non-cancelable minimum payments under these commitments were approximately $4.0 billion. As of October 31, 2020, we have additional operating leases that have not yet commenced totaling $1.9 billion. These operating leases include agreements for office facilities to be constructed and will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 3 to 18 years.
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
Other Future Obligations
In December 2020, we entered into a definitive agreement to acquire Slack, a leading channel-based messaging platform. Under the terms of the agreement, Slack shareholders will receive $26.79 in cash and 0.0776 shares of our common stock for each outstanding Slack share of common stock. The transaction represents an enterprise value of approximately $27.7 billion based on the closing price of our common stock on November 30, 2020. The agreement also provides for the assumption of outstanding equity awards held by Slack employees. We expect to fund the cash portion of the consideration with a combination of new debt and cash on our balance sheet. In connection with our entry into the definitive agreement for the acquisition, we obtained a commitment for a $10 billion 364-day senior unsecured bridge loan facility, subject to customary conditions.
In November 2020, we entered into an agreement to acquire Acumen Solutions, Inc. (“Acumen”) for approximately $570 million in cash, subject to customary purchase price adjustments. The acquisition is expected to close in the first half of fiscal 2022, subject to customary closing conditions.
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
We also believe that transparently disclosing the goals and relevant metrics related to our ESG programs will allow our stakeholders to be informed on our progress. To this end, we are working to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures and of the Sustainability Accounting Standards Board (“SASB”) by the end of fiscal 2021.
A summary of the key ESG topics that are most important to our stakeholders and the success of our business, along with key goals for each topic, can be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020. We also published our annual Stakeholder Impact Report in May 2020, which includes a table of detailed metrics and indicators that highlights the key goals of our ESG programs, provides year over year trends and references SASB, The Global Reporting Initiative, and the Ten Principles of the United Nations Global Compact.
Our ESG highlights as of and for the quarter ended October 31, 2020 include the following:
•COVID-19 Response. We continued to support our employees, our customers, and our communities in response to the COVID-19 pandemic. For example, in the third quarter of fiscal 2021, we launched Work.com for schools to help schools reopen safely, facilitate communication between teachers and families at scale, and support students remotely. We also announced Work.com for vaccines which is intended to help governments and healthcare organizations more safely and efficiently manage vaccine programs at scale.
•Racial Equality and Justice Task Force. We continue to make progress on our Racial Equality and Justice Task Force to help drive systemic change in our workplace and community. We invited employees from across the business, as well as leaders of our Black employee resource group, to help guide our vision. Our response focuses on four pillars of “People, Purchasing, Philanthropy and Policy” and our vision and goals have been formalized in a new Racial Equality and Justice V2MOM, which is an internal management tool that incorporates our vision, values, methods, obstacles, and measures.
•Impact Investing. In October 2020, we launched our second Salesforce Ventures Impact Fund to continue supporting innovative companies driving social and environmental change. The new $100 million fund is expected to accelerate the growth of cloud companies addressing some of today’s most pressing needs including education and re-skilling, climate action, diversity, equity and inclusion, and providing tech for nonprofits and foundations.
•Government Affairs. To promote civic engagement and enable every eligible employee to vote, we have updated our policies to recognize national Election Day in the U.S. as a company holiday for our U.S. employees. Employees in other countries are also provided the day off when their national election takes place during the work week. We also provided employees the opportunity to log Volunteer Time Off for volunteering as non-partisan poll workers on Election Day.
•Integrated Philanthropy. Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, since inception, we have given approximately $406 million to charitable organizations, logged more than 5.5 million employee volunteer hours around the world and provided more than 51,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount. In addition, in September, we published our Community Impact Report for 2020, which assesses the social value we are delivering to the social impact sector, illustrates customer outcomes and breaks down our approach in this area.
•Protecting the Planet. Salesforce continues to support science-based climate policies and actions.
◦Policy Advocacy. In August 2020, Salesforce was recognized by the Climate Group and RE100 as Best Policy Influencer for our efforts in calling for a federal price on carbon, supporting new emissions standards in the state of Virginia, and signing the largest ever UN-backed CEO-led climate advocacy effort to urge governments to incorporate climate action in their economic recovery plans.
◦Renewable Energy. We continued to support new efforts to decarbonize regional energy grids through our first international Virtual Power Purchase Agreement (“VPPA”) in Australia. This VPPA supports our ambition to achieve our 100 percent renewable energy goal by 2022.
◦1T.org. In January 2020, as a founding partner of 1t.org, and in support of its mission, Salesforce announced our goal to support and mobilize the conservation, restoration, and growth of 100 million trees by the end of 2030. In August, Salesforce supported the launch of 1T.org’s U.S. chapter, and in September, released its

Tree Tracker in partnership with Plant-for-the-Planet; tracking its progress toward our 100 million tree goal and enabling stakeholders to donate to global projects it is supporting.

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
In fiscal 2020, we began transitioning away from our UK-centralized European structure to enable some of our local subsidiaries within Europe, including Germany and France, to invoice customers directly. This transition, which may take multiple years, is expected to enable local subsidiaries to recognize revenues, operating expenses and corresponding balance sheet accounts in local currencies. With the change to local invoicing in some markets, we expect better alignment between our revenue and expenses in the local currency.
In January 2020, the UK exited the European Union (“EU”) (“Brexit”) and entered a transition period expected to last until the end of calendar 2020, during which, the UK will continue to be subject to EU rules and regulations while it negotiates the future terms of its relationship with the EU. Brexit, and the outcome of these ongoing negotiations, could adversely affect the UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland that could partially mitigate the impact Brexit could have on our operations. In the nine months ended October 31, 2020 and 2019, revenues generated in Europe were approximately 21 percent and 20 percent of total revenues, respectively, of which most are recorded in our UK, Germany, France, Italy, Spain and Ireland subsidiaries. Revenues in Europe were minimally impacted in the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 as a result of fluctuations in the Euro and British Pound Sterling against the USD. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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
We pursue our objective by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair values recorded to our condensed consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Although the USD fluctuated against certain international currencies over the past several months, the amounts of revenue that we reported in USD for foreign subsidiaries that transact in international currencies were similar to what we would have reported during the nine months ended October 31, 2019 using a constant currency rate. However, fluctuations in USD against certain international currencies over the past several months benefited our remaining performance obligation as of October 31, 2020 compared to what we would have reported as of October 31, 2019 using constant currency rate.

Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $9.5 billion as of October 31, 2020. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at October 31, 2020 could result in a $65 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2020, we had cash, cash equivalents and marketable securities totaling $7.9 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $38 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of October 31, 2020	Interest Terms	Effective interest rate for the three months ended October 31, 2020
2023 Senior Notes	April 2023	$1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	191	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on our credit rating. Our Credit Facility allows for the LIBOR rate to be phased-out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. Regardless of what amounts, if any, are outstanding under the Credit Facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our credit rating, payable in arrears quarterly. As of October 31, 2020, there was no outstanding borrowing amount under the Credit Facility.
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
We have an investment portfolio that includes strategic investments in privately held and publicly traded companies, which range from early-stage companies to more mature companies both domestically and internationally. We primarily invest in enterprise cloud companies, technology startups and system integrators to advance and expand our ecosystem. As the enterprise cloud computing ecosystem continues to mature and technologies change, our investment strategy and corresponding investment opportunities have expanded to include investments in companies concurrently with their initial public offerings, as well as larger capital investments in late stage companies. We plan to continue these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive. Our strategy includes using proceeds from realized gains recognized on the sales of our existing strategic investments to, in part, fund these new strategic investments.

As of October 31, 2020, our portfolio consisted of investments in over 280 companies, with capital investments ranging from less than $0.3 million to approximately $400 million, and 34 investments with carrying values individually equal to or in excess of approximately $10 million. As of October 31, 2020, we held one publicly traded investment with a carrying value that was individually greater than 35 percent of our total strategic investments, one publicly traded investment with a carrying value that was individually approximately 20 percent of our total strategic investments and one privately held investment individually greater than five percent of our total strategic investments.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of October 31, 2020 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of October 31, 2020
Publicly held equity securities	$508	$1,761	$(8)	$2,261
Privately held equity securities	1,618	250	(250)	1,618
Total equity securities	$2,126	$2,011	$(258)	$3,879
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
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in enterprise value of our significant publicly traded and privately held equity securities held as of October 31, 2020, which represents 74 percent of the strategic investment portfolio, could result in a $273 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. For example, one of our publicly traded investments with a carrying value of approximately 20 percent is subject to a lock-up period until January 2021. Another of our publicly traded investments, which individually had a carrying value greater than 35 percent of our total strategic investment portfolio, is subject to lock-up agreements until March 2021, for the investment made prior to their IPO and September 2021 for the investment made concurrent with their IPO.
In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital. The COVID-19 pandemic and its reverberating effects on the global economy have caused disruptions to the industry and to financial markets that are inhibiting and may continue to inhibit the ability of investee companies to complete a liquidity event. In severe cases, our investee companies may no longer be able to operate or could experience reduced profitability, delayed public offerings, reduced ability to raise favorable rounds of financing, or acquisitions at less favorable terms. These outcomes could materially adversely affect our financial position, results of operations, and cash flows.

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
As a result of COVID-19, and as described above, we took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely. We believe that our internal control over financial reporting can be executed effectively and continues to be effective.

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
For more information regarding legal proceedings, such as the Tableau shareholder derivative action, see Note 14 “Legal Proceedings and Claims” to the condensed consolidated financial statements in Item 1 of Part I.
ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock.
We organize these risks and uncertainties into the following categories: risks related to our business operations; risks that could affect, or result from, our business strategy and the industry in which we operate; legal and regulatory risks; financial risks; risks related to the ownership of our common stock and general risks that could affect our business.
Risk Factor Summary
Operational and Execution Risks
•The effects of the COVID-19 pandemic and related public health measures on how we and our customers are operating our businesses.
•Any breaches in our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners, or the underlying infrastructure of the Internet that cause unauthorized access to a customer’s data, our data or our IT systems, or the blockage or disablement of authorized access to our services.
•Any defects or disruptions in our services that diminish demand for our services.
•Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements.
•An inability to realize the expected business or financial benefits of company and technology acquisitions and investments.
•The completion of the proposed acquisition of Slack Technologies, Inc. in the anticipated timeframe and failure to realize the anticipated benefits of the acquisition.
•Strain on our personnel resources and infrastructure from supporting our existing and growing customer base or an inability to scale our operations and increase productivity.
•Customers’ non-renewal of or reduction in subscriptions at the time of renewal, or our inability to accurately predict subscription renewals and upgrade rates.
•Disruptions caused by periodic changes to our sales organization.
•Dependency of our services on the development and maintenance of the infrastructure of the Internet by third parties.
•Exposure to risks inherent in international operations from sales to customers outside the United States.
•A more time-consuming and expensive sales cycle, pricing pressure, and implementation and configuration challenges as we target more of our sales efforts at larger enterprise customers.
•Any loss of key members of our management team or development and operations personnel, or inability to attract and retain employees necessary to support our operations and growth.

•Any failure in our delivery of high-quality technical support services.
Strategic and Industry Risks
•A failure by us to expand our services beyond the CRM market and to develop and integrate our existing services in order to keep pace with technological developments.
•An inability to maintain and enhance our brands.
•Partial or complete loss of invested capital, or significant changes in the fair value, of our strategic investment portfolio.
•Any discontinuance by third-party developers and providers in embracing our technology delivery model and enterprise cloud computing services, or customers asking us for warranties for third-party applications, integrations, data and content.
•An inability to compete effectively in the intensely competitive market in which we participate.
•Social and ethical issues, including the use of AI in our offerings.
Legal and Regulatory Risks
•Privacy concerns and laws such as the California Consumer Privacy Act and the EU’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations.
•Evolving industry-specific regulation and other requirements and standards and unfavorable industry-specific laws, regulations, interpretive positions or standards.
•Lawsuits against us by third parties for various claims, including alleged infringement of proprietary rights.
•Any failure to protect our intellectual property rights.
•Risks related to government contracts and related procurement regulations.
•Governmental export and import controls that could impair our ability to compete in international markets and may subject us to liability.
Financial Risks
•Because we generally recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
•Significant fluctuations in our rate of anticipated growth and any failure to balance our expenses with our revenue forecasts.
•Unanticipated changes in our effective tax rate and additional tax liabilities and global tax developments.
•Fluctuations in currency exchange rates, particularly the U.S. Dollar, Euro and British Pound Sterling.
•Our debt service obligations, lease commitments and other contractual obligations.
•Accounting pronouncements and changes in other financial and non-financial reporting standards.
Risks Related to Owning Our Common Stock
•Fluctuations in our quarterly results.
•Volatility in the market price of our common stock and associated litigation.
•Provisions in our certificate of incorporation and bylaws and Delaware law that might discourage, delay or prevent a change of control of our company or changes in our management.
General Risks
•Volatile and significantly weakened global economic conditions.
•The occurrence of natural disasters and other events beyond our control.
•The long-term impact on our business from climate change.

Operational and Execution Risks
The effects of the COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results and cash flows; the duration and extent to which this will impact our future results of operations and cash flows remains uncertain.
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results and cash flows; the duration and extent to which this will impact our future results remain uncertain. In response to the COVID-19 pandemic, we have cancelled or delayed some customer events, and shifted many of them, including Dreamforce, World Tours, Connections, Tableau Conference, Basecamps and Salesforce.org’s Higher Ed Summit, to virtual-only experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee and industry events in the future. Our shift to creating virtual customer, employee and industry events may not be successful, and we may not be able to showcase our products as well as, or generate the same customer interest, opportunities and leads through virtual events as, we have historically done through in-person events. If we attempt to re-introduce large in-person events, we may not be able to do so successfully and our customers may not be able or willing to attend them.
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
Moreover, the conditions caused by COVID-19 initially affected customer IT spending and may in the future adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services. These conditions delayed and may in the future delay prospective customers’ purchasing decisions, and reduced and may in the future reduce the value or duration of our customers’ subscription contracts, and affect attrition rates, all of which could adversely affect our future sales and operating results.
Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Authorities throughout the world have implemented numerous preventative measures to contain or mitigate further spread of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders. These public health measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations and cash flows. For example, these measures and related economic effects contributed to certain customers’ reluctance or inability to submit payments to us (as well as changes in billing frequency), and adversely impacted the effectiveness of outsourced service providers we use to collect payments, and these conditions may persist or worsen. The extent and duration of these measures could also impact our ability to address cybersecurity incidents, have resulted in increased internet demand which could cause access issues, could affect our ability to develop and support products and services, and could cause issues with access to data centers. As we continue to monitor the situation and public health guidance, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, severity of the economic decline attributable to the pandemic and timing and nature of a potential economic recovery, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee and industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which the pandemic may impact our financial condition or results of operations, including our long-range plan, is uncertain. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. In addition, uncertainty regarding the impact of COVID-19 on our future operating results and financial condition may result in our taking cost-cutting measures, reducing the level of our capital investments and delaying or canceling the implementation of strategic initiatives, any of which may negatively impact our business and reputation. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ business and productivity, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten many of the other risks described in this “Risk Factors” section.
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
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights. We continue to evaluate such opportunities and expect to continue to make such investments and acquisitions in the future such as the pending acquisition of Slack Technologies, Inc. (“Slack”), which was signed in December 2020 and is expected to close in the second quarter of fiscal 2022.
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
•difficulties in integrating acquired operations, technologies, services, platforms and personnel;
•the inability to obtain (or a material delay in obtaining) the regulatory approvals, including from antitrust or other similar regulatory authorities, necessary to complete transactions or to integrate operations, or potential remedies imposed by regulatory authorities either as a condition to or following the completion of a transaction (such as the global hold separate order, issued in connection with our acquisition of Tableau by the United Kingdom Competition & Markets Authority in fiscal 2020, which order was lifted in fiscal 2020), which may include divestitures, ownership or operational restrictions or other structural or behavioral remedies;
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by the effects of the COVID-19 pandemic, government actions in light of the pandemic, trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, a number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds on transactions involving foreign investments, whether in response to the COVID-19 pandemic or otherwise. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
We may not complete the acquisition of Slack within the time frame we anticipate or at all.
The completion of the acquisition of Slack is subject to a number of conditions, including receipt of Slack stockholder approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt of other approvals, consents or clearances under specified antitrust and foreign investment laws. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. A delay in completing the acquisition could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the acquisition.
We may fail to realize all of the anticipated benefits of the Slack acquisition, and the merger or those benefits may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through leveraging the products, scale and combined enterprise customer bases of Salesforce and Slack. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the acquisition, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.
In addition, Salesforce and Slack will be required to devote significant attention and resources prior to closing to prepare for the post-closing integration and operation of the combined company, and we will be required post-closing to devote significant attention and resources to successfully align our business practices and operations. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the acquisition.
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
The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (“ICANN”) and the Internet Assigned Numbers Authority, now under the stewardship of ICANN.
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
In addition, certain countries have implemented (or may implement) legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet service providers to limit access to specific websites or content. Additionally, the COVID-19 pandemic has also led to quarantines, shelter in place orders, and work from home directives, all of which have increased demands for internet access and may create access challenges. These actions could potentially limit or interrupt access to our services from certain countries or Internet service providers, impede our growth, productivity and operational effectiveness, result in the loss of potential or existing customers and harm our business.
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
Strategic and Industry Risks
Our efforts to expand our services beyond the CRM market and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate. In addition, the markets for certain of our offerings, including Work.com, Customer 360 Truth, and other offerings, remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. In addition, we may be required to continuously enhance our artificial intelligence offerings so that quality recommendations can be provided to our customers. Further, the introduction of significant platform changes and upgrades may not succeed and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.
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
•internally-developed enterprise applications (by our potential customers’ IT departments);
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
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, and larger marketing budgets, as well as substantially greater financial, technical, personnel, and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or provide competitive pricing. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
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
Legal and Regulatory Risks
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
Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for non-compliance, including as a result of penalties, fines and lawsuits related to data breaches. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. In addition, the CJEU commented that companies relying on another such mechanism, the European Commission’s Standard Contractual Clauses, should assess on a case-by-case basis whether the law of the country of destination ensures adequate protection of personal data transferred under EU law, by providing, where necessary, additional safeguards to those offered by those clauses. Salesforce relies upon Binding Corporate Rules, a third mechanism, which provides additional safeguards with respect to government requests for EU personal data, as well as the European Commission’s Standard Contractual Clauses to transfer EU personal data internationally. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. Certain countries outside of the EEA (e.g., Russia, China) have also passed or are considering passing laws requiring local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under CCPA, and potentially other states' laws, may increase our and our customers’ potential liability and the demands our customers place on us. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers and our customers' customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for non-compliance with privacy laws, any of which could harm our business.
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
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (“PCI”) Data Security Standards, may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results.
Further, in some cases, industry-specific laws, regionally-specific, or product-specific laws, regulations, or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations, and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized "in country," as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. For example, there are various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
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
The software and Internet industries are characterized by the existence of a large number of patents, trademarks, trade secrets and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights. We have also been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies may be subject to injunction if they are found to infringe the rights of a third-party or we may be required to pay damages, or both. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.
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
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, require expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Furthermore, U.S. export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to U.S. embargoed or sanctioned countries, governments and parties. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the U.S. and other countries are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by considerations related to United States election cycles, relations between the United States and China and the effects of the COVID-19 pandemic.
Financial Risks
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
As of October 31, 2020, we had a substantial level of debt, including our 2023 and 2028 Senior Notes ("Senior Notes”), the loan we assumed when we purchased 50 Fremont due June 2023 and lease arrangements. We also have a Credit Facility under which we can draw $1.0 billion. Additionally, we have significant contractual commitments, such as commitments with infrastructure service providers, which are not reflected on our condensed consolidated balance sheets. In December 2020, we obtained a commitment for a $10 billion 364-day senior unsecured bridge loan facility (the “Bridge Facility”), subject to customary conditions in connection with the pending acquisition of Slack. We intend to replace the Bridge Facility and fund the cash portion of the acquisition consideration with new debt and cash on our balance sheet.
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
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt or contractual obligations resulting from our leases. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. In addition, we may seek debt financing to fund acquisitions, as we intend for our pending acquisition of Slack. We can offer no assurance that we can obtain debt financing on terms acceptable to us, if at all.
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

Risks Related to Owning our Common Stock
Our quarterly results are likely to fluctuate, which may cause the value of our common stock to decline substantially.
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
•changes in unearned revenue and remaining performance obligation, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term, the collectability of invoices related to multiyear agreements, the timing of license software revenue recognition, or fluctuations due to foreign currency movements, all of which may impact implied growth rates;
•our ability to realize benefits from strategic partnerships, acquisitions or investments;
•variations in the revenue mix of our services and growth rates of our subscription and support offerings, including the timing of software license sales and sales offerings that include an on-premise software element for which the revenue allocated to that deliverable is recognized upfront;
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
•the seasonality of our customers’ businesses, especially our Commerce service offering customers, including retailers and branded manufacturers;
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
•expenses related to our real estate or modification of our existing real estate, our office leases and our data center capacity and expansion;

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
•equity or debt issuances, including as consideration in or in conjunction with acquisitions;
•the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;
•evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;
•regulatory compliance and acquisition costs; and
•the impact of new accounting pronouncements and associated system implementations.
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
•changes to our credit ratings; and
•environmental, social, governance and other issues impacting our reputation.
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
General Risks
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
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate related risks, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority and is not guaranteed. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters have historically experienced, and are projected to continue to experience climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	6/7/2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 4, 2020
salesforce.com, inc.

	By:	/s/ Mark J. Hawkins
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: December 4, 2020
salesforce.com, inc.

	By:	/s/ Joe Allanson
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)