Form 10-Q
period 2021-04-30
SALESFORCE.COM, INC.
filed 2021-06-02
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 27, 2021, there were approximately 926 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)

	April 30, 2021	January 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,544	$6,195
Marketable securities	6,479	5,771
Accounts receivable, net	3,174	7,786
Costs capitalized to obtain revenue contracts, net	1,166	1,146
Prepaid expenses and other current assets	1,081	991
Total current assets	20,444	21,889
Property and equipment, net	2,490	2,459
Operating lease right-of-use assets, net	3,065	3,204
Noncurrent costs capitalized to obtain revenue contracts, net	1,736	1,715
Strategic investments	3,944	3,909
Goodwill	26,640	26,318
Intangible assets acquired through business combinations, net	3,925	4,114
Deferred tax assets and other assets, net	2,641	2,693
Total assets	$64,885	$66,301
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$3,439	$4,355
Operating lease liabilities, current	726	766
Unearned revenue	11,158	12,607
Total current liabilities	15,323	17,728
Noncurrent debt	2,672	2,673
Noncurrent operating lease liabilities	2,734	2,842
Other noncurrent liabilities	1,589	1,565
Total liabilities	22,318	24,808
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	36,232	35,601
Accumulated other comprehensive loss	(68)	(42)
Retained earnings	6,402	5,933
Total stockholders’ equity	42,567	41,493
Total liabilities and stockholders’ equity	$64,885	$66,301

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

1	Three Months Ended April 30,
	2021	2020
Revenues:
Subscription and support	$5,536	$4,575
Professional services and other	427	290
Total revenues	5,963	4,865
Cost of revenues (1)(2):
Subscription and support	1,122	966
Professional services and other	433	288
Total cost of revenues	1,555	1,254
Gross profit	4,408	3,611
Operating expenses (1)(2):
Research and development	951	859
Marketing and sales	2,544	2,390
General and administrative	559	502
Total operating expenses	4,054	3,751
Income (loss) from operations	354	(140)
Gains on strategic investments, net	288	192
Other expense	(38)	(5)
Income before benefit from (provision for) income taxes	604	47
Benefit from (provision for) income taxes	(135)	52
Net income	$469	$99
Basic net income per share	$0.51	$0.11
Diluted net income per share	$0.50	$0.11
Shares used in computing basic net income per share	921	896
Shares used in computing diluted net income per share	940	913
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2021	2020
Cost of revenues	$168	$159
Marketing and sales	120	112
(2) Amounts include stock-based expense, as follows:

	Three Months Ended April 30,
	2021	2020
Cost of revenues	$82	$52
Research and development	173	166
Marketing and sales	238	223
General and administrative	71	63

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2021	2020
Net income	$469	$99
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation and other losses	(16)	(23)
Unrealized losses on marketable securities and privately held debt securities	(13)	(25)
Other comprehensive loss, before tax	(29)	(48)
Tax effect	3	6
Other comprehensive loss, net	(26)	(42)
Comprehensive income	$443	$57

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three months ended April 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	893	$1	$32,116	$(93)	$1,861	$33,885
Common stock issued	6	0	119	0	0	119
Stock-based expense	0	0	504	0	0	504
Other comprehensive loss, net of tax	0	0	0	(42)	0	(42)
Net income	0	0	0	0	99	99
Balance at April 30, 2020	899	$1	$32,739	$(135)	$1,960	$34,565

	Three months ended April 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2021	919	$1	$35,601	$(42)	$5,933	$41,493
Common stock issued	6	0	67	0	0	67
Stock-based expense	0	0	564	0	0	564
Other comprehensive loss, net of tax	0	0	0	(26)	0	(26)
Net income	0	0	0	0	469	469
Balance at April 30, 2021	925	$1	$36,232	$(68)	$6,402	$42,567

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2021	2020
Operating activities:
Net income	$469	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	685	658
Amortization of costs capitalized to obtain revenue contracts, net	314	247
Stock-based expense	564	504
Gains on strategic investments, net	(288)	(192)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	4,616	3,094
Costs capitalized to obtain revenue contracts, net	(355)	(25)
Prepaid expenses and other current assets and other assets	(17)	(11)
Accounts payable and accrued expenses and other liabilities	(1,093)	(757)
Operating lease liabilities	(216)	(203)
Unearned revenue	(1,451)	(1,555)
Net cash provided by operating activities	3,228	1,859
Investing activities:
Business combinations, net of cash acquired	(425)	(103)
Purchases of strategic investments	(277)	(342)
Sales of strategic investments	556	601
Purchases of marketable securities	(1,809)	(834)
Sales of marketable securities	581	337
Maturities of marketable securities	498	227
Capital expenditures	(171)	(323)
Net cash used in investing activities	(1,047)	(437)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	(10)	0
Proceeds from employee stock plans	225	258
Principal payments on financing obligations	(49)	(48)
Repayments of debt	(1)	(1)
Net cash provided by financing activities	165	209
Effect of exchange rate changes	3	(4)
Net increase in cash and cash equivalents	2,349	1,627
Cash and cash equivalents, beginning of period	6,195	4,145
Cash and cash equivalents, end of period	$8,544	$5,772

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$46	$46
Income taxes, net of tax refunds	$49	$58

See accompanying Notes.

salesforce.com, inc.
Notes to Condensed Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce (the “Company”) is a global leader in customer relationship management ("CRM") technology that brings companies and customers together. With the Customer 360 platform, the Company delivers a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since its founding in 1999, Salesforce has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence (“AI”), enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2021 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three months ended April 30, 2021 and 2020 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2021, and its results of operations, including its comprehensive income, stockholders' equity and its cash flows for the three months ended April 30, 2021 and 2020. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2021.
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
Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, which forms the basis for making judgments about the carrying values of assets and liabilities.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Customer 360 Platform and are deployed in a nearly identical manner, and the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated basis.
Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company’s investment portfolio consists primarily of investment-grade securities, and per the Company’s policy, limits the amount of credit exposure to any one issuer. The Company monitors and manages the overall exposure of its cash balances to individual financial institutions on an ongoing basis. The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at April 30, 2021 and January 31, 2021. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2021 and 2020. As of April 30, 2021 and January 31, 2021, assets located outside the Americas were 15 percent of total assets. As of April 30, 2021 and January 31, 2021, assets located in the United States were 83 percent and 82 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators to advance and expand its ecosystem. As of April 30, 2021, the Company held one publicly traded investment with a carrying value that was greater than 20 percent of its strategic investment portfolio and one publicly traded investment with a carrying value that was individually greater than ten percent of its strategic investment portfolio, which together represented 34 percent of the Company’s strategic investment portfolio as of April 30, 2021. The Company also held one privately held investment with a carrying balance that was individually greater than 15 percent of its strategic investment portfolio. As of January 31, 2021, the Company held three investments that were individually greater than five percent of its strategic investment portfolio, of which two were publicly traded and one was privately held.
Revenue Recognition
The Company derives its revenues from two sources: subscription and support revenues, and professional services and other revenues. Subscription and support revenues include subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term and perpetual licenses, and support revenue from the sales of support and updates beyond the basic subscription fees or related to the sales of software licenses. Professional services and other revenue includes professional and advisory services for process mapping, project management and implementation services, and training services.
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
With the May 2018 acquisition of MuleSoft, Inc. (“MuleSoft”) and the August 2019 acquisition of Tableau Software, Inc. (“Tableau”), subscription and support revenues also include revenues associated with term-based on-premises software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from distinct software licenses are generally recognized at the point in time when the software is made available to the customer. In cases where the Company allocates revenue to software support and updates revenue, the allocated revenue is recognized as the support and updates are provided, which is generally ratably over the contract term.
The Company typically invoices its customers annually. Typical payment terms provide that customers pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control to customers has occurred.
Professional Services and Other Revenues
The Company’s professional services contracts are either on a time and materials, fixed fee or subscription basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services contracts. Other revenues consist primarily of training revenues recognized as such services are performed.
Significant Judgments - Contracts with Multiple Performance Obligations
The Company enters into contracts with its customers that may include promises to transfer multiple Cloud Services, software licenses, premium support and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are concluded to be distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
Cloud Services, software licenses, and support and updates services are generally concluded to be distinct because such offerings are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that professional services included in contracts with multiple performance obligations are distinct.
The Company allocates the transaction price to each performance obligation on a relative SSP basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.
The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, the Company's go-to-market strategy, historical and current sales and contract prices. In instances where the Company does not sell or price a product or service separately, the Company determines relative fair value using information that may include market conditions or other observable inputs. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.
In certain cases, the Company is able to establish SSP based on observable prices of products or services sold or priced separately in comparable circumstances to similar customers. The Company uses a single amount to estimate SSP when indicated by the distribution of its observable prices.
Alternatively, the Company uses a range of amounts to estimate SSP when the pricing practices or distribution of the observable prices is highly variable. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.

Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining non-cancelable Cloud Services subscription, ongoing Cloud Services support and license support and updates revenue contracts. For contracts with on-premises software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (2) commissions paid to employees upon renewals of subscription and support contracts, (3) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees, and (4) to a lesser extent, success fees paid to partners in emerging markets where the Company has a limited presence.
Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which is longer than the typical initial contract period, but reflects the estimated average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the estimated life cycles of its offerings and its customer attrition. Additionally, the Company amortizes capitalized costs for renewals and success fees paid to partners over two years.
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
During the three months ended April 30, 2021, the Company capitalized $355 million of costs to obtain revenue contracts and amortized $314 million to marketing and sales expense. During three months ended April 30, 2020, the Company capitalized $25 million of costs to obtain revenue contracts and amortized $247 million to marketing and sales expense. During the three months ended April 30, 2020 the Company offered its direct sales force a partial minimum commission guarantee that would pay the greater of actual commissions earned or a fixed amount of their variable compensation that would have otherwise been paid during the three months ended April 30, 2020 if incremental new business had not been impacted by the COVID-19 pandemic. As these payments were guaranteed, and not a cost to obtain a revenue contract, the amounts were immediately expensed and are reflected in the Company’s condensed consolidated statements of operations for the three months ended April 30, 2020. Costs capitalized to obtain a revenue contract, net, on the Company's condensed consolidated balance sheets totaled $2.9 billion as of April 30, 2021 and January 31, 2021. There were no impairments of costs to obtain revenue contracts for the three months ended April 30, 2021 and 2020, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense), net on the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other expense.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities where the Company does not have a controlling financial interest in but does exercise significant influence over the investee are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains on strategic investments, net on the condensed consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through comprehensive income on the condensed consolidated balance sheet.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. The carrying value is not adjusted for the Company's privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. The Company assesses its privately held debt and equity securities in its strategic investment portfolio at least quarterly for impairment. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. If the investment is considered impaired, the Company recognizes an impairment through the condensed consolidated statements of operations and establishes a new carrying value for the investment.
Publicly held equity securities are measured at fair value with changes recorded through gains on strategic investments, net on the condensed consolidated statements of operations.
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities, publicly held equity securities and foreign currency derivative contracts at fair value. In addition, the Company measures certain of its strategic investments, including its privately held debt securities and privately held equity securities for which there has been an observable price change in a same or similar security, at fair value on a nonrecurring basis. The additional disclosures regarding the Company’s fair value measurements are included in Note 4 “Fair Value Measurement.”
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated primarily with intercompany receivables and payables. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real, and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of April 30, 2021 and January 31, 2021 was $5.5 billion and $5.3 billion, respectively.
Outstanding foreign currency derivative contracts are recorded at fair value on the condensed consolidated balance sheets. Unrealized gains or losses due to changes in the fair value of these derivative contracts, as well as realized gains or losses from their net settlement, are recognized as other expense consistent with the offsetting gains or losses resulting from the remeasurement or settlement of the underlying foreign currency denominated receivables and payables.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

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
Leases
The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the

Company’s condensed consolidated balance sheets. Assets recognized from finance leases (also referred to as ROU assets) are included in property and equipment, accrued expenses and other liabilities and other noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term. The corresponding lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes.
Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement, net of any future tenant incentives. The Company has lease agreements which contain both lease and non-lease components, which it has elected to combine for all asset classes. As such, minimum lease payments include fixed payments for non-lease components within a lease agreement, but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. The Company’s lease terms may include options to extend or terminate the lease. Periods beyond the noncancellable term of the lease are included in the measurement of the lease liability when it is reasonably certain that the Company will exercise the associated extension option or waive the termination option. The Company reassesses the lease term if and when a significant event or change in circumstances occurs within the control of the Company. As most of the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. The Company's incremental borrowing rate is an estimate of the interest rate the Company would have to pay to borrow on a collateralized basis with similar terms and payments, in the economic environment where the leased asset is located.
The lease ROU asset is recognized based on the lease liability, adjusted for any rent payments or initial direct costs incurred or tenant incentives received prior to commencement.
Lease expenses for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term, and interest expense for finance lease liabilities is recognized based on the incremental borrowing rate. Expense for variable lease payments are recognized as incurred.
On the lease commencement date, the Company also establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are included in property and equipment and are amortized over the lease term to operating expense.
The Company has entered into subleases or has made decisions and taken actions to exit and sublease certain unoccupied leased office space. Similar to other long-lived assets discussed below, management tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flow do not fully cover the costs of the associated lease.
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
Impairment Assessment
The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.
The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.
There were no material impairments of intangible assets, long-lived assets or goodwill during the three months ended April 30, 2021 and 2020, respectively.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains or (losses) on strategic investments in the condensed consolidated statements of operations.
Stock-Based Expense
Stock-based expense is measured based on grant date at fair value using the Black-Scholes option pricing model for stock options and the grant date closing stock price for restricted stock awards. The Company recognizes stock-based expense related to stock options and restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. The estimated forfeiture rate applied is based on historical forfeiture rates.
Stock-based expense related to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) is measured based on grant date at fair value using the Black-Scholes option pricing model. The Company recognizes stock-based expense related to shares issued pursuant to the 2004 Employee Stock Purchase Plan on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount from the lower of the Company’s stock price on (i) the first day of the offering period or on (ii) the last day of the purchase period and also allows employees to reduce their percentage election once during a six-month purchase period (December 15 and June 15 of each fiscal year), but not increase that election until the next one-year offering period. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
Stock-based expense related to performance share grants, which are awarded to executive officers and other members of senior management and vest, if at all, based on the Company’s performance over a three-year period relative to the Nasdaq 100. Performance share grants are measured based on grant date at fair value using a Monte Carlo simulation model and expensed on a straight-line basis, net of estimated forfeitures, over the service period of the awards, which is generally the vesting term of three years.
The Company, at times, grants unvested restricted shares to employee stockholders of certain acquired companies in lieu of cash consideration. These awards are generally subject to continued post-acquisition employment. Therefore, the Company accounts for them as post-acquisition stock-based expense. The Company recognizes stock-based expense equal to the grant date fair value of the restricted stock awards, based on the closing stock price on grant date, on a straight-line basis over the requisite service period of the awards, which is generally four years.
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
Foreign Currency Translation
The functional currency of the Company’s major foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in other income in the condensed consolidated statements of operations for the period.
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
New Accounting Pronouncement Adopted in Fiscal 2022
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. ASU 2019-12 was adopted in the first quarter of fiscal 2022. The prospective adoption of ASU 2019-12 was not material.

2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2021	2020
Sales	$1,388	$1,245
Service	1,506	1,252
Platform and Other	1,747	1,364
Marketing and Commerce	895	714
	$5,536	$4,575
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2021	2020
Americas	$4,094	$3,370
Europe	1,302	1,034
Asia Pacific	567	461
	$5,963	$4,865
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 95 percent and 96 percent during the three months ended April 30, 2021 and 2020, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2021 and 2020, respectively.
Contract Balances
Contract Assets
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized at the point in time when the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $551 million as of April 30, 2021 as compared to $477 million as of January 31, 2021, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets. Impairments of contract assets were immaterial during the three months ended April 30, 2021 and 2020, respectively.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended April 30,
	2021	2020
Unearned revenue, beginning of period	$12,607	$10,662
Billings and other (1)	4,438	3,305
Contribution from contract asset	74	5
Revenue recognized ratably over time	(5,611)	(4,644)
Revenue recognized at a point in time	(352)	(221)
Unearned revenue from business combinations	2	5
Unearned revenue, end of period	$11,158	$9,112
(1) Other includes, for example, the impact of foreign currency translation.
The majority of revenue recognized for these services is from the beginning of period unearned revenue balance.
Revenue recognized over time primarily includes Cloud Services revenue which is generally recognized over time, professional services revenue which is recognized as delivered, and training classes that are primarily billed, delivered and recognized within the same reporting period.
Revenue recognized at a point in time substantially consists of on-premises software licenses.
Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, the timing of software license deliveries, average contract terms and foreign currency exchange rates. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Unbilled portions of the remaining performance obligation are subject to future economic risks, including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligations that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2021	$17.8	$17.2	$35.0
As of January 31, 2021	$18.0	$18.1	$36.1

3. Investments
Marketable Securities
At April 30, 2021, marketable securities consisted of the following (in millions):

Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,553	$14	$(3)	$3,564
U.S. treasury securities	229	0	0	229
Mortgage-backed obligations	352	4	(1)	355
Asset-backed securities	1,068	4	(1)	1,071
Municipal securities	195	1	0	196
Commercial paper	719	0	0	719
Covered bonds	248	1	0	249
Other	95	1	0	96
Total marketable securities	$6,459	$25	$(5)	$6,479
At January 31, 2021, marketable securities consisted of the following (in millions):

Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,321	$20	$0	$3,341
U.S. treasury securities	205	1	0	206
Mortgage-backed obligations	382	5	0	387
Asset-backed securities	1,096	6	(1)	1,101
Municipal securities	242	2	0	244
Covered bonds	328	0	0	328
Other	164	0	0	164
Total marketable securities	$5,738	$34	$(1)	$5,771
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	April 30, 2021	January 31, 2021
Due within 1 year	$3,306	$2,525
Due in 1 year through 5 years	3,124	3,236
Due in 5 years through 10 years	49	10
	$6,479	$5,771
Strategic Investments
Strategic investments by form and measurement category as of April 30, 2021 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$1,351	$2,389	$123	$3,863
Debt securities and other investments	0	0	81	81
Balance as of April 30, 2021	$1,351	$2,389	$204	$3,944

Strategic investments by form and measurement category as of January 31, 2021 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$2,068	$1,670	$120	$3,858
Debt securities and other investments	0	0	51	51
Balance as of January 31, 2021	$2,068	$1,670	$171	$3,909
Measurement Alternative Adjustments
The Company recognized $12 million and $66 million of impairments and downward adjustments and $498 million and $30 million of upward adjustments during the three months ended April 30, 2021 and 2020, respectively. Approximately $369 million of the upward adjustments during the three months ended April 30, 2021 was related to the mark-up of one of the Company’s privately held investments.
Since the adoption of ASU 2016-01 on February 1, 2018, cumulative impairments and downward adjustments were $240 million and cumulative upward adjustments were $782 million through April 30, 2021 for measurement alternative investments still held as of April 30, 2021.
Gains on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

1	Three Months Ended April 30,
	2021	2020
Unrealized losses recognized on publicly traded equity securities, net	$(206)	$0
Unrealized gains recognized on privately held equity securities, net	498	30
Realized gains on sales of securities, net	10	239
Impairments on privately held equity and debt securities	(14)	(77)
Gains on strategic investments, net	$288	$192

Realized gains on sales of equity securities, net reflects the difference between the sale proceeds and the carrying value of the equity security at the beginning of the period or the purchase date, if later. The cumulative net gain, measured as the sale price less the initial purchase price, for equity securities exited during the three months ended April 30, 2021 was $429 million. Cumulative net realized gains in the three months ended April 30, 2021 includes gains related to partial sales of two of the Company’s publicly traded investments resulting in a realized loss of $16 million, and a cumulative net gain of $403 million.
In the three months ended April 30, 2021, for strategic investments still held as of those respective period ends, the Company recognized net unrealized gains of $278 million. These include approximately $14 million of impairments on privately held equity and debt securities in the three months ended April 30, 2021.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of April 30, 2021 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2021
Cash equivalents (1):
Time deposits	$0	$1,091	$0	$1,091
Money market mutual funds	2,285	0	0	2,285
Cash equivalent securities	0	2,497	0	2,497
Marketable securities:
Corporate notes and obligations	0	3,564	0	3,564
U.S. treasury securities	0	229	0	229
Mortgage-backed obligations	0	355	0	355
Asset-backed securities	0	1,071	0	1,071
Municipal securities	0	196	0	196
Commercial paper	0	719	0	719
Covered bonds	0	249	0	249
Other	0	96	0	96
Strategic investments:
Publicly held equity securities	1,351	0	0	1,351
Total assets	$3,636	$10,067	$0	$13,703
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.7 billion of cash, as of April 30, 2021.
The following table presents information about the Company’s assets and liabilities that were measured at fair value as of January 31, 2021 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2021
Cash equivalents (1):
Time deposits	$0	$1,143	$0	$1,143
Money market mutual funds	377	0	0	377
Cash equivalent securities	0	1,910	0	1,910
Marketable securities:
Corporate notes and obligations	0	3,341	0	3,341
U.S. treasury securities	0	206	0	206
Mortgage-backed obligations	0	387	0	387
Asset-backed securities	0	1,101	0	1,101
Municipal securities	0	244	0	244
Covered bonds	0	328	0	328
Other	0	164	0	164
Strategic investments:
Publicly held equity securities	2,068	0	0	2,068
Total assets	$2,445	$8,824	$0	$11,269
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.8 billion of cash, as of January 31, 2021.

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information available to the Company from investee companies is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $2.6 billion as of April 30, 2021 and $1.8 billion as of January 31, 2021.
5. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of 1 to 18 years, some of which include options to terminate within one year.
Total operating lease costs were $266 million and $279 million for the three months ended April 30, 2021 and 2020, respectively.
For the three months ended April 30, 2021 and 2020, cash payments for operating leases were $237 million and $226 million, respectively while operating lease commencements and modifications resulted in increases to ROU assets and corresponding operating lease liabilities of $80 million and $189 million during the three months ended April 30, 2021 and 2020, respectively.
As of April 30, 2021, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining nine months of fiscal 2022	$593	$32
Fiscal 2023	694	43
Fiscal 2024	522	43
Fiscal 2025	411	34
Fiscal 2026	346	1
Thereafter	1,176	0
Total minimum lease payments	3,742	153
Less: Imputed interest	(282)	(6)
Total	$3,460	$147
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $161 million in the next five years and $29 million thereafter.
As of April 30, 2021, the Company has additional operating leases that have not yet commenced totaling $1.4 billion and therefore not reflected on the condensed consolidated balance sheets and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2022 and fiscal year 2025 with lease terms of 2 to 18 years.
Letters of Credit
As of April 30, 2021, the Company had a total of $103 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2034.

6. Business Combinations
Acumen Solutions, Inc.
In February 2021, the Company acquired all outstanding stock of Acumen Solutions, Inc. (“Acumen”), a professional services firm that provides innovative and critical solutions to clients using the Company’s service offerings and other advanced cloud technologies. The acquisition date fair value of the consideration transferred for Acumen was approximately $433 million, in cash. The Company recorded approximately $99 million for customer relationships with estimated useful lives of eight years. The Company recorded approximately $337 million of goodwill which is primarily attributed to the assembled workforce. For the goodwill balance there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The Company has included the financial results of Acumen in its condensed consolidated financial statements from the date of acquisition, which were not material. The transaction costs associated with the acquisition were not material.
Pending Acquisition
Slack Technologies, Inc.
In December 2020, the Company entered into a definitive agreement to acquire Slack Technologies, Inc. (“Slack”), a leading channel-based messaging platform. Under the terms of the agreement, Slack shareholders will receive $26.79 in cash and 0.0776 shares of Salesforce common stock for each outstanding Slack share of common stock, resulting in an estimated $15.7 billion of cash consideration and 45 million shares of Salesforce common stock to be issued, based on Slack Class A and Class B shares outstanding as of April 30, 2021. The agreement also provides for the Company’s assumption of outstanding equity awards held by Slack employees. The Company expects to fund the cash portion of the consideration with a combination of new debt and cash on the Company’s balance sheet. See Note 8 “Debt” for further information related to new debt.
The acquisition is anticipated to close late in the second quarter of fiscal year 2022, subject to customary closing conditions.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2021	Additions and retirements, net	April 30, 2021	January 31, 2021	Expense and retirements, net	April 30, 2021	January 31, 2021	April 30, 2021	April 30, 2021
Acquired developed technology	$3,305	$0	$3,305	$(1,427)	$(168)	$(1,595)	$1,878	$1,710	3.0
Customer relationships	3,510	99	3,609	(1,279)	(118)	(1,397)	2,231	2,212	5.8
Other (1)	45	0	45	(40)	(2)	(42)	5	3	3.5
Total	$6,860	$99	$6,959	$(2,746)	$(288)	$(3,034)	$4,114	$3,925	4.6
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2021 and 2020 was $288 million and $271 million, respectively.

The expected future amortization expense for intangible assets as of April 30, 2021 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2022	$803
Fiscal 2023	935
Fiscal 2024	847
Fiscal 2025	580
Fiscal 2026	355
Thereafter	405
Total amortization expense	$3,925
Customer Contract Assets Acquired Through Business Combinations
Customer contract assets resulting from business combinations reflect the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding assumed contract terms. Customer contract assets resulting from business combinations were $34 million and $42 million as of April 30, 2021 and January 31, 2021, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2021	$26,318
Acumen	337
Other adjustments (1)	(15)
Balance as of April 30, 2021	$26,640
(1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.
8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended April 30, 2021	April 30, 2021	January 31, 2021
2023 Senior Notes	April 2018	April 2023	3.26%	$996	$996
2028 Senior Notes	April 2018	April 2028	3.70%	1,491	1,491
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	189	190
Total carrying value of debt				2,676	2,677
Less current portion of debt				(4)	(4)
Total noncurrent debt				$2,672	$2,673
The Company was in compliance with all debt covenants as of April 30, 2021.
The total estimated fair value of the Company's 2023 and 2028 Senior Notes as of April 30, 2021 and January 31, 2021 were $2.7 billion and $2.8 billion, respectively. These fair values were determined based on the closing trading price per $100 of the 2023 and 2028 Senior Notes as of the last day of trading of the first quarter of fiscal 2022 and the last day of trading of fiscal 2021, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.

The expected future principal payments for all borrowings as of April 30, 2021 were as follows (in millions):

Fiscal period:
Remaining nine months of fiscal 2022	$3
Fiscal 2023	4
Fiscal 2024	1,182
Thereafter	1,500
Total principal outstanding	$2,689
Revolving Credit Facility
In December 2020, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other institutional lenders (the “Revolving Loan Credit Agreement”) that provides for a $3.0 billion unsecured revolving credit facility (“Credit Facility”) and that matures in December 2025. The Credit Facility replaced our previous $1.0 billion revolving credit facility. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition.
There were no outstanding borrowings under the Credit Facility as of April 30, 2021. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statements of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions), which is included within other expense in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2021	2020
Contractual interest expense	$25	$24
Amortization of debt issuance costs	8	1
	$33	$25
Slack-Related Financing
In connection with the Company’s pending acquisition of Slack, the Company has commitments from certain financial institutions for a $4.0 billion 364-day senior unsecured bridge loan facility (the “Bridge Facility”), subject to customary conditions. The Company may reduce the commitments in respect of the Bridge Facility prior to the consummation of the acquisition, all or a portion of which reduction may be in connection with the issuance of one or more series of senior secured debt securities and/or other incurrences of indebtedness or commitments in respect thereof.
In December 2020, the Company also entered into a $3.0 billion three-year senior unsecured term loan agreement (“Acquisition Term Loan”), the proceeds of which may be used to finance a portion of the cash consideration for the Company’s pending acquisition of Slack, the repayment of certain debt of Slack and to pay fees, costs and expenses related thereto. The availability and funding of the Bridge Facility and the Acquisition Term Loan are conditioned on the consummation of the acquisition of Slack in accordance with the terms of the merger agreement and are subject to certain exceptions, qualifications and certain other conditions.
For more information regarding the acquisition of Slack, see Note 6 “Business Combinations.”
9. Stockholders’ Equity
The fair value of the Company’s stock options and ESPP shares are estimated on date of grant and the first day of the ESPP purchase period, respectively, using the Black-Scholes option pricing model. The weighted-average fair value per share for stock options grants, excluding assumed awards, was $57.68 and $39.67 in the three months ended April 30, 2021 and 2020, respectively.
ESPP assumptions and the related fair value per share table are disclosed in the three month periods in which ESPP purchases occur. The Company’s ESPP allows for two purchases each fiscal year, during the second and fourth quarters. The estimated term of the ESPP is based on the two purchase periods within each offering period. The weighted-average fair value per share for ESPP shares was $67.20 and $41.76 in the three months ended April 30, 2021 and 2020, respectively.

Stock option activity, excluding the ESPP, for the three months ended April 30, 2021 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2021	23	$120.61
Options granted under all plans	6	217.69
Exercised	(1)	83.27
Balance as of April 30, 2021	28	$140.89	$2,477
Vested or expected to vest	25	$137.25	$2,370
Exercisable as of April 30, 2021	12	$98.71	$1,563
The following table summarizes information about stock options outstanding as of April 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.71 to $59.34	4	2.6	$42.82	3	$44.40
$59.64 to $118.04	6	3.2	96.93	5	93.60
$122.03 to $148.95	2	4.2	142.80	1	138.16
$154.14	6	5.8	154.14	1	154.14
$155.20 to $207.53	4	4.8	161.15	2	161.24
$215.17 to $258.04	6	6.8	219.06	0	0.00
	28	4.8	$140.89	12	$98.71
Restricted stock activity for the three months ended April 30, 2021 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2021	25	$155.50
Granted - restricted stock units and awards	9	218.16
Granted - performance-based stock units	1	196.24
Canceled	(1)	157.96
Vested and converted to shares	(5)	146.46
Balance as of April 30, 2021	29	$176.35	$6,751
Expected to vest	25		$5,799
The aggregate expected stock-based expense remaining to be recognized as of April 30, 2021 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2022	$1,888
Fiscal 2023	1,850
Fiscal 2024	1,257
Fiscal 2025	690
Thereafter	72
Total stock-based expense	$5,757

The aggregate expected stock-based expense remaining to be recognized reflects only outstanding stock awards as of April 30, 2021 and assumes no forfeiture activity. The aggregate expected stock-based expense remaining will be recognized over a weighted-average period of approximately two years.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2021, the Company reported a tax provision of $135 million on a pretax income of $604 million, which resulted in an effective tax rate of 22 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent, offset by excess tax benefits from stock-based compensation.
For the three months ended April 30, 2020, the Company reported a tax benefit of $52 million on a pretax income of $47 million, which resulted in a negative effective tax rate of 111 percent. The Company's effective tax rate differs from the U.S. statutory rate of 21 percent was primarily due to favorable discrete tax items including excess tax benefits from stock-based compensation.
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
11. Net Income Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

1	Three Months Ended April 30,
	2021	2020
Numerator:
Net income	$469	$99
Denominator:
Weighted-average shares outstanding for basic earnings per share	921	896
Effect of dilutive securities:
Employee stock awards	19	17
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	940	913
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2021	2020
Employee stock awards	5	10

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
In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s future operating results.
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
In management’s opinion, resolution of all current matters, including all those described below, is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute or other contingency, an unfavorable resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both, in a particular quarter.
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau and two of its now former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York (the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017. In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose, among other things, that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two more of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019. On January 15, 2020, the Court granted lead plaintiff’s motion for class certification. The parties have completed fact and expert discovery. On October 1, 2020, the Court entered an order staying the deadline for summary judgment motions to allow the parties to complete additional discovery. The Court has not yet set a trial date. On March 10, 2021, the parties reached an agreement in principle to settle the litigation in its entirety, which was memorialized in a formal settlement agreement dated April 16, 2021. On April 16, 2021, lead plaintiff submitted a motion for preliminary approval of settlement, which was granted on May 7, 2021. The Court has set a final settlement approval hearing for September 14, 2021.
In August 2018, Tableau was named as a nominal defendant in a purported shareholder derivative action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Tableau, against certain of its now former directors and officers. The derivative action arises out of many of the factual allegations at issue in the Scheufele Action, and generally alleges that the individual defendants breached fiduciary duties owed to Tableau. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. In April 2020, the same purported stockholder who filed the 2018 derivative action, who had previously been a shareholder of Tableau and acquired shares of Salesforce as a result of the acquisition of Tableau by Salesforce in August 2019, filed a “double derivative” action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Salesforce and Tableau, against certain of Tableau’s now former directors and officers. The double derivative complaint adds Salesforce as an additional nominal defendant, but otherwise names the same individual defendants, generally alleges the same purported wrongdoing, and seeks the same relief as the 2018 derivative action. On April 24, 2020, the Court consolidated the 2018 and 2020 derivative actions. On June 5, 2020, the parties stipulated, and on June 12, 2020, the Court entered an order, vacating the defendants’ deadline to respond to the April 2020 complaint and requiring the plaintiff to file an amended complaint on or before August 11, 2020. On August 11, 2020, the plaintiff filed his amended complaint. The Company filed a motion to dismiss the amended complaint on September 25, 2020. On February 10, 2021, the Court dismissed plaintiff’s amended complaint with leave to amend. Plaintiff’s deadline to file a second amended complaint passed on March 12, 2021, without any amended filings by plaintiff. On March 22,

2021, the Court entered an order dismissing the case with prejudice. On March 25, 2021, plaintiff filed a motion for reconsideration asking the Court to clarify that the dismissal with prejudice applied only to the demand futility allegation in the amended complaint and to dismiss the underlying double-derivative claims without prejudice. As of this filing, the Court has not yet issued an order with respect to the plaintiff’s motion for reconsideration.
13. Related-Party Transactions
In January 1999, the Salesforce Foundation (the “Foundation”) was chartered on an idea of leveraging the Company’s people, technology and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. The Company’s Chair is the chair of the Foundation and holds one of the three Foundation board seats. The Company does not control the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities within its financial results. Since the Foundation’s inception, the Company has provided at no charge certain resources to the Foundation including general administrative support and has agreed to use its best efforts to make charitable cash commitments through the third quarter of fiscal 2030. The value of these resources and charitable cash contributions to the Foundation has not been, and is not expected to be material.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects and the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain security levels and service performance meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau, and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions, including our proposed acquisition of Slack Technologies, Inc.; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments; our ability to successfully integrate acquired businesses and technologies; our ability to compete in the market in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or work-from-home policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic and market conditions; the impact of geopolitical events; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; risks related to the availability and funding of our bridge loan facility and term loan associated with our proposed acquisition of Slack Technologies, Inc. and other indebtedness; our ability to comply with our debt covenants and lease obligations; and the impact of climate change, natural disasters and actual or threatened public health emergencies, including the ongoing COVID-19 pandemic. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a global leader in customer relationship management (“CRM”) technology that brings companies and customers together. With our Customer 360 platform we deliver a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since our founding in 1999, we have pioneered innovations in cloud, mobile, social, analytics and artificial intelligence (“AI”), enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era.
COVID-19 Impact
In March 2020, the World Health Organization declared the novel coronavirus and resulting disease (“COVID-19”) a pandemic. This pandemic has created significant global economic uncertainty, adversely impacted the business of our customers and partners, impacted our business and results of operations and could further impact our results of operations and our cash flows in the future.
As the administration of the vaccine program increases and cases decline, we continue to evaluate and refine our return to work strategy. Specifically, we continue to evaluate our office space needs, our investments in our go-to-market and product efforts and our plans for business travel for our employees. As we adjust and refine our strategy, there may be additional investments and redirection efforts in the future which may include position eliminations, incremental costs to improve employee’s ability to work from home and impairments to assets associated with real estate leases in select locations we decide to exit.
The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our long term revenue growth and profitability, depends on certain developments, including the duration of the pandemic and any resurgences (such as the recent surge in India), the severity of the disease, responsive actions taken by public health officials or by us (such as our financial donations in response to the recent surge in India), the development, distribution and public acceptance of treatments and vaccines, the impacts on our customers and our sales cycles, our ability to generate new business leads, the impacts on our customers, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted with any degree of certainty. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Due to our primarily subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity, our results of operations and overall financial performance may be harmed. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
See Part II, Item 1A. “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Highlights from the First Quarter of Fiscal Year 2022
•Revenue: For the three months ended April 30, 2021, revenue was $6.0 billion, an increase of 23 percent year-over-year.
•Earnings per Share: For the three months ended April 30, 2021, diluted earnings per share was $0.50 as compared to earnings per share of $0.11 from a year ago.
•Cash: Cash provided by operations for the three months ended April 30, 2021 was $3.2 billion, an increase of 74 percent year-over-year. Total cash, cash equivalents and marketable securities as of April 30, 2021 was $15.0 billion.
•Remaining Performance Obligation: Remaining performance obligation as of April 30, 2021 was approximately $35.0 billion, an increase of 19 percent year-over-year. Current remaining performance obligation as of April 30, 2021 was approximately $17.8 billion, an increase of 23 percent year-over-year.
We continue to invest for future growth and are focused on several key growth levers, including driving multi-cloud adoption, increasing our penetration with enterprise and international customers and our industry-specific reach with more vertical software solutions. These growth drivers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics have lower attrition rates than our company average.
We plan to continue to reinvest a significant portion of our income from operations in future periods to grow and innovate our business and service offerings and expand our leadership role in the cloud computing industry. We drive innovation organically and, to a lesser extent, through acquisitions. We regularly evaluate acquisitions and investment opportunities in complementary businesses, joint ventures, services, technologies and intellectual property rights in an effort to expand our service offerings and to nurture the overall ecosystem for our offerings. Past acquisitions have enabled us to deliver innovative solutions in new categories, including analytics and integration. We continue to evaluate investment opportunities and expect to continue to make investments and acquisitions in the future, such as our pending acquisition of Slack Technologies, Inc. (“Slack”). Slack has an integrated value proposition across all of our service offerings and, upon close of the transaction and successful product integration, we believe it will further enable companies to grow and succeed in an all-digital, work-from-anywhere era.

As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses for equity awards and amortization of purchased intangibles, which have reduced our operating income.
We periodically make changes to our sales organization to position us for long-term growth, which has in the past, and could again in the future result in temporary disruptions to our sales productivity. In addition, we have experienced, and may at times in the future experience, more variation from our forecasted expectations of new business activity due to longer and less predictable sales cycles and increasing complexity of our business, which includes an expanded mix of products and various revenue models resulting from acquisitions and increased enterprise solution selling activities. Slower growth in new business in a given period could negatively affect our revenues in future periods, as well as remaining performance obligation in current or future periods, particularly if experienced on a sustained basis.
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, expose us to the risk of fluctuations in foreign currency markets.  Foreign currency fluctuations benefited revenues by approximately three percent for the three months ended April 30, 2021. Fluctuations in USD against international currencies benefited our remaining performance obligation as of April 30, 2021 by approximately three percent compared to what we would have reported as of January 31, 2021 using constant currency rate. We expect these fluctuations to continue in the future.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three months ended April 30, 2021.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. With the May 2018 acquisition of MuleSoft, Inc. (“MuleSoft”) and the August 2019 acquisition of Tableau Software, Inc. (“Tableau”), subscription and support revenues also include revenues associated with term-based on-premises software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from distinct software licenses are generally recognized at the point in time when the software is made available to the customer. In cases where we allocate revenue to software support and updates revenue, the allocated revenue is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the three months ended April 30, 2021.
The revenue growth rates of each of our service offerings, as described below in “Results of Operations,” fluctuate from quarter to quarter and over time. Additionally, we manage the total balanced product portfolio to deliver solutions to our customers and, as a result, the revenue result for each offering is not necessarily indicative of the results to be expected for any subsequent quarter. In addition, some of our Cloud Service offerings have similar features and functions. For example, customers may use our Sales, Service or Platform service offering to record account and contact information, which are similar features across these service offerings. Depending on a customer’s actual and projected business requirements, more than one service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage.
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of April 30, 2021, our attrition rate, excluding our Integration service offering, Salesforce.org and Tableau, was between 9.0 and 9.5 percent. Beginning in fiscal year 2021, our attrition rate includes our Commerce service offering. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. While our attrition rate is difficult to predict, we expect it to remain consistent or slightly better for the remainder of fiscal 2022 due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time, including, for example, as a result of COVID-19.

We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues.

Attrition and Subscription and Support Revenue
20%
0%
Attrition
$6,000
$3,000
$0
Subscription and support revenue (in millions)
Q1 FY20
Q1 FY21
Q1 FY22
Subscription and Support Revenue
Attrition

Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Conversely, our third quarter has historically been our smallest operating cash flow quarter. Unearned revenues, accounts receivable and operating cash flow may also be impacted by acquisitions. For example, operating cash flows may be adversely impacted by acquisitions due to transaction costs, financing costs such as interest expense and lower operating cash flows from the acquired entity.
In response to COVID-19, we offered temporary financial flexibility to some customers in the first quarter of fiscal 2021 and changed billing frequencies for other customers throughout fiscal 2021, which delayed payments to periods later than expected. We also accelerated our investments in our go-to-market and product efforts throughout fiscal 2021, which resulted in increased expenses and a negative impact to operating cash flow. These efforts have affected and may continue to affect trends related to the seasonal nature of unearned revenue, accounts receivable and operating cash flow.
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions).

Accounts Receivable
(as of period ended)
$8,000
$6,000
$4,000
$2,000
Q1
Q2
Q3
Q4
Fiscal 2022
Fiscal 2021
Fiscal 2020

Unearned Revenue
(as of period ended)
$15,000
$10,000
$5,000
Q1
Q2
Q3
Q4
Fiscal 2022
Fiscal 2021
Fiscal 2020

Net Cash Provided by Operating Activities
(three months ended)
$4,000
$2,000
$0
Q1
Q2
Q3
Q4
Fiscal 2022
Fiscal 2021
Fiscal 2020

Remaining Performance Obligation
Our remaining performance obligation represents all future revenue under contract that has not yet been recognized as revenue and includes unearned revenue and unbilled amounts. Our current remaining performance obligation represents future revenue under contract that is expected to be recognized as revenue in the next 12 months.
Remaining performance obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms, foreign currency exchange rates and fluctuations in new business growth. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding remaining performance obligation are typically high at the beginning of the contract period, zero just prior to renewal, and increase if the agreement is renewed. Low remaining performance obligation attributable to a particular subscription agreement is often associated with an impending renewal but may not be an indicator of the likelihood of renewal or future revenue from such customer. Changes in contract duration or the timing of delivery of professional services can impact remaining performance obligation as well as the allocation between current and non-current remaining performance obligation.

Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$40.0
$30.0
$20.0
$10.0
$0.0
$ (In Billions)
Q1 FY20
Q2 FY20
Q3 FY20
Q4 FY20
Q1 FY21
Q2 FY21
Q3 FY21
Q4 FY21
Q1 FY22
Current RPO
Noncurrent RPO

Cost of Revenues and Operating Expenses
Cost of Revenues
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data and employee-related costs such as salaries and benefits.
Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expense, the cost of subcontractors and certain third-party fees. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal periods. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development
Research and development expenses consist primarily of salaries and related expenses, including stock-based expense and allocated overhead.
Marketing and Sales
Marketing and sales expenses make up the majority of our operating expenses and consist primarily of salaries and related expenses, including stock-based expense and commissions, for our sales and marketing staff, as well as payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We capitalize certain costs to obtain customer contracts, such as commissions, and amortize these costs on a straight-line basis. Payments of these commissions are not consistent with the period in which the expense is recognized.
General and Administrative
General and administrative expenses consist primarily of salaries and related expenses, including stock-based expense, for finance and accounting, legal, internal audit, human resources and management information systems personnel and professional services fees.
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
Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

1	Three Months Ended April 30,
	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Subscription and support	$5,536	93%	$4,575	94%
Professional services and other	427	7	290	6
Total revenues	5,963	100	4,865	100
Cost of revenues (1)(2):
Subscription and support	1,122	19	966	20
Professional services and other	433	7	288	6
Total cost of revenues	1,555	26	1,254	26
Gross profit	4,408	74	3,611	74
Operating expenses (1)(2):
Research and development	951	16	859	18
Marketing and sales	2,544	43	2,390	49
General and administrative	559	9	502	10
Total operating expenses	4,054	68	3,751	77
Income (loss) from operations	354	6	(140)	(3)
Gains on strategic investments, net	288	5	192	4
Other expense	(38)	(1)	(5)	0
Income before benefit from (provision for) income taxes	604	10	47	1
Benefit from (provision for) income taxes	(135)	(2)	52	1
Net income	$469	8%	$99	2%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2021	% of Total Revenues	2020	% of Total Revenues
Cost of revenues	$168	3%	$159	3%
Marketing and sales	120	2%	112	2
(2) Amounts related to stock-based expense, as follows (in millions):

	Three Months Ended April 30,
	2021	% of Total Revenues	2020	% of Total Revenues
Cost of revenues	$82	1%	$52	1%
Research and development	173	3	166	3
Marketing and sales	238	4	223	5
General and administrative	71	1	63	1

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	April 30, 2021	January 31, 2021
Cash, cash equivalents and marketable securities	$15,023	$11,966
Unearned revenue	11,158	12,607
Remaining performance obligation	35.0	36.1
Principal due on our outstanding debt obligations (1)	2,689	2,690
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended April 30,		Variance
(in millions)	2021	2020	Dollars	Percent
Subscription and support	$5,536	$4,575	$961	21%
Professional services and other	427	290	137	47
Total revenues	$5,963	$4,865	$1,098	23
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately six percent of total subscription and support revenues for the three months ended April 30, 2021. Subscription and support revenues accounted for approximately 93 and 94 percent of our total revenues for the three months ended April 30, 2021 and 2020, respectively.
As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers as well as revenues resulting from the Acumen Solutions, Inc. (“Acumen”) acquisition in February 2021.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2021	2020	Variance Percent
Sales	$1,388	$1,245	11%
Service	1,506	1,252	20%
Platform and Other	1,747	1,364	28%
Marketing and Commerce	895	714	25%
Total	$5,536	$4,575
Our Industry Offerings revenue is included in either Sales, Service or Platform and Other depending on the primary service offering purchased. Subscription and support revenues from Tableau and Mulesoft combined represented 41 percent and 36 percent of Platform and Other, for the three months ended April 30, 2021 and 2020, respectively.

Revenues by Geography

	Three Months Ended April 30,
(in millions)	2021	As a % of Total Revenues	2020	As a % of Total Revenues	Growth Rate
Americas	$4,094	69%	$3,370	69%	21%
Europe	1,302	21	1,034	21	26
Asia Pacific	567	10	461	10	23
Total	$5,963	100%	$4,865	100%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international sales resources. Revenues in Europe include revenues from the Middle East and Africa. Foreign currency fluctuations benefited revenues by approximately three percent for the three months ended April 30, 2021.
Cost of Revenues.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2021	2020
Subscription and support	$1,122	$966	$156
Professional services and other	433	288	145
Total cost of revenues	$1,555	$1,254	$301
Percent of total revenues	26%	26%
For the three months ended April 30, 2021, the increase in cost of revenues was primarily due to an increase of $147 million in employee-related costs, an increase of $30 million in stock-based expense, an increase of $72 million in service delivery costs primarily due to our efforts to increase data center capacity, and an increase in third party fees.
We have increased our headcount associated with our data centers, customer support and professional services by 29 percent since fiscal 2021 to meet the higher demand for services from our customers, and our recent acquisition of Acumen also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Operating Expenses.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2021	2020
Research and development	$951	$859	$92
Marketing and sales	2,544	2,390	154
General and administrative	559	502	57
Total operating expenses	$4,054	$3,751	$303
Percent of total revenues	68%	77%
For the three months ended April 30, 2021, the increase in research and development expenses was primarily due to an increase of approximately $66 million in employee-related costs and increases in our development and test data center costs. Our research and development headcount increased by 9 percent since the three months ended April 30, 2020 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For the three months ended April 30, 2021, the increase in marketing and sales expenses was primarily due to an increase of $178 million in employee-related costs and amortization of deferred commissions, an increase of $15 million in stock-based expense, partially offset by a reduction in allocated overhead. Marketing and sales expenses for the three months ended April 30, 2020 were also negatively impacted by a one-time partial minimum commission guarantee offered to our direct sales force. Our marketing and sales headcount increased by 16 percent since the three months ended April 30, 2020, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. We expect that marketing and sales expenses will increase in absolute dollars and will increase as a percentage of revenues in future periods as we continue to hire additional sales personnel. We also expect an increase in marketing and sales expenses due to the gradual increase of travel and related expenses in the second half of fiscal 2022.
For the three months ended April 30, 2021, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 10 percent since the three months ended April 30, 2020 as we added personnel to support our growth.
Other Income and Expenses

	Three Months Ended April 30,		Variance Dollars
(in millions)	2021	2020
Gains on strategic investments, net	$288	$192	$96
Other expense	(38)	(5)	(33)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains recognized during the three months ended April 30, 2021 were primarily driven by an unrealized gain on one of our privately held equity investments of $369 million partially offset by unrealized losses recognized on our two publicly traded strategic investments of $206 million.
Other expense primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $34 million and $29 million for the three months ended April 30, 2021 and 2020, respectively. We expect an increase in interest expense due indebtedness we intend to incur in connection with the pending acquisition of Slack. Investment income decreased $12 million in the three months ended April 30, 2021, respectively, compared to the same period a year ago due to lower interest rates across our portfolio, modestly offset by larger cash equivalents and marketable securities balances.
Benefit From (Provision For) Income Taxes.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2021	2020
Benefit from (provision for) income taxes	$(135)	$52	$(187)
Effective tax rate	22%	(111)%
In the three months ended April 30, 2021, we recorded a tax provision of $135 million on a pretax income of $604 million. Our tax provision increased from the same period a year ago primarily due to larger quarter-to-date pre-tax income. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings or material discrete tax items or a combination of these factors resulting from transactions or events, for example, acquisitions, changes to our operating structure, or COVID-19.
Liquidity and Capital Resources
At April 30, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $15.0 billion and accounts receivable of $3.2 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement, which as of April 30, 2021 provides the ability to borrow up to $3.0 billion in unsecured financing (“Credit Facility”), also serves as a source of liquidity.
As of April 30, 2021, our remaining performance obligation was $35.0 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.

Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted non-cancelable subscription agreements, which is not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months. In addition, we expect to have a sufficient combination of available cash and borrowing capacity to fund the aggregate cash portion of the pending acquisition of Slack, which is expected to be approximately $15.7 billion, based on Slack Class A and Class B shares outstanding as of April 30, 2021. Sources of financing associated with our pending acquisition of Slack are detailed below in “Debt.”
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For the three months ended April 30, 2021 and 2020, our cash flows were as follows (in millions):

1	Three Months Ended April 30,
	2021	2020
Net cash provided by operating activities	$3,228	$1,859
Net cash used in investing activities	(1,047)	(437)
Net cash provided by financing activities	165	209
Operating Activities
The net cash provided by operating activities during the three months ended April 30, 2021 was primarily related to net income of $469 million, adjusted for non-cash items including $685 million of depreciation and amortization and $564 million of expenses related to stock-based expense. Cash provided by operating activities during the three months ended April 30, 2021 further benefited by the change in accounts receivable, net of $4.6 billion, offset by a change in unearned revenue of $1.5 billion.
The net cash provided by operating activities during the three months ended April 30, 2020 was primarily related to net income of $99 million, adjusted for non-cash items such as $658 million related to depreciation and amortization, $504 million of expenses related to stock-based expense and change in accounts receivable, net of $3.1 billion, offset by change in unearned revenue of $1.6 billion. Cash provided by operating activities during the three months ended April 30, 2020 was negatively impacted by providing temporary financial flexibility to customers most affected by COVID-19. In addition, our operating cash flows were negatively impacted by a one-time partial minimum commission guarantee as these cash outflows were not offset by corresponding cash inflows from customer receipts.
Investing Activities
The net cash used in investing activities during the three months ended April 30, 2021 was primarily related to cash consideration for the acquisition of Acumen, net of cash acquired, of approximately $425 million as well as purchases of marketable securities of $1.8 billion, partially offset by sales and maturities of marketable securities of $1.1 billion.
The net cash used in investing activities during the three months ended April 30, 2020 was primarily related to the purchases of marketable securities of $834 million, offset by sales and maturities of marketable securities of $564 million.
Financing Activities
Net cash provided by financing activities during the three months ended April 30, 2021 consisted primarily of $225 million from proceeds from equity plans.
Net cash provided by financing activities during the three months ended April 30, 2020 consisted primarily of $258 million from proceeds from equity plans.

Debt
As of April 30, 2021, we had senior unsecured debt outstanding due in 2023 and 2028 with a total carrying value of $2.5 billion. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in 2023 with a total carrying value of $189 million. We were in compliance with all debt covenants as of April 30, 2021.
In December 2020, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of April 30, 2021. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition.
In addition, in connection with our pending acquisition of Slack, we have commitments from certain financial institutions for a $4.0 billion 364-day senior unsecured bridge loan facility (the “Bridge Facility”). We also obtained a $3.0 billion three-year senior unsecured loan agreement (“Acquisition Term Loan”), the proceeds of which may be used to finance a portion of the cash consideration for our pending acquisition of Slack, the repayment of certain debt of Slack, and to pay fees, costs and expenses related thereto. The availability and funding of the Bridge Facility and the Acquisition Term Loan are conditioned on the consummation of the acquisition of Slack in accordance with the terms of the merger agreement and are subject to certain exceptions, qualifications and certain other conditions. We may reduce the commitments in respect of the Bridge Facility prior to the consummation of the acquisition, all or a portion of which may be in connection with the issuance of one or more series of senior secured debt securities or other incurrences of new indebtedness or commitments in respect thereof.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of April 30, 2021, the future non-cancelable minimum payments under these commitments were approximately $3.9 billion. As of April 30, 2021, we have additional operating leases that have not yet commenced totaling $1.4 billion.
During fiscal 2022 and in future fiscal years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure including offices, information technology and data centers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments, including in response to the known and potential impacts of COVID-19 on our business.
Other Future Obligations
In December 2020, we entered into a definitive agreement to acquire Slack. Under the terms of the agreement, Slack shareholders will receive $26.79 in cash and 0.0776 shares of Salesforce common stock for each outstanding share of Slack Class A and Class B common stock, resulting in an estimated $15.7 billion of cash consideration and 45 million shares to be issued, based on Slack Class A and Class B shares outstanding as of April 30, 2021. The agreement also provides for the assumption of outstanding equity awards held by Slack employees. We expect to fund the cash portion of the consideration with a combination of new debt, as discussed above, and cash on our balance sheet.
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

Environmental, Social, Governance
We believe the business of business is to make the world a better place for all of our stakeholders, including our stockholders, customers, employees, partners, the planet and our communities. We believe that values drive value, and that effectively managing our priority Environmental, Social and Governance (“ESG”) topics will help create long-term value for our investors. We also believe that transparently disclosing the goals and relevant metrics related to our ESG programs will allow our stakeholders to be informed about our progress.
To identify ESG topics for disclosure, we performed an internal ESG materiality assessment in fiscal 2020, which assessed both the impact on our business and the importance to our stakeholders. We also identify relevant topics for disclosure by considering the recommendations of third-party ESG reporting frameworks, standards and metrics, such as the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate-Related Financial Disclosures (“TCFD”). More information on our key ESG programs, goals and commitments, and key metrics can be found on our website, in our Form 10-K filed with the SEC on March 17, 2021 or on our annual Stakeholder Impact Report website, https://stakeholderimpactreport.salesforce.com. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
While we believe all of our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

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
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Latin America, Asia Pacific and Japan. The expanding global scope of our business exposes us to the risk of fluctuations in foreign currency markets, including emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, costs associated with third-party infrastructure providers, additional headcount in foreign countries, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar and Brazilian Real against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. The amount of revenue that was reported in USD for foreign subsidiaries that transact in international currencies during the three months ended April 30, 2021 benefited by approximately three percent compared to the the three months ended April 30, 2020. In addition, fluctuations in USD against international currencies benefited our remaining performance obligation as of April 30, 2021 by approximately three percent compared to what we would have reported as of January 31, 2021 using constant currency rate.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $15.0 billion as of April 30, 2021. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or due to expected credit losses.
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at April 30, 2021 could result in a $68 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2021, we had cash, cash equivalents and marketable securities totaling $12.0 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $63 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of April 30, 2021	Interest Terms	Effective interest rate for the three months ended April 30, 2021
Bridge Facility	N/A (1)	$0	Floating	N/A
Acquisition Term Loan	N/A (2)	0	Floating	N/A
2023 Senior Notes	April 2023	1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	189	Fixed	3.75%
Credit Facility	December 2025	0	Floating	N/A
(1) Maturity date will be 364 days following the closing of the pending Slack acquisition.
(2) Maturity date is three years following the closing of the pending Slack acquisition.
Any borrowings under the Bridge Facility will bear interest, at our option, at a base rate plus a spread of 0.00% to 0.875% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit ratings from time to time and subject to increases of 0.25% on each of the 90th, 180th and 270th day following the initial funding of the Bridge Facility. As of April 30, 2021, there was no outstanding borrowing amounts under the Bridge Facility.
Any borrowings under our Acquisition Term Loan bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit ratings from time to time. Our Acquisition Term Loan allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. As of April 30, 2021, there was no outstanding borrowing amount under the Acquisition Term Loan.
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. Our Credit Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of April 30, 2021, there was no outstanding borrowing amount under the Credit Facility.
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
We have a strategic investment portfolio that includes strategic investments in privately held and publicly traded companies, which range from early-stage companies to more mature companies both domestically and internationally, including in emerging markets. We primarily invest in enterprise cloud companies, technology startups and system integrators to advance and expand our ecosystem. As the enterprise cloud computing ecosystem continues to mature and technologies change, our investment strategy and corresponding investment opportunities have expanded to include investments in companies concurrently with their initial public offerings, as well as larger capital investments in late stage companies. We plan to continue these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive. Our strategy includes using proceeds from realized gains recognized on the sales of our existing strategic investments to, in part, fund these new strategic investments.
As of April 30, 2021, our portfolio consisted of investments in over 290 companies, with capital investments ranging from less than $0.3 million to approximately $325 million, and 23 investments with carrying values individually equal to or in excess of approximately $20 million. As of April 30, 2021, we held one publicly traded investment with a carrying value that was greater than 20 percent of our total strategic investments and one publicly traded investment with a carrying value that was individually greater than ten percent of our strategic investment portfolio, which together represented 34 percent of the total balance of our strategic investments as of April 30, 2021. We also held one privately held investment with a carrying balance that was individually greater than 15 percent of our strategic investment portfolio.

The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of April 30, 2021 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of April 30, 2021
Publicly held equity securities	$328	$1,023	$0	$1,351
Privately held equity securities	1,976	786	(250)	2,512
Total equity securities	$2,304	$1,809	$(250)	$3,863
We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments to our investments. These changes could be material based on market conditions and events. While historically our strategic investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our equity securities within our strategic investments portfolio. Volatility in the global market conditions, including recent and ongoing volatility related to the impacts of COVID-19 and related public health measures, may impact our strategic investment portfolio and our financial results may fluctuate from historical results and expectations.
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of 10 percent in enterprise value of our publicly traded and significant privately held equity securities held as of April 30, 2021, which represents 66 percent of the strategic investment portfolio, could result in a $235 million reduction in the value of our strategic investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. A portion of one of our publicly traded investments, which individually had a carrying value of approximately 24 percent of our total strategic investment portfolio, is subject to a lock-up agreement until September 2021 for the investment made concurrent with their IPO. A portion of our holdings was released from the lock-up agreement early as certain criteria were met and a portion of the lock-up expired.
In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital. The rapid spread of COVID-19 and its reverberating effects on the global economy have caused disruptions to the industry and to financial markets that are inhibiting and may continue to inhibit the ability of investee companies to complete a liquidity event. In severe cases, our investee companies may no longer be able to operate or could experience reduced profitability, delayed public offerings, reduced ability to raise favorable rounds of financing, or acquisitions at less favorable terms. These outcomes could have a material adverse effect on our financial position, results of operations and cash flows.

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
For more information regarding legal proceedings, such as the Tableau shareholder derivative action, see Note 12 “Legal Proceedings and Claims” to the condensed consolidated financial statements in Item 1 of Part I.
ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock.
We organize these risks and uncertainties into the following categories: risks related to our business operations; risks that could affect, or result from, our business strategy and the industry in which we operate; legal and regulatory risks; financial risks; risks related to the ownership of our common stock; and general risks that could affect our business.
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
•The completion of the proposed acquisition of Slack Technologies, Inc. in the anticipated time frame and failure to realize the anticipated benefits of the acquisition.
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
Legal and Regulatory Risks
•Privacy concerns and laws such as the forthcoming California Privacy Rights Act, the California Consumer Privacy Act and the EU’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations.
•Evolving industry-specific regulation and other requirements and standards and unfavorable industry-specific laws, regulations, interpretive positions or standards.
•Lawsuits against us by third parties for various claims, including alleged infringement of proprietary rights.
•Any failure to protect our intellectual property rights.
•Lawsuits filed against us and Slack in connection with the mergers and additional lawsuits that may be filed in the future.
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
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial, health and other personal information. While we have security measures in place to protect our customers’ and our customers’ customers’ data, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•third-party attempts to fraudulently induce our employees, partners or customers to disclose sensitive information such as user names, passwords or other information to gain access to our customers’ data or IT systems, or our data or our IT systems;
•efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, including ransomware and distributed denial-of-service attacks;
•third-party attempts to abuse our marketing, advertising or social platforms to impersonate persons or organizations and disseminate information that is false or misleading;
•cyberattacks on our internally built infrastructure on which many of our service offerings operate, or on third-party cloud-computing platform providers;
•vulnerabilities resulting from enhancements and updates to our existing service offerings;
•vulnerabilities in the products or components across the broad ecosystem that our services operate in conjunction with and are dependent on;
•vulnerabilities existing within new technologies and infrastructures, including those from acquired companies;
•attacks on, or vulnerabilities in, the many different underlying networks and services that power the Internet that our products depend on, most of which are not under our control or the control of our vendors, partners or customers; and
•employee or contractor errors or intentional acts that compromise our security systems.
In addition, the changes in our work environment as a result of the COVID-19 pandemic could adversely affect our security measures, as well as our ability to address and respond to incidents quickly. These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our Board of Directors, our Audit Committee historically, our Cybersecurity Committee now and our executive management are regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as periodic updates on cybersecurity events. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will provide absolute security or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
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
•the acquisition of new companies, requiring us to incorporate and secure different or more complex IT environments;
•authorization by our customers to third-party technology providers to access their customer data, which may lead to our customers’ inability to protect their data that is stored on our servers; and
•our limited control over our customers or third-party technology providers, or the processing of data by third-party technology providers, which may not allow us to maintain the integrity or security of such transmissions or processing.
In the normal course of business, we are and have been the target of malicious cyberattack attempts and have experienced other security incidents. To date, such identified security events have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant. Additionally, as our market presence grows, we may face increased risks of cyberattack attempts or security threats.
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers’ systems or data, including intellectual property and proprietary, sensitive or other confidential information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could be the result of employee, contractor or other third-party acts or inaction, and could negatively affect our brand and reputation. Additionally, such defects could create vulnerabilities that could inadvertently permit access to protected customer data. For example, in fiscal 2020, we experienced a significant service disruption due to an internally deployed software update that had an unintended impact on our services for certain customers. We determined this disruption did not materially affect our business, reputation or financial results, but there is no assurance such circumstances could not recur with a material adverse effect on our business.
In addition, our customers may use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in integrating the acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. As a result, our services may have errors or defects resulting from the complexities of integrating acquisitions.
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
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. In addition, the ongoing COVID-19 pandemic has disrupted and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business, which affected our and our suppliers’ operations. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
For many of our offerings, our production environment and customers’ data are replicated in near real time in a separate facility located elsewhere. Certain offerings, including some offerings of companies added through acquisitions, may be served through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions (including shelter-in-place or similar orders), changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or pandemic (including the COVID-19 pandemic), an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services.
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
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights. We continue to evaluate such opportunities and expect to continue to make such investments and acquisitions in the future such as the pending acquisition of Slack Technologies, Inc. (“Slack”), which was signed in December 2020 and is expected to close late in the second quarter of fiscal 2022.
Acquisitions and other transactions, arrangements and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:
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
•challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenue, as well as appropriate allocation of the customer consideration to the individual deliverables;
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
•the inability to obtain (or a material delay in obtaining) the regulatory approvals, including from antitrust or other similar regulatory authorities, necessary to complete transactions or to integrate operations, or potential remedies imposed by regulatory authorities either as a condition to or following the completion of a transaction (such as the global hold separate order issued in connection with our acquisition of Tableau by the United Kingdom Competition & Markets Authority in fiscal 2020, which order was lifted in fiscal 2020), which may include divestitures, ownership or operational restrictions or other structural or behavioral remedies;
•failure to fully assimilate, integrate or retrain acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams;
•differences between our values and those of our acquired companies;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges with the acquired company’s third-party service providers, including those that are required for ongoing access to third-party data;
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
•difficulties in managing, or potential write-offs of, acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and operating lease right-of-use assets;
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
•additional stock-based compensation issued or assumed in connection with the acquisition, including the impact on stockholder dilution and our results of operations;
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, a number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds on transactions involving foreign investments. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
We may not complete the acquisition of Slack within the time frame we anticipate or at all.
The completion of the acquisition of Slack is subject to a number of conditions. Pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), on February 16, 2021, we and Slack each received a request for additional information and documentary material, often referred to as a “Second Request,” from the Antitrust Division of the Department of Justice (the “DOJ”). Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after we and Slack have each substantially complied with the Second Request, unless the period for review is extended voluntarily by the parties and the DOJ or is terminated earlier by the DOJ. We and Slack have and will continue to cooperate fully with the DOJ in its review. We continue to anticipate completing the transaction late in the second quarter of fiscal 2021, subject to the satisfaction or waiver of the closing conditions specified in the merger agreement.
The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. For example, under certain limited conditions, we and Slack may elect to terminate the merger agreement, which could materially and adversely affect our business and reputation. A delay in completing the acquisition could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated time frame, which could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the acquisition.
We may fail to realize all of the anticipated benefits of the Slack acquisition, and the integration and benefits of the acquisition may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through combining the products, scale and combined enterprise customer bases of Salesforce and Slack. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the acquisition, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.

In addition, we will be required post-closing to devote significant attention and resources to successfully align our business practices and operations. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the acquisition.
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base and personnel, particularly through acquisitions, which has placed a strain on and in the future may stress the capabilities of our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.
We regularly upgrade or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce as a result of the COVID-19 pandemic could adversely affect our operations. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. In particular, as our offices reopen we plan to offer a significant percentage of our employees the flexibility in the amount of time they work in an office. Our new office model and any adjustments made to our current and future office environments or work-from-home policies may not meet the needs and expectations of our workforce, which could negatively impact our ability to attract and retain our employees. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
If our customers do not renew their subscriptions for our services or if they reduce the number of paying subscriptions at the time of renewal, our revenue and current remaining performance obligation could decline and our business may suffer. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets, which may adversely affect the market price of our common stock.
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base of enterprise and small and medium-size business customers and the number of multi-year subscription contracts. Historically, our subscription and support revenues primarily consisted of subscription fees; however, with the 2018 acquisition of MuleSoft and the 2019 acquisition of Tableau, subscription and support revenues also now include term software license sales. We have less experience forecasting the renewal rates of such term software license sales. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Such sales organization changes have in some periods resulted in, and may in the future result in, a reduction of productivity, which could negatively impact our rate of growth in the current and future quarters and operating results, including revenue. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
Our ability to deliver our services is dependent on the development and maintenance of the infrastructure of the Internet by third parties.
The Internet’s infrastructure comprises of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (“ICANN”) and the Internet Assigned Numbers Authority, now under the stewardship of ICANN.
The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, denial-of-service attacks or related cyber incidents, and it could face outages and delays in the future, potentially reducing the availability of the Internet to us or our customers for delivery of our Internet-based services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.
In addition, certain countries have implemented (or may implement) legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the Internet for the delivery of their services. Additionally, the COVID-19 pandemic has also led to quarantines, shelter-in-place orders and work-from-home directives, all of which have increased demands for internet access and may create access challenges. These actions could potentially limit or interrupt access to our services from certain countries or Internet service providers, increase our risk or add liabilities, impede our growth, productivity and operational effectiveness, result in the loss of potential or existing customers and harm our business.
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
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•natural disasters, acts of war, terrorism, and actual or threatened public health emergencies, including the ongoing COVID-19 pandemic and related public health measures and resulting changes to laws and regulations, including changes oriented toward protecting local businesses or restricting the movement of our or our customers’ employees;
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
•treatment of revenue from international sources, evolving domestic and international tax environments, and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding taxes in foreign jurisdictions;
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s exit from the EU (“Brexit”) on January 31, 2020 and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the United Kingdom, EU, and other locations;
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China;
•changes in the public perception of governments in the regions where we operate or plan to operate;

•regional data privacy laws and other regulatory requirements that apply to outsourced service providers and to the transmission of our customers’ data across international borders, which grow more complex as we scale, expand into new markets and enhance the breadth of our service offerings;
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
As we target more of our sales efforts at larger enterprise customers, including governmental entities, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our services, as well as addressing concerns regarding privacy and data protection laws and regulations of prospective customers with international operations or whose own customers operate internationally. Moreover, restrictions in place in response to the COVID-19 pandemic have disrupted our operations, and our customers’ operations and businesses, and this has adversely affected, and may continue to adversely affect, our sales efforts.
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
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, in February 2021, Mark Hawkins retired as President and Chief Financial Officer of the Company, but will remain as an adviser through the end of our third quarter of fiscal 2022. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. Our executive officers, key management, development or operations personnel could terminate their employment with us at any time. The loss of one or more of our key employees or groups of employees could seriously harm our business.
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We are also committed to building a diverse workforce. We have experienced significant competition in talent recruitment and retention, and may not in the future be successful in our talent recruitment and retention or achieving the diversity goals we have set publicly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. These difficulties may potentially be further amplified by the high cost of living in the San Francisco Bay Area, where our headquarters are located. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition, equality and a sense of family. As our organization grows and expands globally, and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. These difficulties may be further amplified by work-from-home requirements imposed and other workforce actions taken in response to the COVID-
19 pandemic. Our inability to maintain our corporate culture could negatively impact our ability to attract and retain employees or our reputation with customers and could negatively impact our future growth.
Any failure in our delivery of high-quality professional and technical support services may adversely affect our relationships with our customers and our financial results.
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
Strategic and Industry Risks
Our efforts to expand our service offerings and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our current service offerings may not succeed and may reduce our revenue growth rate. In addition, the markets for certain of our offerings, including Work.com, Customer 360 Truth, and other offerings, remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. In addition, we may be required to continuously enhance our artificial intelligence offerings so that quality recommendations can be provided to our customers. Further, the introduction of significant platform changes and upgrades, such as our introduction of Hyperforce in fiscal 2021, may not succeed and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.
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
Furthermore, uncertainties about the timing and nature of new network platforms or technologies, including Hyperforce, or modifications to existing platforms or technologies, including text messaging capabilities, or changes in customer usage patterns thereof, could increase our research and development or service delivery expenses or lead to our increased reliance on certain vendors. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
Our continued success depends on our ability to maintain and enhance our brands.
We believe that the brand identities we have developed, including associations with trust, customer success, innovation and equality, have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength, particularly for our core services, will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services and features securely, reliably and in a manner that enhances our customers’ success even as we scale and expand our services. In order to maintain and enhance the strength of our brands, we may make substantial investments to expand or improve our product offerings and services or enter new markets that may be accompanied by initial complications or ultimately prove to be unsuccessful.
In addition, we have secured the naming rights to facilities controlled by third parties, such as office towers and a transit center, and any negative events or publicity arising in connection with these facilities could adversely impact our brand.
Further, entry into markets with weaker protection of brands or changes in the legal systems in countries we operate may impact our ability to protect our brands. If we fail to maintain, enhance or protect our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the fair value of this portfolio, including changes in the valuation of our investments in publicly traded and privately held companies, could negatively impact our financial results.
We have strategic investments in publicly traded and privately held companies in both domestic and international markets, including in emerging markets. These companies range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, they are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data.
As the enterprise cloud computing ecosystem has matured, the opportunities in which we can invest have expanded to include investments in companies concurrently with an initial public offering in addition to our investments in early-to-late-stage private companies. Therefore, our investment strategy and portfolio have also expanded to include more mature companies. In certain cases, our ability to sell these investments may be constrained by contractual obligations to hold the securities for a period of time after a public offering, including market standoff agreements and lock-up agreements.
We record all fair value adjustments of our publicly traded and privately held equity investments through the condensed consolidated statement of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. For example, some of our investments in publicly traded securities may be subject to lock-up agreements, which would prevent our ability to sell these investments after a public offering or otherwise impede our ability to mitigate market volatility in such securities. Volatility in the financial markets has in the past and could in the future be material to our results in any given quarter and may cause our stock price to decline. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations which affect our strategic investments portfolio.
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

Our success depends on the willingness of a growing community of third-party developers and technology providers to build applications and provide integrations, data and content that are complementary to our services. Without the continued development of these applications and provision of such integrations, data and content, both current and potential customers may not find our services sufficiently attractive, which could impact future sales. In addition, for those customers who authorize a third-party technology partner access to their data, we do not provide any warranty related to the functionality, security or integrity of the data access, transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, integrations, data and content, even though not developed or sold by us, which may expose us to potential claims, liabilities and obligations, all of which could harm our reputation and our business.
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
Our current competitors include:
•internally developed enterprise applications (by our potential customers’ IT departments);
•vendors of packaged business software, as well as companies offering enterprise apps delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;
•software companies that provide their product or service free of charge as a single product or when bundled with other offerings, or only charge a premium for advanced features and functionality;
•vendors who offer software tailored to specific services that are more directed toward those specific services than our full suite of service offerings;
•suppliers of traditional business intelligence and data preparation products, as well as business analytics software companies;
•integration software vendors and other companies offering integration or API solutions;
•marketing vendors, which may specialize in advertising, targeting, messaging, or campaign automation;
•e-commerce solutions from established and emerging cloud-only vendors and established on-premises vendors; and
•traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services.
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, broader suites of service offerings and larger marketing budgets, as well as substantially greater financial, technical, personnel and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or provide competitive pricing. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
Social and ethical issues, including the use of AI in our offerings, may result in reputational harm and liability.
Positions we take (or choose not to take) on social and ethical issues may be unpopular with some of our employees or with our customers or potential customers, which has in the past impacted and may in the future impact our ability to attract or retain customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these positions. Further, actions taken by our customers, including through the use or misuse of our products, may result in reputational harm or possible liability. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that such claims lack merit, such claims could cause reputational harm to our brand or result in liability.

We are increasingly building AI into many of our offerings. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could impair the acceptance of artificial intelligence solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.
Our brand is also associated with our public commitments to sustainability, equality and ethical use, and any perceived changes in our dedication to these commitments could harm our reputation or brand and could adversely impact our relationships with our customers. Our disclosures on these matters, and standards we set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our corporate environmental, social and governance (“ESG”) initiatives and our commitment to the recruitment of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.
Legal and Regulatory Risks
Privacy concerns and laws, such as the forthcoming California Privacy Rights Act, the California Consumer Privacy Act and the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) that took effect in 2018, impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in 2020, the California Privacy Rights Act, which will amend the CCPA in January 2023, and the Virginia Consumer Data Protection Act, which also goes into effect in January 2023, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
Although we monitor the regulatory environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. In addition, the CJEU commented that companies relying on another such mechanism, the European Commission’s Standard Contractual Clauses, should assess on a case-by-case basis whether the law of the country of destination ensures adequate protection of personal data transferred under EU law, by providing, where necessary, additional safeguards to those offered by those clauses. Salesforce relies upon Binding Corporate Rules, a third mechanism, which provides additional safeguards with respect to government requests for EU personal data, as well as the European Commission’s Standard Contractual Clauses to transfer EU personal data internationally. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. Based on draft recommendations issued by the European Data Protection Board (“EDPB”), a body of privacy regulators from across the EU charged with ensuring consistent application of GDPR, current indications are that, absent agreement on a new bilateral cross-border transfer mechanism to replace the EU-US Privacy Shield Framework, regulators may be inclined to interpret the decision as significantly restricting certain cross-border transfers. Certain countries outside of the EEA (e.g., Russia, China and India) have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under CCPA, and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business.
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. For example, in 2020 we were made a party to a legal proceeding brought by a Dutch privacy advocacy group on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. We were also named as a defendant in a similar lawsuit brought in the UK. Although we believe that these claims lack merit, these or similar future claims could cause reputational harm to our brand or result in liability.
Furthermore, the uncertain and shifting regulatory environment and trust climate may raise concerns regarding data privacy and cybersecurity, which may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. In addition, new products we develop in connection with changing events may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.
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
Further, in some cases, industry-specific, regionally-specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. This is also true with respect to countries that may be considering legal frameworks on artificial intelligence, which is a trend that may increase now that the European Commission has proposed the first such framework. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.
There are various statutes, regulations and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. In addition, many jurisdictions across the world are currently considering changes to antitrust and competition laws, regulations or interpretative positions to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive. These regulatory efforts could result in laws, regulations or interpretative positions that may require us to change certain of our business practices, undertake new compliance obligations or otherwise may have an adverse impact on our business and results.
We have been and may in the future be sued by third parties for various claims, including alleged infringement of proprietary rights.
We are involved in various legal matters arising from the normal course of business activities. These include claims, suits, government investigations and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, as well as commercial, corporate and securities, labor and employment, class actions, wage and hour, antitrust, data privacy and other matters.
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
Lawsuits were filed against Slack, Salesforce and the members of the Slack board in connection with the mergers and additional lawsuits may be filed in the future. An adverse ruling in any such lawsuit could result in an injunction preventing the completion of the mergers and/or substantial costs to Salesforce.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the merger agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.
After the mergers were announced, seven lawsuits were filed by purported Slack stockholders in the United States District Court for the Northern District of California and six lawsuits were filed by purported Slack stockholders in the United States District Court for the Southern District of New York, each in connection with the mergers. The complaints named as defendants Slack, the members of the Slack board, and, with respect to three of the actions, Salesforce, and alleged, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the proposed mergers to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that Slack’s board of directors breached their fiduciary duties in connection with the mergers. On February 22, 2021, Slack filed a Current Report on Form 8-K in which it voluntarily made supplemental disclosures relating to the proposed mergers. By March 3, 2021, all thirteen of the cases had been voluntarily dismissed without prejudice.
One of the conditions to the closing of the mergers is that no injunction by any governmental entity having jurisdiction over Salesforce or Slack has been entered and continues to be in effect and no law has been adopted, in either case, that prohibits the closing of the mergers. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the mergers, that injunction may delay or prevent the mergers from being completed within the expected time frame or at all, which may adversely affect our business, financial position and results of operations.
There can be no assurance that any of the defendants will be successful in the outcome of any lawsuits filed in connection with the mergers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the mergers are completed may adversely affect our business, financial condition, results of operations and cash flows.
We may be subject to risks related to government contracts and related procurement regulations.
Our contracts with federal, state, local and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause, and termination of any such contract may adversely impact our other existing or prospective government contracts. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.
We are subject to governmental export and import controls that could impair our ability to compete in international markets and may subject us to liability if we are not in full compliance with applicable laws.
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, require expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Furthermore, U.S. export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to U.S. embargoed or sanctioned countries, governments and parties. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the U.S. and other countries are subject to change and uncertainty, including as a result of geopolitical developments and relations between the United States and China.
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
Due to the unpredictability of future general economic and financial market conditions, the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and in some periods, we have not been able to, and may not be able in the future to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.
Unanticipated changes in our effective tax rate and additional tax liabilities and global tax developments may impact our financial results.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including as a result of acquisitions. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
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
As we utilize our tax credits and net operating loss carryforwards, we may be unable to mitigate our tax obligations to the same extent as in prior years, which could have a material impact to our future cash flows. In addition, changes to our operating structure, including changes related to acquisitions, may result in cash tax obligations.
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, include the Organization for Economic Co-operation and Development’s, the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Governments’ responses to the economic impact of COVID-19 may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
We are exposed to fluctuations in currency exchange rates that have in the past and could in the future negatively impact our financial results and cash flows from changes in the value of the U.S. Dollar versus local currencies and the Euro versus the British Pound Sterling.
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets, including in emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar as well as the Euro against the British Pound Sterling. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Furthermore, fluctuations in foreign currency exchange rates can affect our ability to accurately predict our future results and earnings. Additionally, global events as well as geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused and may in the future cause global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition and cash flows from operations.
As of January 31, 2021, we had a substantial level of debt, including our 2023 and 2028 Senior Notes (“Senior Notes”) and the loan we assumed when we purchased 50 Fremont due June 2023. In December 2020, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of April 30, 2021. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition. In addition, in connection with our pending acquisition of Slack, we have a $4.0 billion 364-day senior unsecured bridge loan facility (“Bridge Facility”) and a $3.0 billion three-year senior unsecured loan agreement (“Acquisition Term Loan”). The availability and funding of the Bridge Facility and the Acquisition Term Loan are conditioned on the consummation of the acquisition of Slack in accordance with the terms of the merger agreement and are subject to certain exceptions, qualifications and other conditions. We expect to replace the commitments in respect of the Bridge Facility prior to the consummation of the acquisition with the incurrence of new indebtedness or commitments in respect thereof.
In addition to the outstanding and contemplated debt obligations above, we have also recorded substantial liabilities associated with noncancellable future payments on our long-term lease agreements. We also have significant other contractual commitments, such as commitments with infrastructure service providers, which are not reflected on our condensed consolidated balance sheets.
Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;
•cause us to dedicate a substantial portion of our cash flows from operations toward debt service obligations and principal repayments; and
•make us more vulnerable to downturns in our business, our industry or the economy in general.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt or contractual obligations resulting from our leases. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. In addition, we may seek debt financing to fund future acquisitions following the Slack acquisition. We can offer no assurance that we can obtain debt financing on terms acceptable to us, if at all.
In addition, adverse changes by any rating agency to our credit facilities may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Downgrades in our credit ratings could also affect the terms of any such refinancing or future financing or restrict our ability to obtain additional financing in the future.
Our Senior Notes and Revolving Loan Credit Agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
Lease accounting guidance requires that we record a liability for operating lease activity on our condensed consolidated balance sheet, which increases both our assets and liabilities and therefore may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all. Our lease terms may include options to extend or terminate the lease. These options are reflected in the operating lease right-of-use (“ROU”) asset, which represents our right to use an underlying asset for the lease term, and lease liability only when it is reasonably certain that we will exercise that option. We reassess the lease term if and when a significant event or change in circumstances occurs within our control. The potential impact of these options to extend could be material to our financial position and financial results.
Current and future accounting pronouncements and other financial and nonfinancial reporting standards may negatively impact our financial results.
We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.
In addition, as we work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the Sustainability Accounting Standards Board (“SASB”) and our own ESG materiality assessment, we have expanded and, in the future, may continue to expand our disclosures in these areas. Our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.
Risks Related to Owning Our Common Stock
Our quarterly results are likely to fluctuate, which may cause the value of our common stock to decline substantially.
Our quarterly results are likely to fluctuate. Fluctuations have occurred due to known and unknown risks, including the sudden and unanticipated effects of the COVID-19 pandemic. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically in the past been our largest collections and operating cash flow quarter.
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the COVID-19 pandemic and recent surges throughout the world, which can adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay prospective customers’ purchasing decisions, reduce the value of new subscription contracts, or affect attrition rates;
•our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;
•the attrition rates for our services;
•the rate of expansion and productivity of our sales force;
•the length of the sales cycle for our services;
•new product and service introductions by our competitors;
•our success in selling our services to large enterprises;
•changes in unearned revenue and remaining performance obligation, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term, the collectability of invoices related to multi-year agreements, the timing of license software revenue recognition, or fluctuations due to foreign currency movements, all of which may impact implied growth rates;
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
•expenses associated with our pricing policies and terms of contracts, such as the costs of customer SMS text usage paid by us and the related impacts to our gross margin;
•changes in payment terms and the timing of customer payments and payment defaults by customers as have been and may continue to be impacted by the effects of the COVID-19 pandemic;
•the seasonality of our customers’ businesses, especially our Commerce service offering customers, including retailers and branded manufacturers;
•fluctuations in foreign currency exchange rates such as with respect to the U.S. Dollar against the Euro and British Pound Sterling;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•the number of new employees;
•the timing of commission, bonus and other compensation payments to employees, including decisions to guarantee some portion of commissions payments in connection with extraordinary events such as the partial commission guarantee in the fiscal quarter ended April 30, 2020;
•the cost, timing and management effort required for the introduction of new features to our services;
•the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;
•expenses related to our real estate or changes in the nature or extent of our use of existing real estate, including our office leases and our data center capacity and expansion;
•timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;
•expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;
•extraordinary expenses such as litigation or other dispute-related settlement payments;
•income tax effects resulting from, but not limited to, tax law changes, court decisions on tax matters, global tax developments applicable to multinational corporations, changes in operations or business structures and acquisition activity;
•the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock options;
•technical difficulties or interruptions in our services;

•changes in interest rates and our mix of investments, which impact the return on our investments in cash and marketable securities;
•conditions, and particularly sudden changes, in the financial markets, such as the volatility caused by the COVID-19 pandemic, which have impacted and may continue to impact the value and liquidity of our investment portfolio;
•changes in the fair value of our strategic investments in early-to-late-stage privately held and public companies, which could negatively and materially impact our financial results, particularly in periods of significant market fluctuations;
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
Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. If we fail to meet or exceed operating results expectations or if securities analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the securities analysts who cover us adversely change their recommendations regarding our stock, the market price of our common stock could decline.
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
•our ability to meet or exceed forward-looking guidance we have given or to meet or exceed the expectations of investors, analysts or others; our ability to give forward-looking guidance consistent with past practices; and changes to or withdrawal of previous guidance or long-range targets;
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
•the issuance of shares of common stock by us, whether in connection with an acquisition or a capital-raising transaction;
•issuance of debt or other convertible securities;

•the inability to conclude that our internal controls over financial reporting are effective;
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
General Risks
The effects of the COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have in the past materially affected our operating results and cash flows; the duration and extent to which this will impact our future results of operations and cash flows remain uncertain.
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have in the past materially affected our operating results and cash flows; the duration and extent to which this will impact our future results remain uncertain. In response to the COVID-19 pandemic, we cancelled or delayed some customer events, and shifted many of them to virtual-only experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee and industry events in the future. If we attempt to reintroduce large in-person events, such as our annual Dreamforce conference, we may not be able to do so successfully and our customers may not be able or willing to attend them.
We also temporarily closed all Salesforce offices globally. This global work-from-home operating environment has caused strain for, and has adversely impacted productivity of, certain employees, and these conditions may persist and harm our business, including our future sales and operating results. As long as the pandemic continues, our employees may be exposed to health risks. We have begun the process of reopening certain of our offices. Our efforts to reopen our offices safely may not be successful; could expose our employees, customers and partners to health risks and us to associated liability; and will involve additional financial burdens. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. In particular, as our offices reopen we plan to offer a significant percentage of our employees the flexibility in the amount of time they work in an office. This may present risks for our real estate portfolio and strategy and may present operational and workplace culture challenges that may adversely affect our business.
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
Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control, and COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world. For example, the recent surge of COVID-19 in India has impacted the operations of our business infrastructure and our support staff and service providers in India, including our India-based employees and third-party suppliers, which could delay our business processes, product development and foreign investments. Authorities throughout the world have implemented numerous preventative measures to contain or mitigate further spread of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders. These public health measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations and cash flows. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, future spikes of COVID-19 infections (including the spread of variants or mutant strains) resulting in additional preventative measures to contain or mitigate the spread of the virus, severity of the economic decline attributable to the pandemic and timing and nature of a potential economic recovery, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee and industry events, and effects on our vendors, all of which are uncertain and cannot be predicted. The long-term impact of the COVID-19 pandemic on our financial condition or results of operations remains uncertain. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. In addition, uncertainty regarding the impact of COVID-19 on our future operating results and financial condition may result in our taking cost-cutting measures, reducing the level of our capital investments and delaying or canceling the implementation of strategic initiatives, any of which may negatively impact our business and reputation. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ business and productivity, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten other risks described in this “Risk Factors” section.
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
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shutoffs or shortages, actual or threatened public health emergencies (including the ongoing COVID-19 pandemic) and other events beyond our control. For example, in response to the
COVID-19 pandemic we temporarily closed our offices globally, including our corporate headquarters, and are experiencing and expect to continue to experience ongoing effects related to the local and global economic and other effects of this pandemic. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities, IT systems and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct earthquake-related losses, with the exception of the building that we own in San Francisco, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event. For example, wildfires have resulted in power shut-offs in the San Francisco Bay Area and are likely to occur in the future, and this could adversely affect the work-from-home operations of our employees in the San Francisco Bay Area.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the Company’s acquisition of Acumen in February 2021, the Company issued 255,387 shares of Salesforce common stock on February 1, 2021 to certain members of Acumen management that will vest over time. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	3/12/2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 2, 2021
salesforce.com, inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: June 2, 2021
salesforce.com, inc.

	By:	/s/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)