Form 10-Q
period 2021-07-31
SALESFORCE.COM, INC.
filed 2021-08-27
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 25, 2021, there were approximately 979 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)

	July 31, 2021	January 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,299	$6,195
Marketable securities	3,351	5,771
Accounts receivable, net	4,074	7,786
Costs capitalized to obtain revenue contracts, net	1,211	1,146
Prepaid expenses and other current assets	1,321	991
Total current assets	16,256	21,889
Property and equipment, net	2,711	2,459
Operating lease right-of-use assets, net	3,123	3,204
Noncurrent costs capitalized to obtain revenue contracts, net	1,820	1,715
Strategic investments	4,105	3,909
Goodwill	48,103	26,318
Intangible assets acquired through business combinations, net	9,746	4,114
Deferred tax assets and other assets, net	2,794	2,693
Total assets	$88,658	$66,301
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$4,274	$4,355
Operating lease liabilities, current	713	766
Unearned revenue	11,067	12,607
Slack Convertible Notes	1,339	0
Total current liabilities	17,393	17,728
Noncurrent debt	10,589	2,673
Noncurrent operating lease liabilities	2,878	2,842
Other noncurrent liabilities	2,278	1,565
Total liabilities	33,138	24,808
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	48,666	35,601
Accumulated other comprehensive loss	(84)	(42)
Retained earnings	6,937	5,933
Total stockholders’ equity	55,520	41,493
Total liabilities and stockholders’ equity	$88,658	$66,301

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenues:
Subscription and support	$5,914	$4,840	$11,450	$9,415
Professional services and other	426	311	853	601
Total revenues	6,340	5,151	12,303	10,016
Cost of revenues (1)(2):
Subscription and support	1,146	1,013	2,268	1,979
Professional services and other	467	298	900	586
Total cost of revenues	1,613	1,311	3,168	2,565
Gross profit	4,727	3,840	9,135	7,451
Operating expenses (1)(2):
Research and development	1,020	898	1,971	1,757
Marketing and sales	2,736	2,275	5,280	4,665
General and administrative	639	489	1,198	991
Total operating expenses	4,395	3,662	8,449	7,413
Income from operations	332	178	686	38
Gains on strategic investments, net	526	682	814	874
Other expense	(32)	(21)	(70)	(26)
Income before benefit from (provision for) income taxes	826	839	1,430	886
Benefit from (provision for) income taxes (3)	(291)	1,786	(426)	1,838
Net income	$535	$2,625	$1,004	$2,724
Basic net income per share	$0.57	$2.90	$1.08	$3.02
Diluted net income per share	$0.56	$2.85	$1.06	$2.96
Shares used in computing basic net income per share	933	904	927	901
Shares used in computing diluted net income per share	950	922	945	919
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenues	$184	$166	$352	$325
Marketing and sales	135	118	255	230
(2) Amounts include stock-based expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenues	$95	$63	$177	$115
Research and development	197	184	370	350
Marketing and sales	263	253	501	476
General and administrative	85	78	156	141
(3) During the three months ended July 31, 2020, the Company recorded an approximately $2.0 billion one-time benefit from discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property.

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net income	$535	$2,625	$1,004	$2,724
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(9)	28	(25)	5
Unrealized gains (losses) on marketable securities and privately held debt securities	(8)	49	(21)	24
Other comprehensive income (loss), before tax	(17)	77	(46)	29
Tax effect	1	(10)	4	(4)
Other comprehensive income (loss), net	(16)	67	(42)	25
Comprehensive income	$519	$2,692	$962	$2,749

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six months ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2021	919	$1	$35,601	$(42)	$5,933	$41,493
Common stock issued	6	0	67	0	0	67
Stock-based expense	0	0	564	0	0	564
Other comprehensive loss, net of tax	0	0	0	(26)	0	(26)
Net income	0	0	0	0	469	469
Balance at April 30, 2021	925	1	36,232	(68)	6,402	42,567
Common stock issued	5	0	525	0	0	525
Shares issued related to the acquisition of Slack	46	0	11,269	0	0	11,269
Stock-based expense	2	0	640	0	0	640
Other comprehensive loss, net of tax	0	0	0	(16)	0	(16)
Net income	0	0	0	0	535	535
Balance at July 31, 2021	978	$1	$48,666	$(84)	$6,937	$55,520

	Three and Six months ended July 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	893	$1	$32,116	$(93)	$1,861	$33,885
Common stock issued	6	0	119	0	0	119
Stock-based expense	0	0	504	0	0	504
Other comprehensive loss, net of tax	0	0	0	(42)	0	(42)
Net income	0	0	0	0	99	99
Balance at April 30, 2020	899	1	32,739	(135)	1,960	34,565
Common stock issued	9	0	605	0	0	605
Stock-based expense	0	0	578	0	0	578
Other comprehensive income, net of tax	0	0	0	67	0	67
Net income	0	0	0	0	2,625	2,625
Balance at July 31, 2020	908	$1	$33,922	$(68)	$4,585	$38,440

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Operating activities:
Net income	$535	$2,625	$1,004	$2,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	719	649	1,404	1,307
Amortization of costs capitalized to obtain revenue contracts, net	334	250	648	497
Stock-based expense	640	578	1,204	1,082
Gains on strategic investments, net	(526)	(682)	(814)	(874)
Tax benefit from intra-entity transfer of intangible property	0	(2,003)	0	(2,003)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(812)	(349)	3,804	2,745
Costs capitalized to obtain revenue contracts, net	(463)	(455)	(818)	(480)
Prepaid expenses and other current assets and other assets	(173)	(203)	(190)	(214)
Accounts payable and accrued expenses and other liabilities	805	693	(288)	(64)
Operating lease liabilities	(200)	(209)	(416)	(412)
Unearned revenue	(473)	(465)	(1,924)	(2,020)
Net cash provided by operating activities	386	429	3,614	2,288
Investing activities:
Business combinations, net of cash acquired	(14,356)	(1,154)	(14,781)	(1,257)
Purchases of strategic investments	(509)	(232)	(786)	(574)
Sales of strategic investments	913	51	1,469	652
Purchases of marketable securities	(507)	(1,681)	(2,316)	(2,515)
Sales of marketable securities	2,464	207	3,045	544
Maturities of marketable securities	1,154	330	1,652	557
Capital expenditures	(213)	(114)	(384)	(437)
Net cash used in investing activities	(11,054)	(2,593)	(12,101)	(3,030)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	7,922	0	7,912	0
Repayments of Slack Convertible Notes, net of capped call proceeds	168	0	168	0
Proceeds from employee stock plans	375	466	600	724
Principal payments on financing obligations	(24)	(24)	(73)	(72)
Repayments of debt	(1)	(1)	(2)	(2)
Net cash provided by financing activities	8,440	441	8,605	650
Effect of exchange rate changes	(17)	3	(14)	(1)
Net increase (decrease) in cash and cash equivalents	(2,245)	(1,720)	104	(93)
Cash and cash equivalents, beginning of period	8,544	5,772	6,195	4,145
Cash and cash equivalents, end of period	$6,299	$4,052	$6,299	$4,052
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2	$2	$48	$48
Income taxes, net of tax refunds	$34	$66	$83	$124
Non-cash investing and financing activities:
Fair value of equity awards assumed	$205	$6	$205	$6
Fair value of common stock issued as consideration for the acquisition of Slack	$11,064	$0	$11,064	$0

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
On July 21, 2021, the Company acquired Slack Technologies, Inc. (“Slack”). Slack is a channel-based messaging platform (see Note 6, “Business Combinations”).
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2021 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and six months ended July 31, 2021 and 2020 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2021, and its results of operations, including its comprehensive income, stockholders' equity and its cash flows for the three and six months ended July 31, 2021 and 2020. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.
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
No single customer accounted for more than five percent of accounts receivable at July 31, 2021 and January 31, 2021. No single customer accounted for five percent or more of total revenue during the six months ended July 31, 2021 and 2020. As of July 31, 2021 and January 31, 2021, assets located outside the Americas were 12 percent and 15 percent of total assets, respectively. As of July 31, 2021 and January 31, 2021, assets located in the United States were 87 percent and 82 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. These companies in many aspects are digitally transforming their respective industries and helping the Company expand its ecosystem and support other corporate initiatives. As these industries continue to mature and technologies change, the Company’s investment strategy and corresponding investment opportunities have expanded to include investments in late stage companies and companies concurrently with their initial public offerings (“IPO”), both of which typically result in larger individual capital investments. The Company’s strategy includes using proceeds from realized gains recognized on the sales of the Company’s existing strategic investments to, in part, fund these new strategic investments.
As of July 31, 2021, the Company held one publicly traded investment with a carrying value that was greater than 10 percent of its strategic investment portfolio and one privately held investment with a carrying value that was individually greater than 15 percent of its strategic investment portfolio. As of January 31, 2021, the Company held three investments that were individually greater than five percent of its strategic investment portfolio, of which two were publicly traded and one was privately held.
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
During the six months ended July 31, 2021, the Company capitalized $818 million of costs to obtain revenue contracts and amortized $648 million to marketing and sales expense. During the six months ended July 31, 2020, the Company capitalized $480 million of costs to obtain revenue contracts and amortized $497 million to marketing and sales expense. Costs capitalized to obtain a revenue contract, net, on the Company's condensed consolidated balance sheets totaled $3.0 billion as of July 31, 2021 and $2.9 billion as of January 31, 2021. There were no impairments of costs to obtain revenue contracts for the three and six months ended July 31, 2021 and 2020, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other expense, net on the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other expense.
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
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities, publicly held equity securities, and foreign currency derivative contracts at fair value. In addition, the Company measures certain of its strategic investments, including its privately held debt securities and privately held equity securities for which there has been an observable price change in a same or similar security, at fair value on a nonrecurring basis. The additional disclosures regarding the Company’s fair value measurements are included in Note 4 “Fair Value Measurement.”
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated primarily with intercompany receivables and payables. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real, and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of July 31, 2021 and January 31, 2021 was $4.7 billion and $5.3 billion, respectively.
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
On the lease commencement date, the Company also establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are included in property and equipment, net and are amortized over the lease term to operating expense.
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
There were no material impairments of intangible assets, long-lived assets or goodwill during the three and six months ended July 31, 2021 and 2020.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Sales	$1,477	$1,279	$2,865	$2,524
Service	1,600	1,303	3,106	2,555
Platform and Other	1,882	1,512	3,629	2,876
Marketing and Commerce	955	746	1,850	1,460
	$5,914	$4,840	$11,450	$9,415
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Americas	$4,312	$3,596	$8,406	$6,966
Europe	1,416	1,070	2,718	2,104
Asia Pacific	612	485	1,179	946
	$6,340	$5,151	$12,303	$10,016
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 94 percent during the three and six months ended July 31, 2021 and 96 percent during the three and six months ended July 31, 2020. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2021 and 2020.
Contract Balances
Contract Assets
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized at the point in time when the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $647 million as of July 31, 2021 as compared to $477 million as of January 31, 2021, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets. Impairments of contract assets were immaterial during the three and six months ended July 31, 2021 and 2020.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Unearned revenue, beginning of period	$11,158	$9,112	$12,607	$10,662
Billings and other (1)	5,771	4,632	10,209	7,937
Contribution from contract asset	96	54	170	59
Revenue recognized over time	(5,948)	(4,847)	(11,559)	(9,491)
Revenue recognized at a point in time	(392)	(304)	(744)	(525)
Unearned revenue from business combinations	382	64	384	69
Unearned revenue, end of period	$11,067	$8,711	$11,067	$8,711
(1) Other includes, for example, the impact of foreign currency translation.
The majority of revenue recognized for these services is from the beginning of period unearned revenue balance.
Revenue recognized over time primarily includes Cloud Services revenue which is generally recognized over time, professional services revenue which is recognized as delivered, and training classes that are primarily billed, delivered and recognized within the same reporting period. Additionally, revenue recognized over time includes the contract consideration that is allocated to on-premise software support and updates.
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
The Company excludes amounts related to performance obligations from professional services contracts that are billed and recognized on a time-and-materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2021 (1)	$18.7	$17.5	$36.2
As of January 31, 2021	$18.0	$18.1	$36.1

(1) Includes approximately $800 million of remaining performance obligation related to the Slack acquisition on July 21, 2021.

3. Investments
Marketable Securities
At July 31, 2021, marketable securities consisted of the following (in millions):

Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,159	$11	$(4)	$2,166
U.S. treasury securities	81	0	0	81
Mortgage-backed obligations	223	3	0	226
Asset-backed securities	645	3	0	648
Municipal securities	70	1	0	71
Commercial paper	5	0	0	5
Covered bonds	139	0	(1)	138
Other	16	0	0	16
Total marketable securities	$3,338	$18	$(5)	$3,351
At January 31, 2021, marketable securities consisted of the following (in millions):

Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,321	$20	$0	$3,341
U.S. treasury securities	205	1	0	206
Mortgage-backed obligations	382	5	0	387
Asset-backed securities	1,096	6	(1)	1,101
Municipal securities	242	2	0	244
Covered bonds	328	0	0	328
Other	164	0	0	164
Total marketable securities	$5,738	$34	$(1)	$5,771
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	July 31, 2021	January 31, 2021
Due within 1 year	$1,176	$2,525
Due in 1 year through 5 years	2,172	3,236
Due in 5 years through 10 years	3	10
	$3,351	$5,771
Strategic Investments
Strategic investments by form and measurement category as of July 31, 2021 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities (1)	$1,011	$2,895	$124	$4,030
Debt securities and other investments	0	0	75	75
Balance as of July 31, 2021	$1,011	$2,895	$199	$4,105
(1) Approximately 24 percent of the balance of the Company’s equity securities accounted for under the fair value is a result of initial investments made by the Company concurrently with the investee’s IPO.

Strategic investments by form and measurement category as of January 31, 2021 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$2,068	$1,670	$120	$3,858
Debt securities and other investments	0	0	51	51
Balance as of January 31, 2021	$2,068	$1,670	$171	$3,909
Measurement Alternative Adjustments
The Company recognized $15 million and $10 million of impairments and downward adjustments and $304 million and $25 million of upward adjustments during the three months ended July 31, 2021 and 2020, respectively. The Company recognized $27 million and $76 million of impairments and downward adjustments and $802 million and $55 million of upward adjustments during the six months ended July 31, 2021 and 2020. Approximately $369 million of the upward adjustments during the six months ended July 31, 2021 was related to the mark-up of one of the Company’s privately held investments.
Since February 1, 2018, cumulative impairments and downward adjustments were $186 million and cumulative upward adjustments were $1.1 billion through July 31, 2021 for measurement alternative investments still held as of July 31, 2021.
Gains on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Unrealized gains (losses) recognized on publicly traded equity securities, net	$95	$623	$(111)	$623
Unrealized gains recognized on privately held equity securities, net	304	24	802	54
Realized gains on sales of securities, net	147	49	157	288
Impairments on privately held equity and debt securities	(20)	(14)	(34)	(91)
Gains on strategic investments, net	$526	$682	$814	$874

Realized gains on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later. The realized gains for the three and six months ended July 31, 2021, were primarily driven by the acquisition of one of the Company’s privately held equity investments in a stock and cash transaction by a publicly traded company of $155 million. The cumulative net gains, measured as the sale price less the initial purchase price, for equity securities exited during the three and six months ended July 31, 2021 were $638 million and $1.1 billion, respectively. Cumulative net realized gains in the three and six months ended July 31, 2021 include gains related to partial sales of two of the Company’s publicly traded investments, which resulted in cumulative net gains of $561 million and $965 million, respectively.
In the three months ended July 31, 2021 and 2020, for strategic investments still held as of those respective period ends, the Company recognized net unrealized gains of $379 million and $633 million, respectively. These include approximately $20 million and $14 million of impairments on privately held equity and debt securities in the three months ended July 31, 2021 and 2020, respectively.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of July 31, 2021 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2021
Cash equivalents (1):
Time deposits	$0	$1,076	$0	$1,076
Money market mutual funds	2,396	0	0	2,396
Cash equivalent securities	0	11	0	11
Marketable securities:
Corporate notes and obligations	0	2,166	0	2,166
U.S. treasury securities	0	81	0	81
Mortgage-backed obligations	0	226	0	226
Asset-backed securities	0	648	0	648
Municipal securities	0	71	0	71
Commercial paper	0	5	0	5
Covered bonds	0	138	0	138
Other	0	16	0	16
Strategic investments:
Publicly held equity securities	1,011	0	0	1,011
Total assets	$3,407	$4,438	$0	$7,845
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.8 billion of cash, as of July 31, 2021.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information available to the Company from investee companies is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $3.1 billion and $1.8 billion as of July 31, 2021 and January 31, 2021, respectively.
5. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of 1 to 18 years, some of which include options to terminate within one year.
Total operating lease costs were $258 million for both the three months ended July 31, 2021 and 2020, and $524 million and $537 million for the six months ended July 31, 2021 and 2020, respectively.
For the three months ended July 31, 2021 and 2020, cash payments for operating leases were $217 million and $224 million, respectively, and $454 million and $450 million for the six months ended July 31, 2021 and 2020, respectively. Operating lease commencements and modifications resulted in increases to ROU assets and corresponding operating lease liabilities of $57 million and $177 million during the three months ended July 31, 2021 and 2020, respectively, and $137 million and $366 million during the six months ended July 31, 2021 and 2020, respectively. The July 2021 acquisition of Slack resulted in an increase in ROU assets and operating lease liabilities of $208 million and $283 million, respectively.
As of July 31, 2021, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining six months of fiscal 2022	$378	$36
Fiscal 2023	748	74
Fiscal 2024	575	74
Fiscal 2025	458	65
Fiscal 2026	394	11
Thereafter	1,330	0
Total minimum lease payments	3,883	260
Less: Imputed interest	(292)	(8)
Total	$3,591	$252
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $173 million in the next five years and $26 million thereafter.
As of July 31, 2021, the Company has additional operating leases that have not yet commenced totaling $1.5 billion and therefore not reflected on the condensed consolidated balance sheets and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2022 and fiscal year 2025 with lease terms of 3 to 18 years.
Letters of Credit
As of July 31, 2021, the Company had a total of $135 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2034.

6. Business Combinations
Slack Technologies, Inc.
On July 21, 2021, the Company acquired all outstanding stock of Slack, a leading channel-based messaging platform. The Company has included the financial results of Slack in the condensed consolidated financial statements from the date of acquisition, which for the three and six months ended July 31, 2021 were not material. The transaction costs associated with the acquisition were approximately $54 million and were recorded in general and administrative expense during the six months ended July 31, 2021. The preliminary acquisition date fair value of the consideration transferred for Slack was approximately $27.1 billion, which consisted of the following (in millions):

Fair Value
Cash	$15,799
Common stock issued	11,064
Fair value of stock options, restricted stock units and restricted stock awards assumed	205
Total	$27,068
The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. A share conversion ratio of 0.1885 and 0.1804 was applied to convert Slack's outstanding (i) stock options and restricted stock units and (ii) restricted stock awards, respectively, into equity awards for shares of the Company’s common stock.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$1,508
Accounts receivable	97
Acquired customer contract asset	70
Operating lease right-of-use assets	208
Other assets	323
Goodwill	21,453
Intangible assets	6,140
Accounts payable, accrued expenses and other liabilities	(183)
Unearned revenue	(382)
Slack Convertible Notes (see Note 8)	(1,339)
Operating lease liabilities	(283)
Deferred tax liability	(544)
Net assets acquired	$27,068
The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating Slack product offering with existing Company service offerings in a digital-first, work anywhere world. The goodwill has no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$2,360	5 years
Customer relationships	3,480	8 years
Other purchased intangible assets	300	6 years
Total intangible assets subject to amortization	$6,140
Developed technology represents the preliminary estimated fair value of Slack's data analysis technologies. Customer relationships represent the preliminary estimated fair values of the underlying relationships with Slack customers.
The Company assumed unvested stock options, restricted stock units and restricted stock awards with a preliminary estimated fair value of $1.7 billion. Of the total consideration, $205 million was preliminarily allocated to the purchase consideration and $1.5 billion was preliminarily allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
The following pro forma financial information summarizes the combined results of operations for the Company and Slack, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Total revenues	$6,557	$5,327	$12,743	$10,358
Pretax income (loss)	544	373	764	(126)
Net income	369	2,253	563	1,942
The pro forma financial information for all periods presented above has been calculated after adjusting the results of Slack to reflect the business combination accounting effects resulting from this acquisition, including the fair value adjustment to revenue contracts, the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options, restricted stock units and restricted stock awards assumed as though the acquisition occurred as of the beginning of the Company’s fiscal year 2021. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2021.
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

7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2021	Additions and retirements, net	July 31, 2021	January 31, 2021	Expense and retirements, net	July 31, 2021	January 31, 2021	July 31, 2021	July 31, 2021
Acquired developed technology	$3,305	$2,360	$5,665	$(1,427)	$(352)	$(1,779)	$1,878	$3,886	4.1
Customer relationships	3,510	3,579	7,089	(1,279)	(251)	(1,530)	2,231	5,559	7.1
Other (1)	45	300	345	(40)	(4)	(44)	5	301	5.9
Total	$6,860	$6,239	$13,099	$(2,746)	$(607)	$(3,353)	$4,114	$9,746	5.8
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended July 31, 2021 and 2020 was $319 million and $284 million, respectively, and for the six months ended July 31, 2021 and 2020 was $607 million and $555 million, respectively.
The expected future amortization expense for intangible assets as of July 31, 2021 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2022	$1,002
Fiscal 2023	1,892
Fiscal 2024	1,806
Fiscal 2025	1,537
Fiscal 2026	1,312
Thereafter	2,197
Total amortization expense	$9,746
Customer Contract Assets Acquired Through Business Combinations
Customer contract assets resulting from business combinations reflect the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding assumed contract terms. Customer contract assets resulting from business combinations were $96 million and $42 million as of July 31, 2021 and January 31, 2021, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2021	$26,318
Slack	21,453
Acumen	337
Other adjustments (1)	(5)
Balance as of July 31, 2021	$48,103
(1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.

8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Contractual interest rate	Outstanding principal as of July 31, 2021	July 31, 2021	January 31, 2021
2023 Senior Notes	April 2018	April 2023	3.25%	$1,000	$997	$996
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	188	188	190
2024 Senior Notes	July 2021	July 2024	0.625%	1,000	996	0
Slack Convertible Notes	July 2021 (1)	April 2025	0.50%	863	1,339	0
2028 Senior Notes	April 2018	April 2028	3.70%	1,500	1,491	1,491
2028 Senior Sustainability Notes	July 2021	July 2028	1.50%	1,000	990	0
2031 Senior Notes	July 2021	July 2031	1.95%	1,500	1,487	0
2041 Senior Notes	July 2021	July 2041	2.70%	1,250	1,233	0
2051 Senior Notes	July 2021	July 2051	2.90%	2,000	1,976	0
2061 Senior Notes	July 2021	July 2061	3.05%	1,250	1,234	0
Total carrying value of debt				$11,551	11,931	2,677
Less current portion of debt					(1,342)	(4)
Total noncurrent debt					$10,589	$2,673
(1) Assumed in July 2021 acquisition of Slack.
The Company was in compliance with all debt covenants as of July 31, 2021.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above as of July 31, 2021 and January 31, 2021 was $10.9 billion and $2.8 billion, respectively. These fair values were determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the second quarter of fiscal 2022 and the last day of trading of fiscal 2021, respectively, and are deemed Level 2 liabilities within the fair value measurement framework. The Slack Convertible Notes were recorded at their fair value as of July 31, 2021, based on the conversion rights available to the noteholders under the Indenture (as defined below), the Slack merger consideration and certain Company share price history as of July 31, 2021, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of July 31, 2021 were as follows (in millions):

Fiscal period:
Remaining six months of fiscal 2022	$2
Fiscal 2023	4
Fiscal 2024	1,182
Fiscal 2025	1,000
Fiscal 2026	863
Thereafter	8,500
Total principal outstanding	$11,551
July 2021 Notes
In July 2021 the Company issued $8.0 billion aggregate principal amount of senior unsecured Senior Notes (collectively, the “July 2021 Notes”), with maturities ranging from 2024 to 2061. The proceeds from this offering, net of discounts and debt issuance costs, was $7.9 billion. Interest on each of the July 2021 Notes is payable semi-annually in arrears. The Company may redeem any portion of the July 2021 Notes, either in whole or in part, at any time, subject to certain early redemption provisions.
An amount equal to the net proceeds from the 2028 Senior Sustainability Notes will be allocated to finance or refinance, in whole or in part, one or more new or existing green or social projects that satisfy certain criteria. The remainder of the net proceeds from the July 2021 Notes were used to partially fund the cash consideration payable by the Company for the Slack acquisition, as well as related fees, costs and expenses. For more information regarding the acquisition of Slack, see Note 6 “Business Combinations.”

In contemplation of the Slack acquisition, the Company had previously obtained contingent financing commitments from certain financial institutions for a $4.0 billion 364-day senior unsecured bridge loan facility and a $3.0 billion three-year senior unsecured term loan agreement. The Company terminated these borrowing facilities upon the issuance of the July 2021 Notes.
Slack Convertible Notes
In connection with the July 2021 acquisition of Slack, the Company assumed $863 million aggregate principal amount of 0.50 percent Convertible Senior Notes due 2025 (the “Slack Convertible Notes”) with a fair value of $1.3 billion as of the acquisition date. Under the indenture governing the Slack Convertible Notes (the “Indenture”), the Slack Convertible Notes bear semi-annual interest payments at 0.50 percent. The Slack Convertibles Notes mature on April 15, 2025, unless earlier converted or redeemed. The Slack Convertible Notes are convertible into merger consideration and may be settled in cash or a combination of both cash and shares based on a conversion ratio of 32.2630 units of merger consideration per note. On the date of the acquisition, the Company notified noteholders of their right to convert their notes under the terms of the Indenture, which provided for a conversion premium for notes converted by August 18, 2021. The notice specified that notes converted by August 18, 2021 would be settled entirely in cash.
Through the date of filing, the Company has received conversion notices for $852 million of the $863 million aggregate principal balance of the Slack Convertible Notes, which the Company expects to settle in cash in the fiscal quarter ended October 31, 2021. There was no material change to the fair value of the Slack Convertible Notes between the Slack acquisition date and July 31, 2021.
Slack Capped Calls
In connection with the acquisition of Slack, the Company additionally assumed certain capped call contracts which Slack negotiated with multiple financial institutions as counterparties. The capped calls were intended to reduce or offset the potential dilution or negative cash outflows in the event of conversion of the Slack Convertible Notes. The Company agreed with the counterparties on settlement terms for these contracts, and the capped calls were settled in full in July 2021, which resulted in the Company’s receipt of aggregate cash proceeds of $168 million.
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
There were no outstanding borrowings under the Credit Facility as of July 31, 2021. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statements of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions), which is included within other expense in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Contractual interest expense	$34	$24	$59	$48
Amortization of discounts and debt issuance costs	6	1	14	2
	$40	$25	$73	$50
9. Stockholders’ Equity
The fair value of the Company’s stock options and ESPP shares are estimated on date of grant and the first day of the ESPP purchase period, respectively, using the Black-Scholes option pricing model. The weighted-average fair value per share for stock options grants, excluding assumed awards, was $60.30 and $57.99 in the three and six months ended July 31, 2021, respectively, compared to $48.50 and $40.06 in the three and six months ended July 31, 2020, respectively.
ESPP assumptions and the related fair value per share table are disclosed in the three month periods in which ESPP purchases occur. The Company’s ESPP allows for two purchases each fiscal year, during the second and fourth quarters. The estimated term of the ESPP is based on the two purchase periods within each offering period. The weighted-average fair value per share for ESPP shares was $66.37 and $53.64 in the three months ended July 31, 2021 and 2020, respectively.

Stock option activity, excluding the ESPP, for the six months ended July 31, 2021 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2021	23	$120.61
Options granted under all plans	7	196.68
Exercised	(3)	93.38
Plan shares expired or canceled	(1)	154.24
Balance as of July 31, 2021	26	$143.29	$2,586
Vested or expected to vest	24	$139.92	$2,472
Exercisable as of July 31, 2021	11	$99.98	$1,599
The following table summarizes information about stock options outstanding as of July 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.71 to $59.34	4	3.4	$38.55	3	$37.85
$59.64 to $118.04	5	2.9	96.87	4	94.62
$122.03 to $148.95	2	5.4	139.85	1	136.97
$154.14	5	5.6	154.14	1	154.14
$155.20 to $207.53	4	4.6	161.24	2	161.28
$215.17 to $258.04	6	6.6	220.16	0	0.00
	26	4.9	$143.29	11	$99.98
Restricted stock activity for the six months ended July 31, 2021 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2021	25	$155.50
Granted - restricted stock units and awards	16	228.60
Granted - performance-based stock units	1	196.24
Canceled	(2)	164.98
Vested and converted to shares	(7)	147.56
Balance as of July 31, 2021	33	$192.68	$7,932
Expected to vest	29		$6,899
The aggregate expected stock-based expense remaining to be recognized as of July 31, 2021 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2022	$1,621
Fiscal 2023	2,465
Fiscal 2024	1,609
Fiscal 2025	896
Thereafter	115
Total stock-based expense	$6,706

The aggregate expected stock-based expense remaining to be recognized reflects only outstanding stock awards as of July 31, 2021 and assumes no forfeiture activity. The aggregate expected stock-based expense remaining will be recognized over a weighted-average period of approximately two years.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2021, the Company reported a tax provision of $426 million on a pretax income of $1.4 billion, which resulted in an effective tax rate of 30 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent, offset by excess tax benefits from stock-based compensation.
For the six months ended July 31, 2020, the Company reported a tax benefit of $1.8 billion on a pretax income of $886 million, which resulted in a negative effective tax rate of 207 percent. The Company's effective tax rate differs from the U.S. statutory rate of 21 percent was primarily due to a one-time discrete tax benefit of $2.0 billion recorded in the three months ended July 31, 2020. The Company changed its international corporate structure, which included the consolidation of certain intangible property in Ireland resulting in a net tax benefit related to foreign deferred tax assets. The Company believes that it is more likely than not the deferred tax assets will be realized in Ireland.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net income	$535	$2,625	$1,004	$2,724
Denominator:
Weighted-average shares outstanding for basic earnings per share	933	904	927	901
Effect of dilutive securities:
Employee stock awards	17	18	18	18
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	950	922	945	919
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Employee stock awards	7	12	6	11
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
In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s reputation and future operating results.
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
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau and two of its now former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York (the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017. In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose, among other things, that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two more of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019. On January 15, 2020, the Court granted the lead plaintiff’s motion for class certification. The parties have completed fact and expert discovery. On October 1, 2020, the Court entered an order staying the deadline for summary judgment motions to allow the parties to complete additional discovery. On March 10, 2021, the parties reached an agreement in principle to settle the litigation in its entirety, which was memorialized in a formal settlement agreement dated April 16, 2021. On April 16, 2021, the lead plaintiff submitted a motion for preliminary approval of settlement, which was granted on May 7, 2021. On August 10, 2021, the lead plaintiff submitted a motion for final approval of the settlement, as well as a motion for an award of attorneys’ fees and expenses. The Court has set a final settlement approval hearing for September 14, 2021.
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco (the “San Francisco Action”) before refiling in the County of San Mateo. The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021, and a decision is pending. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. The plaintiff in the San Francisco Action has sought dismissal of that action after joining the State Court Action. The dismissal is pending. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of Slack’s officers and certain of Slack’s current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. The complaint alleges breaches of fiduciary duty in connection with Slack’s Registration Statement, and seeks the award of unspecified damages to Slack, and certain reforms to Slack’s governance policies. Slack moved to dismiss the case in September 2020. At approximately the same time, the plaintiffs in the lawsuit, pursuant to Delaware General Corporation Law Section 220, sought to intervene and stay the case. On that basis, the plaintiffs in the purported derivative lawsuit elected not to file an opposition to the motion to dismiss. In December 2020, the parties stipulated to stay the case in light of the proposed mergers, which the court granted. The court also denied all pending motions in the case without prejudice, noting that the parties may renew the motions upon a lift of the stay. In August 2021, defendants proposed that plaintiffs dismiss the derivative lawsuit in light of the closing of the mergers.
13. Related-Party Transactions
Salesforce Foundation
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

Slack Pledge Agreement
As part of Slack's "Slack for Good" initiative, Slack reserved 1.2 million shares of its common stock for potential future sales to fund and support Slack's social impact initiatives (the "Shares"). Concurrent with the closing of the Company’s July 2021 acquisition of Slack, Slack entered into a pledge agreement with the Foundation under which Slack donated the cash value of the Shares to the Foundation, or approximately $54 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects and the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain security levels and service performance meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau Software, Inc. and Slack Technologies, Inc., and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, including our July 2021 acquisition of Slack Technologies, Inc., and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or work-from-home policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic and market conditions; the impact of geopolitical events; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; our ability to comply with our debt covenants and lease obligations; and the impact of climate change, natural disasters and actual or threatened public health emergencies, including the ongoing COVID-19 pandemic. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our long term revenue growth and profitability, depends on certain developments, including the duration of the pandemic and any resurgences (such as the recent delta variant surge throughout the world), the severity of the disease, responsive actions taken by public health officials or by us, the development, distribution and public acceptance of treatments and vaccines, the impacts on our customers and our sales cycles, our ability to generate new business leads, the impacts on our customers, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted with any degree of certainty. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Due to our primarily subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity, our results of operations and overall financial performance may be harmed. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
See Part II, Item 1A. “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Highlights from the Second Quarter of Fiscal Year 2022
•Revenue: For the six months ended July 31, 2021, revenue was $12.3 billion, an increase of 23 percent year-over-year.
•Earnings per Share: For the six months ended July 31, 2021, diluted earnings per share was $1.06 as compared to earnings per share of $2.96 from a year ago. Our fiscal 2021 results included a $2.0 billion one-time discrete tax benefit.
•Cash: Cash provided by operations for the six months ended July 31, 2021 was $3.6 billion, an increase of 58 percent year-over-year. Total cash, cash equivalents and marketable securities as of July 31, 2021 was $9.7 billion.
•Remaining Performance Obligation: Remaining performance obligation as of July 31, 2021 was approximately $36.2 billion, which includes approximately $800 million of remaining performance obligation related to the Slack acquisition, an increase of 18 percent year-over-year. Current remaining performance obligation as of July 31, 2021 was approximately $18.7 billion, an increase of 23 percent year-over-year.
•Acquisition: During the second quarter of fiscal 2022, we completed the acquisition of Slack Technologies, Inc. (“Slack”), a leading channel-based messaging platform, for approximately $27.1 billion, including $15.8 billion in cash and 46 million shares of Salesforce common stock. Under the terms of the agreement, we also assumed the outstanding equity awards held by Slack employees and Slack’s outstanding convertible notes obligation.
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
We plan to continue to reinvest a significant portion of our income from operations in future periods to grow and innovate our business and service offerings and expand our leadership role in the cloud computing industry. We drive innovation organically and, to a lesser extent, through acquisitions. We regularly evaluate acquisitions and investment opportunities in complementary businesses, joint ventures, services, technologies and intellectual property rights in an effort to expand our service offerings and to nurture the overall ecosystem for our offerings. Past acquisitions have enabled us to deliver innovative solutions in new categories, including analytics and integration. We continue to evaluate investment opportunities and expect to continue to make investments and acquisitions in the future, such as our July 2021 acquisition of Slack. Slack has an integrated value proposition across all of our service offerings and, upon successful product integration, we believe it will further enable companies to grow and succeed in an all-digital, work-from-anywhere era.
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
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations benefited revenues by approximately two percent for the three months ended July 31, 2021. Fluctuations in USD against international currencies did not have a material impact on our remaining performance obligation as of July 31, 2021 compared to what we would have reported as of July 31, 2020 using constant currency rates. We expect exchange rate fluctuations in the future.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the six months ended July 31, 2021.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. With the May 2018 acquisition of MuleSoft, Inc. (“MuleSoft”) and the August 2019 acquisition of Tableau Software, Inc. (“Tableau”), subscription and support revenues also include revenues associated with term-based on-premises software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from distinct software licenses are generally recognized at the point in time when the software is made available to the customer. In cases where we allocate revenue to software support and updates revenue, the allocated revenue is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the six months ended July 31, 2021.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of July 31, 2021, our attrition rate, excluding our Integration service offering, Salesforce.org, Tableau and Slack, was between 8.0 and 8.5 percent. Beginning in fiscal year 2021, our attrition rate includes our Commerce service offering. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. While our attrition rate is difficult to predict, we expect it to remain consistent for the remainder of fiscal 2022 due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time, including, for example, as a result of COVID-19.
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
Q2 FY20
Q2 FY21
Q2 FY22
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

Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$40.0
$30.0
$20.0
$10.0
$0.0
$ (In Billions)
Q2 FY20
Q3 FY20
Q4 FY20
Q1 FY21
Q2 FY21
Q3 FY21
Q4 FY21
Q1 FY22
Q2 FY22 (1)
Current RPO
Noncurrent RPO

(1) Includes approximately $800 million of remaining performance obligation related to the Slack acquisition on July 21, 2021.
Cost of Revenues and Operating Expenses
Cost of Revenues
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data and employee-related costs such as salaries and benefits. Our cost of subscription and support revenues also includes amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts.
Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expense, the cost of subcontractors and certain third-party fees. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal periods. We believe that this investment in professional services facilitates the adoption of our service offerings, helps us to secure larger subscription revenue contracts and supports our customers’ success.
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
Our marketing and sales expenses include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s trade names, customer lists and customer relationships.
General and Administrative
General and administrative expenses consist primarily of salaries and related expenses, including stock-based expense, for finance and accounting, legal, internal audit, human resources and management information systems personnel and professional services fees.

We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, these types of expenses are reflected in each cost of revenue and operating expense category.
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
These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to our financial statements.
Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Subscription and support	$5,914	93%	$4,840	94%	$11,450	93%	$9,415	94%
Professional services and other	426	7	311	6	853	7	601	6
Total revenues	6,340	100	5,151	100	12,303	100	10,016	100
Cost of revenues (1)(2):
Subscription and support	1,146	18	1,013	19	2,268	18	1,979	20
Professional services and other	467	7	298	6	900	7	586	6
Total cost of revenues	1,613	25	1,311	25	3,168	25	2,565	26
Gross profit	4,727	75	3,840	75	9,135	75	7,451	74
Operating expenses (1)(2):
Research and development	1,020	16	898	18	1,971	16	1,757	17
Marketing and sales	2,736	43	2,275	44	5,280	43	4,665	47
General and administrative	639	11	489	10	1,198	10	991	10
Total operating expenses	4,395	70	3,662	72	8,449	69	7,413	74
Income from operations	332	5	178	3	686	6	38	0
Gains on strategic investments, net	526	8	682	13	814	7	874	9
Other expense	(32)	0	(21)	0	(70)	(1)	(26)	0
Income before benefit from (provision for) income taxes	826	13	839	16	1,430	12	886	9
Benefit from (provision for) income taxes (3)	(291)	(5)	1,786	35	(426)	(4)	1,838	18
Net income	$535	8%	$2,625	51%	$1,004	8%	$2,724	27%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Cost of revenues	$184	3%	$166	3%	$352	3%	$325	3%
Marketing and sales	135	2	118	2	255	2	230	2
(2) Amounts related to stock-based expense, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Cost of revenues	$95	1%	$63	1%	$177	1%	$115	1%
Research and development	197	3	184	4	370	3	350	4
Marketing and sales	263	5	253	5	501	5	476	5
General and administrative	85	1	78	1	156	1	141	1
(3) During the three months ended July 31, 2020, the Company recorded approximately $2.0 billion of one-time benefit from a discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property.

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	July 31, 2021	January 31, 2021
Cash, cash equivalents and marketable securities	$9,650	$11,966
Unearned revenue	11,067	12,607
Remaining performance obligation	36.2	36.1
Principal due on our outstanding debt obligations (1)	11,551	2,690
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
In our discussion of changes in our results of operations, we may quantitatively disclose the impact on the revenue from our acquisitions for the one-year period subsequent to the acquisition date on the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from acquisitions are generally not separately identifiable due to the integration of these businesses into our existing operations or are insignificant to our results of operations during the periods presented.
The impact of our July 21, 2021 acquisition of Slack was not material to our results in the three or six months ended July 31, 2021.
Revenues

	Three Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars	Percent
Subscription and support	$5,914	$4,840	$1,074	22%
Professional services and other	426	311	115	37
Total revenues	$6,340	$5,151	$1,189	23%

	Six Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars	Percent
Subscription and support	$11,450	$9,415	$2,035	22%
Professional services and other	853	601	252	42
Total revenues	$12,303	$10,016	$2,287	23%
The increase in subscription and support revenues for the three and six months ended July 31, 2021 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately seven percent and six percent of total subscription and support revenues for the three and six months ended July 31, 2021. Subscription and support revenues accounted for approximately 93 and 94 percent of our total revenues for the three months ended July 31, 2021 and 2020, respectively.
As a result of our business combination activity, we record unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we do not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity. Revenues from our July 21, 2021 acquisition of Slack, net of the fair value adjustment, were inconsequential to our results in the three or six months ended July 31, 2021.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers as well as revenues resulting from the Acumen Solutions, Inc. (“Acumen”) acquisition in February 2021.

Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,
	2021	2020	Variance Percent
Sales	$1,477	$1,279	15%
Service	1,600	1,303	23%
Platform and Other	1,882	1,512	24%
Marketing and Commerce	955	746	28%
Total	$5,914	$4,840

	Six Months Ended July 31,
	2021	2020	Variance Percent
Sales	$2,865	$2,524	14%
Service	3,106	2,555	22%
Platform and Other	3,629	2,876	26%
Marketing and Commerce	1,850	1,460	27%
Total	$11,450	$9,415
Our Industry Offerings revenue is included in either Sales, Service or Platform and Other depending on the primary service offering purchased. Subscription and support revenues from Tableau and Mulesoft combined represented 42 percent and 41 percent of Platform and Other for the three and six months ended July 31, 2021, respectively, and 40 percent and 38 percent of Platform and Other for the three and six months ended July 31, 2020, respectively.
Revenues by Geography

	Three Months Ended July 31,
(in millions)	2021	As a % of Total Revenues	2020	As a % of Total Revenues	Growth rate
Americas	$4,312	68%	$3,596	70%	20%
Europe	1,416	22	1,070	21	32
Asia Pacific	612	10	485	9	26
	$6,340	100%	$5,151	100%	23%

	Six Months Ended July 31,
(in millions)	2021	As a % of Total Revenues	2020	As a % of Total Revenues	Growth rate
Americas	$8,406	68%	$6,966	70%	21%
Europe	2,718	22	2,104	21	29
Asia Pacific	1,179	10	946	9	25
	$12,303	100%	$10,016	100%	23%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Foreign currency fluctuations had a modest impact on revenues outside of the Americas for the three and six months ended July 31, 2021 and 2020.

Cost of Revenues

	Three Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars
Subscription and support	$1,146	$1,013	$133
Professional services and other	467	298	169
Total cost of revenues	$1,613	$1,311	$302
Percent of total revenues	25%	25%

	Six Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars
Subscription and support	$2,268	$1,979	$289
Professional services and other	900	586	314
Total cost of revenues	$3,168	$2,565	$603
Percent of total revenues	25%	26%
For the three months ended July 31, 2021, the increase in cost of revenues was primarily due to an increase of $137 million in employee-related costs, an increase of $32 million in stock-based expense, an increase of $38 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $18 million. For the six months ended July 31, 2021, the increase in cost of revenues was primarily due to an increase of $284 million in employee-related costs, an increase of $62 million in stock-based expense, an increase of $110 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $27 million.
We have increased our headcount by 29 percent since July 31, 2020 to meet the higher demand for services from our customers, and our recent acquisition of Slack also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Our professional services and other gross margin was negative $41 million and negative $47 million during the three and six months ended July 31, 2021, respectively, primarily due to supporting our enterprise customer base. Our professional services and other gross margin was positive $13 million and $15 million during the three and six months ended July 31, 2020, respectively. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings, helps us to secure larger subscription revenue contracts and supports our customers’ success.
Operating Expenses

	Three Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars
Research and development	$1,020	$898	$122
Marketing and sales	2,736	2,275	461
General and administrative	639	489	150
Total operating expenses	$4,395	$3,662	$733
Percent of total revenues	70%	72%

	Six Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars
Research and development	$1,971	$1,757	$214
Marketing and sales	5,280	4,665	615
General and administrative	1,198	991	207
Total operating expenses	$8,449	$7,413	$1,036
Percent of total revenues	69%	74%
For the three months ended July 31, 2021, the increase in research and development expenses was primarily due to an increase of approximately $72 million in employee related costs. Our research and development headcount increased by 17 percent since the three months ended July 31, 2020 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. In addition, our recent acquisition of Slack also contributed to this increase in headcount. For the six months ended July 31, 2021, the increase in research and development expenses was primarily due to an increase of approximately $138 million in employee-related costs and increases in our development and test data center costs. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and to support the integration of acquired technologies.
For the three months ended July 31, 2021, the increase in marketing and sales expenses was primarily due to an increase of $341 million in employee-related costs. Our marketing and sales headcount increased by 20 percent since the three months ended July 31, 2020, primarily due to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. In addition, our recent acquisition of Slack also contributed to this increase in headcount. For the six months ended July 31, 2021, the increase in marketing and sales expenses was primarily due to an increase of $520 million in employee-related costs and amortization of deferred commissions and an increase of $25 million in stock-based expense. We expect that marketing and sales expenses will increase in absolute dollars and will increase as a percentage of revenues in future periods as we continue to hire additional sales personnel. We also expect an increase in marketing and sales expenses due to the gradual increase of travel and related expenses in the second half of fiscal 2022.
For the three and six months ended July 31, 2021, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 19 percent since the three months ended July 31, 2020 as we added personnel to support our growth, and our recent acquisition of Slack also contributed to this increase. During the six months ended July 31, 2021, we also incurred transaction costs associated with our acquisition of Slack of approximately $54 million.
Other Income and Expense

	Three Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars
Gains on strategic investments, net	$526	$682	$(156)
Other expense	(32)	(21)	(11)

	Six Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars
Gains on strategic investments, net	$814	$874	$(60)
Other expense	(70)	(26)	(44)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains during the three months ended July 31, 2021 were primarily driven by unrealized gains on privately held investments of $304 million and a realized gain on the acquisition of one of our privately held equity investments in a stock and cash transaction by a publicly traded company of $155 million. Net gains recognized during the six months ended July 31, 2021 were primarily driven by an unrealized gain on one of our privately held equity investments of $369 million and a realized gain on the acquisition of one of our privately held equity investments in a stock and cash transaction by a publicly traded company of $155 million.
Other expense primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $41 million and $29 million for the three months ended July 31, 2021 and 2020, respectively and $75 million and $58 million for the six months ended July 31, 2021 and 2020, respectively. The increase in interest expense was primarily driven by our issuance of $8.0 billion of Senior Notes in July 2021. Investment income did not materially change during the three months ended July 31, 2021 compared to the same period a year ago and decreased $12 million in the six months ended July 31, 2021 compared to the same period a year ago. The decrease during the six months ended July 31, 2021 due to lower interest rates across our portfolio.
Benefit From (Provision For) Income Taxes

	Three Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars
Benefit from (provision for) income taxes	$(291)	$1,786	$(2,077)
Effective tax rate	35%	(213)%

	Six Months Ended July 31,		Variance
(in millions)	2021	2020	Dollars
Benefit from (provision for) income taxes	$(426)	$1,838	$(2,264)
Effective tax rate	30%	(207)%
We recorded a tax provision of $291 million on a pretax income of $826 million for the three months ended July 31, 2021, and a tax provision of $426 million on pretax income of $1.4 billion for the six months ended July 31, 2021. Our tax provision was related to income taxes in profitable jurisdictions outside the United States after consideration of United States tax credits and excess tax benefits from stock-based compensation. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings or material discrete tax items or a combination of these factors resulting from transactions or events, for example, acquisitions, changes to our operating structure, or COVID-19.
We recognized a tax benefit of $1.8 billion on pretax income of $839 million for the three months ended July 31, 2020, and a tax benefit of $1.8 billion on pretax income of $886 million for the six months ended July 31, 2020. We changed our international corporate structure, which included the consolidation of certain intangible property in Ireland resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. We believe that it is more likely than not the deferred tax assets will be realized in Ireland.
Liquidity and Capital Resources
At July 31, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $9.7 billion and accounts receivable of $4.1 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of July 31, 2021 provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
As of July 31, 2021, our remaining performance obligation was $36.2 billion, which includes approximately $800 million of remaining performance obligation related to the Slack acquisition. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
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

Cash Flows
For the three and six months ended July 31, 2021 and 2020, our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net cash provided by operating activities	$386	$429	$3,614	$2,288
Net cash used in investing activities	(11,054)	(2,593)	(12,101)	(3,030)
Net cash provided by financing activities	8,440	441	8,605	650
Operating Activities
The net cash provided by operating activities during the six months ended July 31, 2021 was primarily related to net income of $1.0 billion, adjusted for non-cash items including $1.4 billion of depreciation and amortization and $1.2 billion of expenses related to stock-based expense. Cash provided by operating activities during the six months ended July 31, 2021 further benefited by the change in accounts receivable, net of $3.8 billion, offset by a change in unearned revenue of $1.9 billion.
The net cash provided by operating activities during the six months ended July 31, 2020 was primarily related to net income of $2.7 billion, adjusted for non-cash items such as $2.0 billion from a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of certain intangible property, $1.3 billion related to depreciation and amortization, $1.1 billion of expenses related to stock-based expense and change in accounts receivable, net of $2.7 billion, offset by change in unearned revenue of $2.0 billion. Cash provided by operating activities during the six months ended July 31, 2020 was negatively impacted by providing temporary financial flexibility to customers most affected by COVID-19, in addition to changes in billing frequency for new business. In addition, our operating cash flows were negatively impacted by a one-time partial minimum commission guarantee as these cash outflows were not offset by corresponding cash inflows from customer receipts.
Investing Activities
The net cash used in investing activities during the six months ended July 31, 2021 was primarily related to cash consideration for the acquisitions of Slack and Acumen, net of cash acquired, of approximately $14.8 billion. In connection with the acquisition of Slack, the cash paid in July 2021 exceeded the final cash purchase price consideration and a refund of approximately $65 million was received in August 2021. Net cash used in investing activities was benefited by sales and maturities of marketable securities of $4.7 billion and net inflows of $683 million from strategic investment activity, offset by purchases of marketable securities of $2.3 billion.
The net cash used in investing activities during the six months ended July 31, 2020 was primarily related to cash consideration for the acquisition of Vlocity, net of cash acquired, of approximately $1.2 billion, as well as purchases of marketable securities of $2.5 billion and was partially offset by sales and maturities of marketable securities of $1.1 billion.
Financing Activities
Net cash provided by financing activities during the six months ended July 31, 2021 consisted primarily of $7.9 billion of net proceeds from our July 2021 issuance of Senior Notes, as well as $600 million from proceeds from equity plans and $168 million in proceeds from capped call contracts assumed in the Slack acquisition.
Net cash provided by financing activities during the six months ended July 31, 2020 consisted primarily of $724 million from proceeds from equity plans.

Debt
As of July 31, 2021, the carrying value of our outstanding Senior Notes, which matures between 2023 and 2061 was $10.4 billion. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in 2023 with a total carrying value of $188 million. Upon the closing of the Slack acquisition in July 2021, we also assumed a $1.3 billion liability for Slack's outstanding convertible notes (the “Slack Convertible Notes”). We expect substantially all of the Slack Convertible Notes to be converted and settled in cash in the fiscal quarter ending October 31, 2021. We were in compliance with all debt covenants as of July 31, 2021.
In December 2020, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of July 31, 2021. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of July 31, 2021, the future non-cancelable minimum payments under these commitments were approximately $4.1 billion. As of July 31, 2021, we have additional operating leases that have not yet commenced totaling $1.5 billion. Additionally, we have significant contractual commitments with infrastructure service providers.
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
To identify ESG topics for disclosure, we performed an internal ESG materiality assessment in fiscal 2020, which assessed both the impact on our business and the importance to our stakeholders. We also identify relevant topics for disclosure by considering the recommendations of third-party ESG reporting foundations and frameworks, such as the Value Reporting Foundation and the Task Force on Climate-Related Financial Disclosures (“TCFD”). More information on our key ESG programs, goals and commitments, and key metrics can be found on our website, in our Form 10-K filed with the SEC on March 17, 2021 or on our annual Stakeholder Impact Report website, https://stakeholderimpactreport.salesforce.com. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
In July 2021, we released our inaugural Sustainability Bond Framework (the “Framework") which can be found at https://investor.salesforce.com/sustainablebondframework. In July 2021, we issued $1.0 billion of 2028 Senior Sustainability Notes, which will be allocated based on certain criteria described in the Framework. We intend to report on our allocations on an annual basis.
While we believe that our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. The amount of revenue that was reported in USD for foreign subsidiaries that transact in international currencies during the three months ended July 31, 2021 benefited by approximately two percent compared to the three months ended July 31, 2020. In addition, fluctuations in USD against international currencies did not have a material impact on our remaining performance obligation as of July 31, 2021 compared to what we would have reported as of July 31, 2020 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $9.7 billion as of July 31, 2021. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at July 31, 2021 could result in a $51 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities.

At January 31, 2021, we had cash, cash equivalents and marketable securities totaling $12.0 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $63 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of July 31, 2021	Interest Terms	Contractual interest rate
2023 Senior Notes	April 2023	$1,000	Fixed	3.25%
Loan assumed on 50 Fremont	June 2023	188	Fixed	3.75%
2024 Senior Notes	July 2024	1,000	Fixed	0.625%
Slack Convertible Notes	April 2025	863	Fixed	0.50%
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50%
2031 Senior Notes	July 2031	1,500	Fixed	1.95%
2041 Senior Notes	July 2041	1,250	Fixed	2.70%
2051 Senior Notes	July 2051	2,000	Fixed	2.90%
2061 Senior Notes	July 2061	1,250	Fixed	3.05%
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. Our Credit Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of July 31, 2021, there was no outstanding borrowing amount under the Credit Facility.
We assumed the Slack Convertible Notes in connection with the July 2021 acquisition of Slack. The fair market value of the Slack Convertible Notes fluctuates with the market price of our common stock. See Note 8 “Debt” to the condensed consolidated financial statements in Item 1 of Part I for more information.
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
We have a strategic investment portfolio that includes strategic investments in privately held and publicly traded companies, which range from early-stage companies to more mature companies both domestically and internationally, including in emerging markets. We primarily invest in enterprise cloud companies, technology startups and system integrators. These companies in many aspects are digitally transforming their respective industries and helping us expand our ecosystem and support other corporate initiatives. As these industries continue to mature and technologies change, our investment strategy and corresponding investment opportunities have expanded to include investments in late stage companies and companies concurrently with their initial public offerings, both of which typically result in larger individual capital investments. We made several of these investments in the past eighteen months. We plan to continue these types of strategic investments, including in companies representing targeted geographies, targeted business and technological initiatives, as opportunities arise that we find attractive. Our strategy includes using proceeds from realized gains recognized on the sales of our existing strategic investments to, in part, fund these new strategic investments.
As of July 31, 2021, our portfolio consisted of investments in over 300 companies, with capital investments ranging from less than $0.3 million to approximately $325 million, and 15 investments with carrying values individually equal to or in excess of approximately $50 million. As of July 31, 2021, we held one publicly traded investment with a carrying value that was greater than 10 percent of our strategic investment portfolio and one privately held investment with a carrying value that was individually greater than 15 percent of our strategic investment portfolio.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of July 31, 2021 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of July 31, 2021
Publicly held equity securities	$444	$580	$(13)	$1,011
Privately held equity securities	2,145	1,069	(195)	3,019
Total equity securities	$2,589	$1,649	$(208)	$4,030
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
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of 10 percent in enterprise value of our publicly traded and significant privately held equity securities held as of July 31, 2021, which represents 56 percent of the strategic investment portfolio, could result in a $199 million reduction in the value of our strategic investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. For example, one of our publicly traded investments, which individually had a carrying value of approximately 13 percent of our total strategic investment portfolio, is subject to a lock-up agreement until September 2021 for the investment made concurrent with their IPO. A portion of our holdings was released from the lock-up agreement early as certain criteria were met and a portion of the lock-up expired. Another of our publicly traded investments, which individually represents approximately one percent of our total strategic investments portfolio is under a lock-up agreement until August 2021. Additionally, three other of our publicly traded investments, together representing approximately seven percent of our total strategic investment portfolio, are subject to lock-up agreements until the fourth quarter of fiscal 2022. For two of the three investments, a portion of the investment held may be released from lock-up early if certain stock performance criteria are met.
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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
For more information regarding legal proceedings, such as the Tableau and Slack shareholder derivative actions, see Note 12 “Legal Proceedings and Claims” to the condensed consolidated financial statements in Item 1 of Part I.
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
•Failure to realize the anticipated benefits of the acquisition of Slack Technologies, Inc. (“Slack”).
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
Strategic and Industry Risks
•An inability to compete effectively in the intensely competitive markets in which we participate.

•A failure by us to expand our services and to develop and integrate our existing services in order to keep pace with technological developments.
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
•Social and ethical issues, including the use or capabilities of AI in our offerings.
Legal and Regulatory Risks
•Privacy concerns and laws as well as evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations.
•Evolving industry-specific regulation and other requirements and standards and unfavorable industry-specific laws, regulations, interpretive positions or standards.
•Lawsuits against us by third parties for various claims, including alleged infringement of proprietary rights.
•Any failure to obtain registration or protection of our intellectual property rights.
•Lawsuits that have been and may be filed against us and Slack in connection with the mergers.
•Risks related to government contracts and related procurement regulations.
•Governmental sanctions and export and import controls that could impair our ability to compete in international markets and may subject us to liability.
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
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. In addition, the ongoing COVID-19 pandemic has disrupted and continues to disrupt the supply chain of hardware, such as integrated circuits, needed to maintain these third-party systems or to run our business, which affects our and our suppliers’ operations. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
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
•brand or reputational harm associated with our strategic investments or acquired companies;
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
•differences between our values and those of our acquired companies, as well as disruptions to our workplace culture;
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
In addition, we are devoting significant attention and resources to successfully align the business practices and operations of Salesforce and Slack. This process may disrupt the businesses and, if ineffective, could limit the anticipated benefits of the acquisition.
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
We regularly upgrade or replace our various software systems and processes. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted. For example, our efforts to further automate our processes for customer contracts may be complicated by unanticipated operating difficulties.

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
The Internet’s infrastructure comprises many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (“ICANN”) and the Internet Assigned Numbers Authority, now under the stewardship of ICANN.
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
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s exit from the EU (“Brexit”) on January 31, 2020 and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the United Kingdom, EU and other locations;
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
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We are also committed to building a diverse workforce. We have experienced, and continue to experience, significant competition in talent recruitment and retention, and may not in the future be successful in our talent recruitment and retention or achieving the diversity goals we have set publicly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. These difficulties may potentially be further amplified by the high cost of living in the San Francisco Bay Area, where our headquarters are located. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
Strategic and Industry Risks
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.
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
Our current competitors include:
•internally developed enterprise applications (by our current and potential customers’ IT departments);
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
•productivity tool and email providers, unified communications providers and consumer application companies that have entered the business software market; and
•traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services.
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
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our current service offerings may not succeed and may reduce our revenue growth rate. In addition, the markets for certain of our offerings, including Work.com, Customer 360 Truth and other offerings, remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. In addition, we may be required to continuously enhance our artificial intelligence offerings so that quality recommendations can be provided to our customers. Further, the introduction of significant platform changes and upgrades, such as our introduction of Hyperforce in fiscal 2021, may not succeed and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.
In July 2021, we completed our acquisition of Slack, our largest acquisition to date. Slack is a relatively new category of business technology in a rapidly evolving market for software, programs and tools used by knowledge workers that is subject to rapidly changing technology, shifting user and customer needs, new and established market entrants, and frequent introductions of new products and services. The success of Slack as a service offering will depend on adding new users and organizations, converting users of the free version into paid customers, expanding usage within current customers, and selling premium subscription plans. Our ability to attract new users and organizations and increase revenue from existing paid customers will depend in large part on our ability to continually enhance and improve the features, integrations and capabilities that Slack offers, and to effectively introduce compelling new features, integrations and capabilities that reflect or anticipate the changing nature of the market in order to maintain and improve the quality and value of Slack.
If we are unable to develop enhancements to, and new features for, our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, app development platform and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely.
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
As the enterprise cloud computing ecosystem has matured, the opportunities in which we can invest have expanded to include investments in companies in connection with or as part of such company’s initial public offering or other transaction directly or indirectly resulting in it being publicly traded, in addition to our investments in early-to-late-stage private companies. Therefore, our investment strategy and portfolio have also expanded to include public companies. In certain cases, our ability to sell these investments may be constrained by contractual obligations to hold the securities for a period of time after a public offering, including market standoff agreements and lock-up agreements.
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
Social and ethical issues, including the use or capabilities of AI in our offerings, may result in reputational harm and liability.
Positions we take (or choose not to take) on social and ethical issues may be unpopular with some of our employees or with our customers or potential customers, which has in the past impacted and may in the future impact our ability to attract or retain customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these positions. Further, actions taken by our customers and employees, including through the use or misuse of our products or new technologies for sharing information (such as Slack), may result in reputational harm or possible liability. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that such claims lack merit, such claims could cause reputational harm to our brand or result in liability.
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
Legal and Regulatory Risks
Privacy concerns and laws as well as evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) that took effect in 2018, impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in 2020, the California Privacy Rights Act, which will amend the CCPA in January 2023, the Virginia Consumer Data Protection Act, which also goes into effect in January 2023, and the Colorado Privacy Act, which goes into effect in July 2023, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
Although we monitor the regulatory environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. In addition, the CJEU commented that companies relying on another such mechanism, the European Commission’s Standard Contractual Clauses, should assess on a case-by-case basis whether the law of the country of destination ensures adequate protection of personal data transferred under EU law, by providing, where necessary, additional safeguards to those offered by those clauses. Salesforce relies upon Binding Corporate Rules, a third mechanism, which provides additional safeguards with respect to government requests for EU personal data, as well as the European Commission’s Standard Contractual Clauses to transfer EU personal data internationally. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. Based on recommendations recently issued by the European Data Protection Board (“EDPB”), a body of privacy regulators from across the EU charged with ensuring consistent application of GDPR, current indications are that, absent agreement on a new bilateral cross-border transfer mechanism to replace the EU-US Privacy Shield Framework, regulators may be inclined to interpret the decision as significantly restricting certain cross-border transfers. Certain countries outside of the EEA (e.g., Russia, China and India) have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under CCPA, and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business.
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
Furthermore, the uncertain and shifting regulatory environment and trust climate may raise concerns regarding data privacy and cybersecurity, which may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. In addition, new products we develop or acquire (such as Slack) in connection with changing events may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.
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
Our exposure to risks associated with various claims, including claims related to the use of intellectual property as well as securities and related stockholder derivative claims, may be increased as a result of acquisitions of other companies. For example, we are subject to ongoing securities class action litigation and related stockholder derivative claims brought against Tableau and Slack that remain outstanding, and as to which we may ultimately be subject to liability or settlement costs. Additionally, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to acquired companies or technologies. In addition, third parties have made claims in connection with our acquisitions and may do so in the future, and they may also make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
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
Any failure to obtain registration or protection of our intellectual property rights could impair our ability to protect our proprietary technology and our brand, causing us to incur significant expenses and harm our business.
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
Lawsuits were filed against Slack, Salesforce and the members of the Slack board in connection with the mergers and additional lawsuits may be filed in the future. An adverse ruling in any such lawsuit could result in substantial costs to Salesforce.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.
After the mergers were announced, seven lawsuits were filed by purported Slack stockholders in the United States District Court for the Northern District of California and six lawsuits were filed by purported Slack stockholders in the United States District Court for the Southern District of New York, each in connection with the mergers. The complaints named as defendants Slack, the members of the Slack board, and, with respect to three of the actions, Salesforce, and alleged, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the proposed mergers to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that Slack’s board of directors breached their fiduciary duties in connection with the mergers. On February 22, 2021, Slack filed a Current Report on Form 8-K in which it voluntarily made supplemental disclosures relating to the proposed mergers. By March 5, 2021, all thirteen of the cases had been voluntarily dismissed.
There can be no assurance that any of the defendants will be successful in the outcome of any lawsuits filed in connection with the acquisition of Slack. The defense or settlement of any such lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows.
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
We are subject to governmental sanctions and export and import controls that could impair our ability to compete in international markets and may subject us to liability if we are not in full compliance with applicable laws.
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
We are also subject to tax examinations or engaged in alternative resolutions in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results or financial position.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, may include the Biden Administration’s proposed increases to the U.S. corporate income tax rate, minimum tax on book income, and increased taxation of international business operations, as well as the Organization for Economic Co-operation and Development’s, the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to the economic impact of COVID-19 may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
We are exposed to fluctuations in currency exchange rates that have in the past and could in the future negatively impact our financial results and cash flows from changes in the value of the U.S. Dollar versus local currencies and the Euro versus the British Pound Sterling.
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets, including in emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar and Brazilian Real against the U.S. Dollar as well as the Euro against the British Pound Sterling. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Furthermore, fluctuations in foreign currency exchange rates can affect our ability to accurately predict our future results and earnings. Additionally, global events as well as geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused and may in the future cause global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of July 31, 2021, we had a substantial level of outstanding debt, including our Senior Notes and the loan we assumed when we purchased 50 Fremont. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. There were no outstanding borrowings under the Credit Facility as of July 31, 2021. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
In addition to the outstanding and potential debt obligations above, we have also recorded substantial liabilities associated with noncancellable future payments on our long-term lease agreements. We also have significant other contractual commitments, such as commitments with infrastructure service providers, which are not reflected on our condensed consolidated balance sheets.
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
The indenture governing our Senior Notes and the Revolving Loan Credit Agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
Lease accounting guidance requires that we record a liability for operating lease activity on our condensed consolidated balance sheet, which increases both our assets and liabilities and therefore may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all. Our lease terms may include options to extend or terminate the lease. Periods beyond the noncancellable term of the lease are included in the measurement of the lease liability and associated asset only when it is reasonably certain that we will exercise the associated extension option or waive the termination option. We reassess the lease term if and when a significant event or change in circumstances occurs within our control. The potential impact of these options to extend could be material to our financial position and financial results.
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
In addition, as we work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the Value Reporting Foundation and our own ESG materiality assessment, we have expanded and, in the future, may continue to expand our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.
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

In addition, if the market for technology stocks or the greater securities market, including debt offerings, in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, such as the securities litigation against Tableau and Slack that were brought before we acquired such companies. Such litigation, whether against Salesforce or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.
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
Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control, and COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world, which could impact the operations of our business infrastructure and service providers in such parts of the world and delay our business processes, product development and foreign investments. Authorities throughout the world have implemented numerous preventative measures to contain or mitigate further spread of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders. These public health measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations and cash flows. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	3/12/2021
4.1	Second Supplemental Indenture, dated July 12, 2021, between salesforce.com, inc. and U.S. Bank National Association, as trustee (including Forms of the 2024, 2031, 2041, 2051, 2061 and Sustainability Notes)		8-K	001-32224	4.2	7/12/2021
4.2	Second Supplemental Indenture, dated July 21, 2021, among Slack Technologies, Inc., salesforce.com, inc., Skyline Strategies II LLC and U.S. Bank National Association, as trustee		8-K	001-32224	4.3	7/21/2021
10.1*	salesforce.com, inc. Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/14/2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 27, 2021
salesforce.com, inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: August 27, 2021
salesforce.com, inc.

	By:	/s/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)