Form 10-Q
period 2021-10-31
SALESFORCE.COM, INC.
filed 2021-12-02
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2021
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 30, 2021, there were approximately 985 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)

	October 31, 2021	January 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,753	$6,195
Marketable securities	4,638	5,771
Accounts receivable, net	4,019	7,786
Costs capitalized to obtain revenue contracts, net	1,242	1,146
Prepaid expenses and other current assets	1,305	991
Total current assets	15,957	21,889
Property and equipment, net	2,768	2,459
Operating lease right-of-use assets, net	2,909	3,204
Noncurrent costs capitalized to obtain revenue contracts, net	1,850	1,715
Strategic investments	4,004	3,909
Goodwill	47,951	26,318
Intangible assets acquired through business combinations, net	9,472	4,114
Deferred tax assets and other assets, net	2,525	2,693
Total assets	$87,436	$66,301
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$4,231	$4,355
Operating lease liabilities, current	688	766
Unearned revenue	10,116	12,607
Total current liabilities	15,035	17,728
Noncurrent debt	10,591	2,673
Noncurrent operating lease liabilities	2,722	2,842
Other noncurrent liabilities	2,034	1,565
Total liabilities	30,382	24,808
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	49,770	35,601
Accumulated other comprehensive loss	(122)	(42)
Retained earnings	7,405	5,933
Total stockholders’ equity	57,054	41,493
Total liabilities and stockholders’ equity	$87,436	$66,301

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenues:
Subscription and support	$6,379	$5,085	$17,829	$14,500
Professional services and other	484	334	1,337	935
Total revenues	6,863	5,419	19,166	15,435
Cost of revenues (1)(2):
Subscription and support	1,335	1,060	3,603	3,039
Professional services and other	509	334	1,409	920
Total cost of revenues	1,844	1,394	5,012	3,959
Gross profit	5,019	4,025	14,154	11,476
Operating expenses (1)(2):
Research and development	1,203	902	3,174	2,659
Marketing and sales	3,111	2,377	8,391	7,042
General and administrative	667	522	1,865	1,513
Total operating expenses	4,981	3,801	13,430	11,214
Income from operations	38	224	724	262
Gains on strategic investments, net	363	1,036	1,177	1,910
Other expense	(102)	(10)	(172)	(36)
Income before benefit from (provision for) income taxes	299	1,250	1,729	2,136
Benefit from (provision for) income taxes (3)	169	(169)	(257)	1,669
Net income	$468	$1,081	$1,472	$3,805
Basic net income per share	$0.48	$1.19	$1.56	$4.20
Diluted net income per share	$0.47	$1.15	$1.53	$4.11
Shares used in computing basic net income per share	980	911	945	905
Shares used in computing diluted net income per share	1,001	939	964	926
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenues	$272	$169	$624	$494
Marketing and sales	236	114	491	344
(2) Amounts include stock-based expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenues	$103	$65	$280	$180
Research and development	276	181	646	531
Marketing and sales	316	242	817	718
General and administrative	117	78	273	219

(3) During the second quarter of fiscal 2021, the Company recorded approximately $2.0 billion of a one-time benefit from a discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property.

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net income	$468	$1,081	$1,472	$3,805
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other losses	(17)	(6)	(42)	(1)
Unrealized gains (losses) on marketable securities and privately held debt securities	(26)	(11)	(47)	13
Other comprehensive income (loss), before tax	(43)	(17)	(89)	12
Tax effect	5	1	9	(3)
Other comprehensive income (loss), net	(38)	(16)	(80)	9
Comprehensive income	$430	$1,065	$1,392	$3,814

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine months ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2021	919	$1	$35,601	$(42)	$5,933	$41,493
Common stock issued	6	0	67	0	0	67
Stock-based expense	0	0	564	0	0	564
Other comprehensive loss, net of tax	0	0	0	(26)	0	(26)
Net income	0	0	0	0	469	469
Balance at April 30, 2021	925	1	36,232	(68)	6,402	42,567
Common stock issued	7	0	525	0	0	525
Shares issued related to the acquisition of Slack	46	0	11,269	0	0	11,269
Stock-based expense	0	0	640	0	0	640
Other comprehensive loss, net of tax	0	0	0	(16)	0	(16)
Net income	0	0	0	0	535	535
Balance at July 31, 2021	978	1	48,666	(84)	6,937	55,520
Common stock issued	6	0	292	0	0	292
Stock-based expense	0	0	812	0	0	812
Other comprehensive loss, net of tax	0	0	0	(38)	0	(38)
Net income	0	0	0	0	468	468
Balance at October 31, 2021	984	$1	$49,770	$(122)	$7,405	$57,054

	Three and Nine months ended October 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	893	$1	$32,116	$(93)	$1,861	$33,885
Common stock issued	6	0	119	0	0	119
Stock-based expense	0	0	504	0	0	504
Other comprehensive loss, net of tax	0	0	0	(42)	0	(42)
Net income	0	0	0	0	99	99
Balance at April 30, 2020	899	1	32,739	(135)	1,960	34,565
Common stock issued	9	0	605	0	0	605
Stock-based expense	0	0	578	0	0	578
Other comprehensive income, net of tax	0	0	0	67	0	67
Net income	0	0	0	0	2,625	2,625
Balance at July 31, 2020	908	1	33,922	(68)	4,585	38,440
Common stock issued	6	0	239	0	0	239
Stock-based expenses	0	0	566	0	0	566
Other comprehensive loss, net of tax	0	0	0	(16)	0	(16)
Net income	0	0	0	0	1,081	1,081
Balance at October 31, 2020	914	$1	$34,727	$(84)	$5,666	$40,310

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Operating activities:
Net income	$468	$1,081	$1,472	$3,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	963	670	2,367	1,977
Amortization of costs capitalized to obtain revenue contracts, net	344	271	992	768
Stock-based expense	812	566	2,016	1,648
Gains on strategic investments, net	(363)	(1,036)	(1,177)	(1,910)
Tax benefit from intra-entity transfer of intangible property	0	0	0	(2,003)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	91	128	3,895	2,873
Costs capitalized to obtain revenue contracts, net	(405)	(493)	(1,223)	(973)
Prepaid expenses and other current assets and other assets	189	80	(1)	(134)
Accounts payable and accrued expenses and other liabilities	(548)	68	(836)	4
Operating lease liabilities	(191)	(204)	(607)	(616)
Unearned revenue	(956)	(792)	(2,880)	(2,812)
Net cash provided by operating activities	404	339	4,018	2,627
Investing activities:
Business combinations, net of cash acquired	(35)	(24)	(14,816)	(1,281)
Purchases of strategic investments	(147)	(368)	(933)	(942)
Sales of strategic investments	695	33	2,164	685
Purchases of marketable securities	(2,193)	(1,453)	(4,509)	(3,968)
Sales of marketable securities	720	662	3,765	1,206
Maturities of marketable securities	150	239	1,802	796
Capital expenditures	(166)	(124)	(550)	(561)
Net cash used in investing activities	(976)	(1,035)	(13,077)	(4,065)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	(6)	0	7,906	0
Repayments of Slack Convertible Notes, net of capped call proceeds (Note 8)	(1,348)	0	(1,180)	0
Proceeds from employee stock plans	430	381	1,030	1,105
Principal payments on financing obligations	(45)	(12)	(118)	(84)
Repayments of debt	(1)	(1)	(3)	(3)
Net cash provided by (used in) financing activities	(970)	368	7,635	1,018
Effect of exchange rate changes	(4)	0	(18)	(1)
Net decrease in cash and cash equivalents	(1,546)	(328)	(1,442)	(421)
Cash and cash equivalents, beginning of period	6,299	4,052	6,195	4,145
Cash and cash equivalents, end of period	$4,753	$3,724	$4,753	$3,724
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$46	$46	$94	$94
Income taxes, net of tax refunds	$68	$56	$151	$180
Non-cash investing and financing activities:
Fair value of equity awards assumed	$0	$0	$205	$6
Fair value of common stock issued as consideration for the acquisition of Slack	$0	$0	$11,064	$0

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of October 31, 2021 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and nine months ended October 31, 2021 and 2020 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2021, and its results of operations, including its comprehensive income, stockholders' equity and its cash flows for the three and nine months ended October 31, 2021 and 2020. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.
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
No single customer accounted for more than five percent of accounts receivable at October 31, 2021 and January 31, 2021. No single customer accounted for five percent or more of total revenue during the nine months ended October 31, 2021 and 2020. As of October 31, 2021 and January 31, 2021, assets located outside the Americas were 11 percent and 15 percent of total assets, respectively. As of October 31, 2021 and January 31, 2021, assets located in the United States were 88 percent and 82 percent of total assets, respectively.
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
As of October 31, 2021, the Company held one privately held investment with a carrying value that was individually greater than 15 percent of its total strategic investments. As of January 31, 2021, the Company held three investments that were individually greater than five percent of its strategic investment portfolio, of which two were publicly traded and one was privately held.
Revenue Recognition
The Company derives its revenues from two sources: subscription and support revenues, and professional services and other revenues. Subscription and support revenues include subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term and perpetual licenses, and support revenue from the sales of support and updates beyond the basic subscription fees or related to the sales of software licenses. Professional services and other revenues include professional and advisory services for process mapping, project management and implementation services, and training services.
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
Cloud Services allow customers to use the Company's multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Substantially all of the Company’s subscription service arrangements are non-cancelable and do not contain refund-type provisions.
Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term and perpetual software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from software support and updates is recognized as the support and updates are provided, which is generally ratably over the contract term.
The Company typically invoices its customers annually and its payment terms provide that customers pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control to customers has occurred.
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
Significant Judgments - Contracts with Multiple Performance Obligations
The Company enters into contracts with its customers that may include promises to transfer multiple performance obligations such as Cloud Services, software licenses, support and updates, and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are concluded to be distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
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
The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, the Company's go-to-market strategy, historical and current sales and contract prices. In instances where the Company does not sell or price a product or service separately, the Company determines SSP using information that may include market conditions or other observable inputs. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.

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
During the nine months ended October 31, 2021, the Company capitalized $1.2 billion of costs to obtain revenue contracts and amortized $992 million to marketing and sales expense. During the nine months ended October 31, 2020, the Company capitalized $973 million of costs to obtain revenue contracts and amortized $768 million to marketing and sales expense. Costs capitalized to obtain a revenue contract, net, on the Company's condensed consolidated balance sheets totaled $3.1 billion as of October 31, 2021 and $2.9 billion as of January 31, 2021. There were no impairments of costs to obtain revenue contracts for the three and nine months ended October 31, 2021 and 2020.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated primarily with intercompany receivables and payables. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real, and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of October 31, 2021 and January 31, 2021 was $5.2 billion and $5.3 billion, respectively.
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
There were no material impairments of intangible assets, long-lived assets or goodwill during the three and nine months ended October 31, 2021 and 2020.

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
New Accounting Pronouncement Adopted in Fiscal 2022
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. ASU 2019-12 was adopted in the first quarter of fiscal 2022. The prospective adoption of ASU 2019-12 was not material.
New Accounting Pronouncements Pending Adoption
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. Currently, the Company recognizes contract assets and contract liabilities at the acquisition date based on fair value estimates, which historically has resulted in a reduction to unearned revenue on the balance sheet, and therefore, a reduction to revenues that would have otherwise been recorded as an independent entity. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company expects to adopt ASU 2021-08 in the first quarter of fiscal 2023. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements.
Reclassifications
Certain reclassifications to fiscal 2021 amounts were made to conform to the current period presentation in the Disaggregation of Revenue disclosure included in Note 2 “Revenues”. Disaggregation of revenues now includes Data, a new revenue disaggregation beginning in the third quarter of fiscal 2022. Prior period revenues attributed to Analytics, which includes Tableau and Integrations, which includes Mulesoft, were reclassified from Platform and Other to Data. This reclassification did not affect total revenues.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Sales	$1,538	$1,311	$4,403	$3,835
Service	1,658	1,376	4,764	3,931
Platform and Other (1)	1,277	844	3,159	2,439
Marketing and Commerce	1,006	804	2,856	2,264
Data	900	750	2,647	2,031
	$6,379	$5,085	$17,829	$14,500
(1) Slack revenues are included in Platform and Other
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Americas	$4,638	$3,758	$13,044	$10,724
Europe	1,581	1,149	4,299	3,253
Asia Pacific	644	512	1,823	1,458
	$6,863	$5,419	$19,166	$15,435
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 94 percent during the three and nine months ended October 31, 2021 and 96 percent during the three and nine months ended October 31, 2020. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2021 and 2020.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $744 million as of October 31, 2021 as compared to $477 million as of January 31, 2021, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets. Impairments of contract assets were immaterial during the three and nine months ended October 31, 2021 and 2020.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Unearned revenue, beginning of period	$11,067	$8,711	$12,607	$10,662
Billings and other (1)	5,810	4,561	16,019	12,498
Contribution from contract asset	97	66	267	125
Revenue recognized over time	(6,511)	(5,103)	(18,070)	(14,594)
Revenue recognized at a point in time	(352)	(316)	(1,096)	(841)
Unearned revenue from business combinations	5	4	389	73
Unearned revenue, end of period	$10,116	$7,923	$10,116	$7,923
(1) Other includes, for example, the impact of foreign currency translation.
The majority of revenue recognized for these services is from the beginning of period unearned revenue balance.
Revenue recognized over time primarily includes Cloud Services revenue which is generally recognized over time, professional services revenue which is generally recognized ratably or as delivered, training revenue that is primarily recognized as delivered and software support and updates revenue which is generally recognized ratably.
Revenue recognized at a point in time substantially consists of on-premises software licenses.
Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on SSP. Remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, the timing of software license deliveries, average contract terms and foreign currency exchange rates. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Unbilled portions of the remaining performance obligation are subject to future economic risks, including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligations from professional services contracts that are billed and recognized on a time-and-materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2021 (1)	$18.8	$17.5	$36.3
As of January 31, 2021	$18.0	$18.1	$36.1
(1) Includes approximately $900 million of remaining performance obligation related to the Slack acquisition.

3. Investments
Marketable Securities
At October 31, 2021, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,881	$5	$(15)	$2,871
U.S. treasury securities	212	0	(1)	211
Mortgage-backed obligations	258	1	(2)	257
Asset-backed securities	931	1	(2)	930
Municipal securities	138	1	0	139
Commercial paper	40	0	0	40
Covered bonds	181	0	(2)	179
Other	11	0	0	11
Total marketable securities	$4,652	$8	$(22)	$4,638
At January 31, 2021, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,321	$20	$0	$3,341
U.S. treasury securities	205	1	0	206
Mortgage-backed obligations	382	5	0	387
Asset-backed securities	1,096	6	(1)	1,101
Municipal securities	242	2	0	244
Covered bonds	328	0	0	328
Other	164	0	0	164
Total marketable securities	$5,738	$34	$(1)	$5,771
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	October 31, 2021	January 31, 2021
Due within 1 year	$1,742	$2,525
Due in 1 year through 5 years	2,884	3,236
Due in 5 years through 10 years	12	10
	$4,638	$5,771
Strategic Investments
Strategic investments by form and measurement category as of October 31, 2021 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$603	$3,195	$123	$3,921
Debt securities and other investments	0	0	83	83
Balance as of October 31, 2021	$603	$3,195	$206	$4,004

Strategic investments by form and measurement category as of January 31, 2021 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$2,068	$1,670	$120	$3,858
Debt securities and other investments	0	0	51	51
Balance as of January 31, 2021	$2,068	$1,670	$171	$3,909
Measurement Alternative Adjustments
The Company recognized $28 million and $6 million of impairments and downward adjustments and $131 million and $31 million of upward adjustments during the three months ended October 31, 2021 and 2020, respectively. The Company recognized $55 million and $82 million of impairments and downward adjustments and $933 million and $86 million of upward adjustments during the nine months ended October 31, 2021 and 2020. Approximately $369 million of the upward adjustments during the nine months ended October 31, 2021 was related to the mark-up of one of the Company’s privately held investments.
Since February 1, 2018, cumulative impairments and downward adjustments were $181 million and cumulative upward adjustments were $1.2 billion through October 31, 2021 for measurement alternative investments still held as of October 31, 2021.
Gains on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Unrealized gains (losses) recognized on publicly traded equity securities, net	$98	$997	$(13)	$1,620
Unrealized gains recognized on privately held equity securities, net	162	29	964	83
Realized gains on sales of securities, net	114	18	271	306
Impairments on privately held equity and debt securities	(11)	(8)	(45)	(99)
Gains on strategic investments, net	$363	$1,036	$1,177	$1,910

Realized gains on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later. The realized gains for the three months ended October 31, 2021 were primarily driven by the sale of one of the Company’s publicly traded investments resulting in a realized gain of $112 million. The realized gains for the nine months ended October 31, 2021 were also driven by the acquisition of one of the Company’s privately held equity investments in a stock and cash transaction by a publicly traded company of $155 million. The cumulative net gains, measured as the sale price less the initial purchase price, for equity securities exited during the three and nine months ended October 31, 2021 were $498 million and $1.6 billion, respectively. Cumulative net realized gains in the three and nine months ended October 31, 2021 include gains related to partial sales of two of the Company’s publicly traded investments, which resulted in cumulative net gains of $505 million and $1.5 billion, respectively.
In the three months ended October 31, 2021 and 2020, for strategic investments still held as of those respective period ends, the Company recognized net unrealized gains of $249 million and $1.0 billion, respectively. These include approximately $11 million and $8 million of impairments on privately held equity and debt securities in the three months ended October 31, 2021 and 2020, respectively.
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value as of October 31, 2021 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2021
Cash equivalents (1):
Time deposits	$0	$1,025	$0	$1,025
Money market mutual funds	849	0	0	849
Cash equivalent securities	0	205	0	205
Marketable securities:
Corporate notes and obligations	0	2,871	0	2,871
U.S. treasury securities	0	211	0	211
Mortgage-backed obligations	0	257	0	257
Asset-backed securities	0	930	0	930
Municipal securities	0	139	0	139
Commercial paper	0	40	0	40
Covered bonds	0	179	0	179
Other	0	11	0	11
Strategic investments:
Publicly held equity securities	603	0	0	603
Total assets	$1,452	$5,868	$0	$7,320
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.7 billion of cash, as of October 31, 2021.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information available to the Company from investee companies is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $3.4 billion and $1.8 billion as of October 31, 2021 and January 31, 2021, respectively.
5. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of 1 to 18 years, some of which include options to terminate within one year.
Total operating lease costs were $294 million and $278 million for the three months ended October 31, 2021 and 2020, respectively, and $818 million and $815 million for the nine months ended October 31, 2021 and 2020, respectively.
For the three months ended October 31, 2021 and 2020, cash payments for operating leases were $210 million and $222 million, respectively, and $664 million and $672 million for the nine months ended October 31, 2021 and 2020, respectively. Operating lease commencements and modifications resulted in increases to ROU assets and corresponding operating lease liabilities of $37 million and $196 million during the three months ended October 31, 2021 and 2020, respectively, and $174 million and $562 million during the nine months ended October 31, 2021 and 2020, respectively. The July 2021 acquisition of Slack resulted in an increase in ROU assets and operating lease liabilities of $208 million and $283 million, respectively.
As of October 31, 2021, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining three months of fiscal 2022	$170	$24
Fiscal 2023	749	96
Fiscal 2024	578	96
Fiscal 2025	461	87
Fiscal 2026	398	24
Thereafter	1,334	0
Total minimum lease payments	3,690	327
Less: Imputed interest	(280)	(10)
Total	$3,410	$317
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $189 million in the next five years and $29 million thereafter.
As of October 31, 2021, the Company has additional operating leases that have not yet commenced totaling $1.4 billion and therefore not reflected on the condensed consolidated balance sheets and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2022 and fiscal year 2025 with lease terms of 3 to 18 years.
Letters of Credit
As of October 31, 2021, the Company had a total of $131 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2034.

6. Business Combinations
Slack Technologies, Inc.
On July 21, 2021, the Company acquired all outstanding stock of Slack, a leading channel-based messaging platform. The Company has included the financial results of Slack in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $54 million and were recorded in general and administrative expense during the nine months ended October 31, 2021. The preliminary acquisition date fair value of the consideration transferred for Slack was approximately $27.1 billion, which consisted of the following (in millions):

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
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$1,508
Accounts receivable	97
Acquired customer contract asset	70
Operating lease right-of-use assets	208
Other assets	404
Goodwill	21,220
Intangible assets	6,350
Accounts payable, accrued expenses and other liabilities	(186)
Unearned revenue	(382)
Slack Convertible Notes (see Note 8)	(1,339)
Operating lease liabilities	(283)
Deferred tax liability	(599)
Net assets acquired	$27,068
The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the Slack product offering with existing Company service offerings in a digital-first, work anywhere world. The goodwill has no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized. Certain adjustments were made during the three months ended October 31, 2021 to the preliminary fair values resulting in a net increase to goodwill of $233 million primarily related to the customer relationships intangible asset and the corresponding deferred tax liability. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$2,360	5 years
Customer relationships	3,690	8 years
Other purchased intangible assets	300	6 years
Total intangible assets subject to amortization	$6,350
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
Revenues and pretax loss of Slack included in the Company’s condensed consolidated statements of operations from the acquisition date of July 21, 2021 to October 31, 2021 are as follows (in millions):

Total revenues	$280
Pretax loss	(619)
The following pro forma financial information summarizes the combined results of operations for the Company and Slack, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The pro forma financial information was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Total revenues	$6,863	$5,610	$19,606	$15,968
Pretax income	404	738	1,169	611
Net income	545	715	1,108	2,656
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

7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2021	Additions and retirements, net	October 31, 2021	January 31, 2021	Expense and retirements, net	October 31, 2021	January 31, 2021	October 31, 2021	October 31, 2021
Acquired developed technology	$3,305	$2,374	$5,679	$(1,427)	$(624)	$(2,051)	$1,878	$3,628	3.9
Customer relationships	3,510	3,799	7,309	(1,279)	(474)	(1,753)	2,231	5,556	6.9
Other (1)	45	300	345	(40)	(17)	(57)	5	288	5.7
Total	$6,860	$6,473	$13,333	$(2,746)	$(1,115)	$(3,861)	$4,114	$9,472	5.7
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended October 31, 2021 and 2020 was $508 million and $283 million, respectively, and for the nine months ended October 31, 2021 and 2020 was $1.1 billion and $838 million, respectively.
The expected future amortization expense for intangible assets as of October 31, 2021 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2022	$510
Fiscal 2023	1,926
Fiscal 2024	1,839
Fiscal 2025	1,568
Fiscal 2026	1,340
Thereafter	2,289
Total amortization expense	$9,472
Customer Contract Assets Acquired Through Business Combinations
Customer contract assets resulting from business combinations reflect the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding assumed contract terms. Customer contract assets resulting from business combinations were $88 million and $42 million as of October 31, 2021 and January 31, 2021, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2021	$26,318
Slack	21,220
Acumen	337
Other acquisitions and adjustments (1)	76
Balance as of October 31, 2021	$47,951
(1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.

8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Contractual interest rate	Outstanding principal as of October 31, 2021	October 31, 2021	January 31, 2021
2023 Senior Notes	April 2018	April 2023	3.25%	$1,000	$998	$996
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	187	187	190
2024 Senior Notes	July 2021	July 2024	0.625%	1,000	997	0
Slack Convertible Notes	July 2021 (1)	April 2025	0.50%	11	16	0
2028 Senior Notes	April 2018	April 2028	3.70%	1,500	1,492	1,491
2028 Senior Sustainability Notes	July 2021	July 2028	1.50%	1,000	990	0
2031 Senior Notes	July 2021	July 2031	1.95%	1,500	1,487	0
2041 Senior Notes	July 2021	July 2041	2.70%	1,250	1,234	0
2051 Senior Notes	July 2021	July 2051	2.90%	2,000	1,976	0
2061 Senior Notes	July 2021	July 2061	3.05%	1,250	1,234	0
Total carrying value of debt				$10,698	10,611	2,677
Less current portion of debt					(20)	(4)
Total noncurrent debt					$10,591	$2,673
(1) Assumed in July 2021 acquisition of Slack.
The Company was in compliance with all debt covenants as of October 31, 2021.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above as of October 31, 2021 and January 31, 2021 was $10.8 billion and $2.8 billion, respectively. These fair values were determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the third quarter of fiscal 2022 and the last day of trading of fiscal 2021, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of October 31, 2021 were as follows (in millions):

Fiscal period:
Remaining three months of fiscal 2022	$1
Fiscal 2023	4
Fiscal 2024	1,182
Fiscal 2025	1,000
Fiscal 2026	11
Thereafter	8,500
Total principal outstanding	$10,698
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

Slack Convertible Notes
In connection with the July 2021 acquisition of Slack, the Company assumed $863 million aggregate principal amount of 0.50 percent Convertible Senior Notes due 2025 (the “Slack Convertible Notes”) with a fair value of $1.3 billion as of the acquisition date. Under the indenture governing the Slack Convertible Notes (the “Indenture”), the Slack Convertible Notes bear semi-annual interest payments at 0.50 percent. The Slack Convertibles Notes mature on April 15, 2025, unless earlier converted or redeemed. On the date of the acquisition, the Company notified noteholders of their right to convert their notes under the terms of the Indenture. For the three months ended October 31, 2021, the Company paid $1.3 billion in cash to settle converted notes for $852 million of the $863 million aggregate principal balance of the Slack Convertible Notes. Through the date of filing of this Form 10-Q, the Company has received conversion notices for the majority of remaining outstanding amounts of unconverted notes as of October 31, 2021, which the Company expects to settle in cash in the fourth quarter of fiscal 2022.
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
There were no outstanding borrowings under the Credit Facility as of October 31, 2021. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statements of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions), which is included within other expense in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Contractual interest expense	$69	$24	$128	$72
Amortization of debt discounts and debt issuance costs	3	1	17	3
	$72	$25	$145	$75
9. Stockholders’ Equity
The fair value of the Company’s stock options and ESPP shares are estimated on date of grant and the first day of the ESPP purchase period, respectively, using the Black-Scholes option pricing model. The weighted-average fair value per share for stock options grants, excluding assumed awards, was $68.53 and $58.36 in the three and nine months ended October 31, 2021, respectively, compared to $59.54 and $40.52 in the three and nine months ended October 31, 2020, respectively.
ESPP assumptions and the related fair value per share table are disclosed in the three month periods in which ESPP purchases occur. The Company’s ESPP allows for two purchases each fiscal year, during the second and fourth quarters. The estimated term of the ESPP is based on the two purchase periods within each offering period. The weighted-average fair value per share for ESPP shares was $66.37 and $53.64 in the three months ended October 31, 2021 and 2020, respectively.

Stock option activity, excluding the ESPP, for the nine months ended October 31, 2021 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2021	23	$120.61
Options granted under all plans	8	198.66
Exercised	(6)	89.80
Plan shares expired or canceled	(2)	161.30
Balance as of October 31, 2021	23	$152.07	$3,329
Vested or expected to vest	21	$149.21	$3,147
Exercisable as of October 31, 2021	9	$109.41	$1,753
The following table summarizes information about stock options outstanding as of October 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.71 to $75.57	3	4.0	$45.45	3	$44.55
$76.48 to $122.82	3	2.7	106.84	3	105.27
$122.91 to $148.95	1	5.2	141.48	0	140.22
$154.14	5	5.3	154.14	1	154.14
$155.20 to $207.53	4	4.3	164.36	2	162.98
$215.17 to $292.56	7	6.4	221.70	0	248.80
	23	4.9	$152.07	9	$109.41
Restricted stock activity for the nine months ended October 31, 2021 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2021	25	$155.50
Granted - restricted stock units and awards	17	231.79
Granted - performance-based stock units	1	196.24
Canceled	(3)	177.17
Vested and converted to shares	(10)	156.67
Balance as of October 31, 2021	30	$197.67	$8,917
Expected to vest	26		$7,817
The aggregate expected stock-based expense remaining to be recognized as of October 31, 2021 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2022	791
Fiscal 2023	2,457
Fiscal 2024	1,642
Fiscal 2025	963
Thereafter	172
Total stock-based expense	6,025

The aggregate expected stock-based expense remaining to be recognized reflects only outstanding stock awards as of October 31, 2021 and assumes no forfeiture activity. The aggregate expected stock-based expense remaining will be recognized over a weighted-average period of approximately two years.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2021, the Company reported a tax provision of $257 million on a pretax income of $1.7 billion, which resulted in an effective tax rate of 15 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to excess tax benefits from stock-based compensation, partially offset by profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France and Germany. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that a decrease of its unrecognized tax benefits up to approximately $9 million may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net income	$468	$1,081	$1,472	$3,805
Denominator:
Weighted-average shares outstanding for basic earnings per share	980	911	945	905
Effect of dilutive securities:
Employee stock awards	21	28	19	21
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	1,001	939	964	926
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Employee stock awards	2	0	4	8
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
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau and two of its now former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York (the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017. In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose, among other things, that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two more of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019. On January 15, 2020, the Court granted the lead plaintiff’s motion for class certification. The parties have completed fact and expert discovery. On October 1, 2020, the Court entered an order staying the deadline for summary judgment motions to allow the parties to complete additional discovery. On March 10, 2021, the parties reached an agreement in principle to settle the litigation in its entirety, which was memorialized in a formal settlement agreement dated April 16, 2021. On April 16, 2021, the lead plaintiff submitted a motion for preliminary approval of settlement, which was granted on May 7, 2021. On August 10, 2021, the lead plaintiff submitted a motion for final approval of the settlement, as well as a motion for an award of attorneys’ fees and expenses. The Court held a final settlement approval hearing on September 17, 2021, after which it entered orders approving the settlement and lead plaintiff’s fee application, as well as final judgement, from which no appeals were filed.
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco (the “San Francisco Action”) before refiling in the County of San Mateo. The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. The Company filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which remains pending. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which is scheduled to be heard in February 2022. The plaintiff in the San Francisco Action has sought dismissal of that action after joining the State Court Action. The dismissal is pending. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of Slack’s officers and certain of Slack’s current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. The complaint alleges breaches of fiduciary duty in connection with Slack’s Registration Statement, and seeks the award of unspecified damages to Slack, and certain reforms to Slack’s governance policies. Slack moved to dismiss the case in September 2020. At approximately the same time, the plaintiff in a lawsuit filed pursuant to Delaware General Corporation Law Section 220 sought to intervene and stay the case. On that basis, the plaintiffs in the purported derivative lawsuit elected not to file an opposition to the motion to dismiss. In December 2020, the parties stipulated to stay the case in light of the proposed mergers, which the court granted. The court also denied all pending motions in the case without prejudice, noting that the parties may renew the motions upon a lift of the stay. In August 2021, defendants proposed that plaintiffs dismiss the derivative lawsuit in light of the closing of the mergers.
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
Overview
We are a global leader in customer relationship management (“CRM”) technology that brings companies and customers together. With our Customer 360 platform we deliver a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since our founding in 1999, we have pioneered innovations in cloud, mobile, social, analytics and artificial intelligence (“AI”), enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere world.

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
As the administration of the vaccine program increases and cases decline and as our employees, customers and partners begin to work in person on a periodic basis, we continue to evaluate and refine our return to work strategy. Specifically, we continue to evaluate our office space needs, our investments in our go-to-market and product efforts and our plans for business travel for our employees. As we adjust and refine our strategy, there may be additional investments and redirection efforts in the future which may include position eliminations, incremental costs to improve employee’s ability to work from home and impairments to assets associated with real estate leases in select locations we decide to exit.
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
Highlights from the Third Quarter of Fiscal Year 2022
•Revenue: For the nine months ended October 31, 2021, revenue was $19.2 billion, an increase of 24 percent year-over-year.
•Earnings per Share: For the nine months ended October 31, 2021, diluted earnings per share was $1.53 as compared to earnings per share of $4.11 from a year ago. For the nine months ended October 31, 2020, our results included a $2.0 billion one-time discrete tax benefit.
•Cash: Cash provided by operations for the nine months ended October 31, 2021 was $4.0 billion, an increase of 53 percent year-over-year. Total cash, cash equivalents and marketable securities as of October 31, 2021 was $9.4 billion.
•Remaining Performance Obligation: Remaining performance obligation as of October 31, 2021 was approximately $36.3 billion, which includes approximately $900 million of remaining performance obligation related to the Slack acquisition, an increase of 20 percent year-over-year. Current remaining performance obligation as of October 31, 2021 was approximately $18.8 billion, an increase of 23 percent year-over-year.
We continue to invest for future growth and are focused on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and our industry-specific reach with more vertical software solutions. These growth drivers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics have lower attrition rates than our company average.
We plan to continue to reinvest a significant portion of our income from operations in future periods to grow and innovate our business and service offerings and expand our leadership role in the cloud computing industry. We drive innovation organically and, to a lesser extent, through acquisitions. We regularly evaluate acquisitions and investment opportunities in complementary businesses, services, technologies and intellectual property rights in an effort to expand our service offerings and to nurture the overall ecosystem for our offerings. Past acquisitions have enabled us to deliver innovative solutions in new categories, including analytics, integration and messaging. We continue to evaluate investment opportunities and expect to continue to make investments and acquisitions in the future, such as our July 2021 acquisition of Slack. Slack has an integrated value proposition across all of our service offerings and, upon successful product integration, we believe it will further enable companies to grow and succeed in an all-digital, work-from-anywhere era.

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
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations benefited revenues by approximately one percent for the three months ended October 31, 2021. Fluctuations in the United States Dollar against international currencies did not have a material impact on our remaining performance obligation as of October 31, 2021 compared to what we would have reported as of October 31, 2020 using constant currency rates. Recently there have been negative fluctuations in certain foreign currency markets in which we operate. If these conditions continue or materially worsen, they could have an impact on our future results and our ability to accurately predict our future results and earnings. The impact of these fluctuations could also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the nine months ended October 31, 2021.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the nine months ended October 31, 2021.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of October 31, 2021, our attrition rate, excluding our Integration service offering, Salesforce.org, Tableau and Slack, was between 7.5 and 8.0 percent. Beginning in fiscal year 2021, our attrition rate includes our Commerce service offering. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. While our attrition rate is difficult to predict, we expect it to remain consistent for the remainder of fiscal 2022 due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time, including, for example, as a result of COVID-19.
We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues.

Attrition and Subscription and Support Revenue
20%
0%
Attrition
7,000
3,500
—
Subscription and support revenue (in millions)
Q3 FY20
Q3 FY21
Q3 FY22
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
$3,000
$2,000
$1,000
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

Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$40.0
$30.0
$20.0
$10.0
$0.0
$ (In Billions)
Q3 FY20
Q4 FY20
Q1 FY21
Q2 FY21
Q3 FY21
Q4 FY21
Q1 FY22
Q2 FY22 (2)
Q3 FY22 (1)
Current RPO
Noncurrent RPO

(1) Includes approximately $900 million of remaining performance obligation related to the Slack acquisition in July 2021.
(2) Includes approximately $800 million of remaining performance obligation related to the Slack acquisition in July 2021.
Cost of Revenues and Operating Expenses
Cost of Revenues
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data and employee-related costs such as salaries and benefits. Our cost of subscription and support revenues also includes amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts. Also included in the cost of subscription and support revenues are expenses incurred supporting the free user base of Slack, including third-party hosting costs and employee-related costs specific to customer experience and technical operations.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

3	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Subscription and support	$6,379	93%	$5,085	94%	$17,829	93%	$14,500	94%
Professional services and other	484	7	334	6	1,337	7	935	6
Total revenues	6,863	100	5,419	100	19,166	100	15,435	100
Cost of revenues (1)(2):
Subscription and support	1,335	20	1,060	20	3,603	19	3,039	20
Professional services and other	509	7	334	6	1,409	7	920	6
Total cost of revenues	1,844	27	1,394	26	5,012	26	3,959	26
Gross profit	5,019	73	4,025	74	14,154	74	11,476	74
Operating expenses (1)(2):
Research and development	1,203	18	902	17	3,174	17	2,659	17
Marketing and sales	3,111	45	2,377	44	8,391	44	7,042	45
General and administrative	667	9	522	9	1,865	9	1,513	10
Total operating expenses	4,981	72	3,801	70	13,430	70	11,214	72
Income from operations	38	1	224	4	724	4	262	2
Gains on strategic investments, net	363	5	1,036	19	1,177	6	1,910	12
Other expense	(102)	(2)	(10)	0	(172)	(1)	(36)	0
Income before benefit from (provision for) income taxes	299	4	1,250	23	1,729	9	2,136	14
Benefit from (provision for) income taxes (3)	169	3	(169)	(3)	(257)	(1)	1,669	11
Net income	$468	7%	$1,081	20%	$1,472	8%	$3,805	25%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Cost of revenues	$272	4%	$169	3%	$624	3%	$494	3%
Marketing and sales	236	3	114	2	491	3	344	2
(2) Amounts related to stock-based expense, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Cost of revenues	$103	1%	$65	1%	$280	2%	$180	1%
Research and development	276	4	181	3	646	3	531	4
Marketing and sales	316	5	242	5	817	4	718	5
General and administrative	117	2	78	1	273	2	219	1
(3) During the second quarter of fiscal 2021, the Company recorded approximately $2.0 billion of a one-time benefit from a discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property.

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	October 31, 2021	January 31, 2021
Cash, cash equivalents and marketable securities	$9,391	$11,966
Unearned revenue	10,116	12,607
Remaining performance obligation	36.3	36.1
Principal due on our outstanding debt obligations (1)	10,698	2,690
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results in the three and nine months ended October 31, 2021 compared to the same periods in fiscal 2021 was impacted by our recent acquisitions, including the acquisition of Slack in July 2021, our largest acquisition to date. In our discussion of changes in our results of operations for the three and nine months ended October 31, 2021, compared to the same periods in fiscal 2021, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars	Percent
Subscription and support	$6,379	$5,085	$1,294	25%
Professional services and other	484	334	150	45
Total revenues	$6,863	$5,419	$1,444	27%

	Nine Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars	Percent
Subscription and support	$17,829	$14,500	$3,329	23%
Professional services and other	1,337	935	402	43
Total revenues	$19,166	$15,435	$3,731	24%
The increase in subscription and support revenues for the three and nine months ended October 31, 2021 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately six percent of total subscription and support revenues for the three and nine months ended October 31, 2021. Subscription and support revenues accounted for approximately 93 and 94 percent of our total revenues for the three months ended October 31, 2021 and 2020, respectively.
The acquisition of Slack in July 2021 contributed approximately $276 million to subscription and support revenues during the nine months ended October 31, 2021. As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers as well as revenues resulting from the Acumen Solutions, Inc. (“Acumen”) acquisition in February 2021.

Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,
	2021	2020	Variance Percent
Sales	$1,538	$1,311	17%
Service	1,658	1,376	20%
Platform and Other	1,277	844	51%
Marketing and Commerce	1,006	804	25%
Data	900	750	20%
Total	$6,379	$5,085

	Nine Months Ended October 31,
	2021	2020	Variance Percent
Sales	$4,403	$3,835	15%
Service	4,764	3,931	21%
Platform and Other	3,159	2,439	30%
Marketing and Commerce	2,856	2,264	26%
Data	2,647	2,031	30%
Total	$17,829	$14,500
Our Industry Offerings revenue is included in one of the above service offerings depending on the primary service purchased; Slack revenues are included in Platform and Other. Data is comprised of revenue from Analytics and Integration service offerings, which were reclassified from Platform and Other beginning in the third quarter of fiscal 2022. Reclassifications to prior period Platform and Other revenues were made to conform to the current period presentation.
Data subscription and support revenues include revenues from term and perpetual software licenses which are recognized at the point in time when the software is made available to the customer. Therefore we expect Data to experience more volatility quarter to quarter. For example, we recently made changes that impacted our Mulesoft sales organization which we expect to have long-term benefits, but created greater short-term disruption than anticipated. This disruption impacted Data revenues during the three months ended October 31, 2021, due to the timing of revenue recognition associated with the sale of Mulesoft term and perpetual software licenses.
Revenues by Geography

	Three Months Ended October 31,
(in millions)	2021	As a % of Total Revenues	2020	As a % of Total Revenues	Growth rate
Americas	$4,638	68%	$3,758	69%	23%
Europe	1,581	23	1,149	21	38
Asia Pacific	644	9	512	10	26
	$6,863	100%	$5,419	100%	27%

	Nine Months Ended October 31,
(in millions)	2021	As a % of Total Revenues	2020	As a % of Total Revenues	Growth rate
Americas	$13,044	68%	$10,724	69%	22%
Europe	4,299	22	3,253	21	32
Asia Pacific	1,823	10	1,458	10	25
	$19,166	100%	$15,435	100%	24%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Foreign currency fluctuations did not have a material impact on revenues outside of the Americas for the three and nine months ended October 31, 2021 and 2020.

Cost of Revenues

	Three Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars
Subscription and support	$1,335	$1,060	$275
Professional services and other	509	334	175
Total cost of revenues	$1,844	$1,394	$450
Percent of total revenues	27%	26%

	Nine Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars
Subscription and support	$3,603	$3,039	$564
Professional services and other	1,409	920	489
Total cost of revenues	$5,012	$3,959	$1,053
Percent of total revenues	26%	26%
For the three months ended October 31, 2021, the increase in cost of revenues was primarily due to an increase of $147 million in employee-related costs, an increase of $38 million in stock-based expense, an increase of $73 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $103 million. For the nine months ended October 31, 2021, the increase in cost of revenues was primarily due to an increase of $431 million in employee-related costs, an increase of $100 million in stock-based expense, an increase of $183 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $130 million.
We have increased our headcount by 37 percent since October 31, 2020 to meet the higher demand for services from our customers, and our recent acquisition of Slack also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Our professional services and other gross margin was negative $25 million and negative $72 million during the three and nine months ended October 31, 2021, respectively, primarily due to increasing our capacity to support our enterprise customer base. Our professional services and other gross margin was break-even and $15 million during the three and nine months ended October 31, 2020, respectively. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings, helps us to secure larger subscription revenue contracts and supports our customers’ success.
Operating Expenses

	Three Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars
Research and development	$1,203	$902	$301
Marketing and sales	3,111	2,377	734
General and administrative	667	522	145
Total operating expenses	$4,981	$3,801	$1,180
Percent of total revenues	72%	70%

	Nine Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars
Research and development	$3,174	$2,659	$515
Marketing and sales	8,391	7,042	1,349
General and administrative	1,865	1,513	352
Total operating expenses	$13,430	$11,214	$2,216
Percent of total revenues	70%	72%
For the three months ended October 31, 2021, the increase in research and development expenses was primarily due to an increase of approximately $139 million in employee related costs, an increase in stock-based expense of $95 million and increases in our development and test data center costs. Our research and development headcount increased by 23 percent since the three months ended October 31, 2020 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. In addition, our recent acquisition of Slack also contributed to this increase in headcount. For the nine months ended October 31, 2021, the increase in research and development expenses was primarily due to an increase of approximately $277 million in employee-related costs, an increase in stock-based expense of $115 million and increases in our development and test data center costs. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and to support the integration of acquired technologies.
For the three months ended October 31, 2021, the increase in marketing and sales expenses was primarily due to an increase of $324 million in employee-related costs, which includes the amortization of deferred commissions, an increase in stock-based expense of $74 million, an increase in advertising and event expense of $112 million, and an increase in amortization of purchased intangibles of $122 million. Our marketing and sales headcount increased by 26 percent since the three months ended October 31, 2020, primarily due to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. In addition, our recent acquisition of Slack also contributed to this increase in headcount. For the nine months ended October 31, 2021, the increase in marketing and sales expenses was primarily due to an increase of $844 million in employee-related costs, which includes the amortization of deferred commissions, an increase of $99 million in stock-based expense, an increase in advertising and event expense of $163 million, and an increase in amortization of purchased intangibles of $147 million. We expect that marketing and sales expenses will increase in absolute dollars and will increase as a percentage of revenues in future periods as we continue to hire additional sales personnel. We also expect an increase in marketing and sales expenses due to the gradual increase of travel and related expenses in the fourth quarter of fiscal 2022.
For the three and nine months ended October 31, 2021, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 27 percent since the three months ended October 31, 2020 as we added personnel to support our growth, and our recent acquisition of Slack also contributed to this increase. During the nine months ended October 31, 2021, the increase in general and administrative expenses was primarily due to an increase in employee-related costs and incurred transaction costs associated with our acquisition of Slack of approximately $54 million. We expect that general and administrative expenses will increase in absolute dollars but will generally remain consistent as a percentage of revenue.
Other Income and Expense

	Three Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars
Gains on strategic investments, net	$363	$1,036	$(673)
Other expense	(102)	(10)	(92)

	Nine Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars
Gains on strategic investments, net	$1,177	$1,910	$(733)
Other expense	(172)	(36)	(136)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains during the three months ended October 31, 2021 were primarily driven by unrealized gains on privately held investments of $162 million and a realized gain on the sale of one of our publicly held investments of $112 million. Net gains recognized during the nine months ended October 31, 2021 were primarily driven by an unrealized gain on one of our privately held equity investments of $369 million, a realized gain on the acquisition of one of our privately held equity investments in a stock and cash transaction by a publicly traded company of $155 million, and a realized gain on the sale of one of our publicly held investments of $112 million.
Other expense primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $72 million and $29 million for the three months ended October 31, 2021 and 2020, respectively and $147 million and $87 million for the nine months ended October 31, 2021 and 2020, respectively. The increase in interest expense was primarily driven by our issuance of $8.0 billion of Senior Notes in July 2021. Investment income decreased by $10 million during the three months ended October 31, 2021 compared to the same period a year ago and decreased by $22 million in the nine months ended October 31, 2021 compared to the same period a year ago. The decrease in investment income was primarily due to lower interest rates across our portfolio as well as lower cash balances. Other expense for the three and nine months ended October 31, 2021 also includes $24 million in losses related to the Slack Convertible Notes, which were paid in excess of the notes' acquisition date fair values.

Benefit From (Provision For) Income Taxes

	Three Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars
Benefit from (provision for) income taxes	$169	$(169)	$338
Effective tax rate	(57)%	14%

	Nine Months Ended October 31,		Variance
(in millions)	2021	2020	Dollars
Benefit from (provision for) income taxes	$(257)	$1,669	$(1,926)
Effective tax rate	15%	(78)%
We recorded a tax benefit of $169 million, primarily related to excess tax benefits from stock-based compensation, on pretax income of $299 million for the three months ended October 31, 2021, and a tax provision of $257 million on pretax income of $1.7 billion for the nine months ended October 31, 2021. Our year-to-date tax provision was related to excess tax benefits from stock-based compensation partially offset by profitable jurisdictions outside the United States subject to tax rates greater than 21 percent. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings or material discrete tax items or a combination of these factors resulting from transactions or events, for example, acquisitions, changes to our operating structure, or COVID-19.
We recognized a tax provision of $169 million on a pretax income of $1.3 billion for the three months ended October 31, 2020 and a tax benefit of $1.7 billion on a pretax income of $2.1 billion for the nine months ended October 31, 2020. We changed our international corporate structure, which included the consolidation of certain intangible property in Ireland, resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. We believe that it is more likely than not the deferred tax assets will be realized in Ireland.
Liquidity and Capital Resources
At October 31, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $9.4 billion and accounts receivable of $4.0 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of October 31, 2021 provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
As of October 31, 2021, our remaining performance obligation was $36.3 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
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

Cash Flows
For the three and nine months ended October 31, 2021 and 2020, our cash flows were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net cash provided by operating activities	$404	$339	$4,018	$2,627
Net cash used in investing activities	(976)	(1,035)	(13,077)	(4,065)
Net cash provided by (used in) financing activities	(970)	368	7,635	1,018
Operating Activities
The net cash provided by operating activities during the nine months ended October 31, 2021 was primarily related to net income of $1.5 billion, adjusted for non-cash items including $2.4 billion of depreciation and amortization and $2.0 billion of expenses related to stock-based expense offset by $1.2 billion related to gains on strategic investments. Cash provided by operating activities during the nine months ended October 31, 2021 was further benefited by the change in accounts receivable, net of $3.9 billion, partially offset by a change in unearned revenue of $2.9 billion.
The net cash provided by operating activities during the nine months ended October 31, 2020 was primarily related to net income of $3.8 billion, adjusted for non-cash items such as $2.0 billion related to depreciation and amortization and $1.6 billion of expenses related to stock-based expense offset by $2.0 billion from a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of certain intangible property and $1.9 billion related to gains on strategic investments, net. Cash provided by operating activities during the nine months ended October 31, 2020 further benefited by the change in accounts receivable, net of $2.9 billion, offset by change in unearned revenue of $2.8 billion. Cash provided by operating activities during the nine months ended October 31, 2020 was negatively impacted by providing temporary financial flexibility to customers most affected by COVID-19, in addition to changes in billing frequency for new business. In addition, our operating cash flows were negatively impacted by a one-time partial minimum commission guarantee as these cash outflows were not offset by corresponding cash inflows from customer receipts.
Investing Activities
The net cash used in investing activities during the nine months ended October 31, 2021 was primarily related to cash consideration for the acquisitions of Slack and Acumen, as well as other acquisitions, net of cash acquired, of approximately $14.8 billion. Net cash used in investing activities was impacted by net inflows of $1.1 billion from marketable securities activity and $1.2 billion from strategic investment activity.
The net cash used in investing activities during the nine months ended October 31, 2020 was primarily related to cash consideration for the acquisition of Vlocity, net of cash acquired, of approximately $1.3 billion and by net outflows from marketable securities activity of $2.0 billion. In addition, we paid approximately $150 million of cash consideration related to the purchase of 450 Mission St. in San Francisco, which is reflected in capital expenditures.
Financing Activities
Net cash provided by financing activities during the nine months ended October 31, 2021 consisted primarily of $7.9 billion of net proceeds from our July 2021 issuance of Senior Notes and $1.0 billion from proceeds from equity plans, partially offset by payments related to the Slack Convertible Notes net of capped call proceeds of $1.2 billion.
Net cash provided by financing activities during the nine months ended October 31, 2020 consisted primarily of $1.1 billion from proceeds from equity plans.
Debt
As of October 31, 2021, the carrying value of our outstanding Senior Notes, which mature starting in 2023 through 2061, was $10.4 billion. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in 2023, with a total carrying value of $187 million. We were in compliance with all debt covenants as of October 31, 2021.
In December 2020, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of October 31, 2021. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of October 31, 2021, the future non-cancelable minimum payments under these commitments were approximately $4.0 billion. As of October 31, 2021, we have additional operating leases that have not yet commenced totaling $1.4 billion. Additionally, we have significant contractual commitments with infrastructure service providers.
During fiscal 2022 and in future fiscal years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure including offices, information technology and data centers, as well as investments with infrastructure service providers, to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments, including in response to the known and potential impacts of COVID-19 on our business.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. The amount of revenue that was reported in USD for foreign subsidiaries that transact in international currencies during the three months ended October 31, 2021 benefited by approximately one percent compared to the three months ended October 31, 2020. In addition, fluctuations in USD against international currencies did not have a material impact on our remaining performance obligation as of October 31, 2021 compared to what we would have reported as of October 31, 2020 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $9.4 billion as of October 31, 2021. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at October 31, 2021 could result in a $60 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities.

At January 31, 2021, we had cash, cash equivalents and marketable securities totaling $12.0 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $63 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of October 31, 2021	Interest Terms	Contractual interest rate
2023 Senior Notes	April 2023	$1,000	Fixed	3.25%
Loan assumed on 50 Fremont	June 2023	187	Fixed	3.75%
2024 Senior Notes	July 2024	1,000	Fixed	0.625%
Slack Convertible Notes	April 2025	11	Fixed	0.50%
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50%
2031 Senior Notes	July 2031	1,500	Fixed	1.95%
2041 Senior Notes	July 2041	1,250	Fixed	2.70%
2051 Senior Notes	July 2051	2,000	Fixed	2.90%
2061 Senior Notes	July 2061	1,250	Fixed	3.05%
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. Our Credit Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of October 31, 2021, there was no outstanding borrowing amount under the Credit Facility.
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
As of October 31, 2021, our portfolio consisted of investments in over 350 companies, with capital investments ranging from less than $0.3 million to approximately $325 million, and 15 investments with carrying values individually equal to or in excess of approximately $50 million. As of October 31, 2021, we held one privately held investment with a carrying value that was individually greater than 15 percent of our strategic investment portfolio.

The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of October 31, 2021 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of October 31, 2021
Publicly held equity securities	$260	$284	$(14)	$530
Privately held equity securities	2,353	1,229	(191)	3,391
Total equity securities	$2,613	$1,513	$(205)	$3,921
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
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of 10 percent in enterprise value of our publicly traded and significant privately held equity securities held as of October 31, 2021, which represents 47 percent of the strategic investment portfolio, could result in a $160 million reduction in the value of our strategic investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. For example, three of our publicly traded investments, together representing approximately eight percent of our total strategic investment portfolio, are subject to lock-up agreements until the fourth quarter of fiscal 2022. For two of the three investments, a portion of the investment held may be released from lock-up early if certain stock performance criteria are met.
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
We record all fair value adjustments of our publicly traded and privately held equity investments through the condensed consolidated statements of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. For example, some of our investments in publicly traded securities may be subject to lock-up agreements, which would prevent our ability to sell these investments after a public offering or otherwise impede our ability to mitigate market volatility in such securities. Volatility in the financial markets has in the past and could in the future be material to our results in any given quarter and may cause our stock price to decline. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations which affect our strategic investments portfolio.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, may include the United States’ proposed increases to the U.S. corporate income tax rate, minimum tax on book income, and increased taxation of international business operations, as well as the Organization for Economic Co-operation and Development’s, the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to the economic impact of COVID-19 may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
We are exposed to fluctuations in currency exchange rates that have in the past and could in the future negatively impact our financial results and cash flows from changes in the value of the U.S. Dollar versus local currencies and the Euro versus the British Pound Sterling.
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets, including in emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar and Brazilian Real against the U.S. Dollar as well as the Euro against the British Pound Sterling. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Through the date of the filing we have experienced negative fluctuations in certain foreign currency markets in which we operate. If these conditions continue or materially worsen, they could have an impact on our future results and our ability to accurately predict our future results and earnings. The impact of these fluctuations could also be compounded by the seasonality of our business, in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Additionally, global events as well as geopolitical developments, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of October 31, 2021, we had a substantial level of outstanding debt, including our Senior Notes and the loan we assumed when we purchased 50 Fremont. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. There were no outstanding borrowings under the Credit Facility as of October 31, 2021. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
In addition, as we work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the Value Reporting Foundation and our own ESG materiality assessment, we have expanded and, in the future, may continue to expand our disclosures in these areas. Statements about our ESG initiatives and goals, including with respect to greenhouse gas emission reductions, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.
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
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the Company’s acquisition of ServiceTrace GmbH in September 2021, the Company issued 104,713 shares of its common stock on September 1, 2021 that will vest over time. In connection with the Company’s acquisition of LevelJump Software Corp. in October 2021, the Company issued 40,464 shares of its common stock on October 1, 2021 that will vest over time. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	3/12/2021
31.1	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 2, 2021
salesforce.com, inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: December 2, 2021
salesforce.com, inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)