Form 10-Q
period 2020-04-30
SALESFORCE.COM, INC.
filed 2022-02-24
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 29, 2020, there were approximately 901 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1.    FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)

	April 30, 2020	January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,772	$4,145
Marketable securities	4,030	3,802
Accounts receivable, net	3,076	6,174
Costs capitalized to obtain revenue contracts, net	881	926
Prepaid expenses and other current assets	954	916
Total current assets	14,713	15,963
Property and equipment, net	2,518	2,375
Operating lease right-of-use assets, net	2,983	3,040
Noncurrent costs capitalized to obtain revenue contracts, net	1,171	1,348
Strategic investments	1,902	1,963
Goodwill	25,266	25,134
Intangible assets acquired through business combinations, net	4,488	4,724
Capitalized software and other assets, net	582	579
Total assets	$53,623	$55,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$2,989	$3,433
Operating lease liabilities, current	742	750
Unearned revenue	9,112	10,662
Total current liabilities	12,843	14,845
Noncurrent debt	2,673	2,673
Noncurrent operating lease liabilities	2,422	2,445
Other noncurrent liabilities	1,120	1,278
Total liabilities	19,058	21,241
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	32,739	32,116
Accumulated other comprehensive loss	(135)	(93)
Retained earnings	1,960	1,861
Total stockholders’ equity	34,565	33,885
Total liabilities and stockholders’ equity	$53,623	$55,126

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

1	Three Months Ended April 30,
	2020	2019
Revenues:
Subscription and support	$4,575	$3,496
Professional services and other	290	241
Total revenues	4,865	3,737
Cost of revenues (1)(2):
Subscription and support	966	678
Professional services and other	288	236
Total cost of revenues	1,254	914
Gross profit	3,611	2,823
Operating expenses (1)(2):
Research and development	859	554
Marketing and sales	2,390	1,697
General and administrative	502	362
Total operating expenses	3,751	2,613
Income (loss) from operations	(140)	210
Gains on strategic investments, net	192	281
Other expense	(5)	(9)
Income before benefit from (provision for) income taxes	47	482
Benefit from (provision for) income taxes	52	(90)
Net income	$99	$392
Basic net income per share	$0.11	$0.51
Diluted net income per share	$0.11	$0.49
Shares used in computing basic net income per share	896	771
Shares used in computing diluted net income per share	913	793
_______________
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2020	2019
Cost of revenues	$159	$61
Marketing and sales	112	68
(2) Amounts include stock-based expense, as follows:

	Three Months Ended April 30,
	2020	2019
Cost of revenues	$52	$43
Research and development	166	81
Marketing and sales	223	177
General and administrative	63	42

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2020	2019
Net income	$99	$392
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation and other losses	(23)	(13)
Unrealized gains (losses) on marketable securities and privately held debt securities	(25)	8
Other comprehensive loss, before tax	(48)	(5)
Tax effect	6	(2)
Other comprehensive loss, net	(42)	(7)
Comprehensive income	$57	$385

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

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2020	2019
Operating activities:
Net income	$99	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	658	437
Amortization of costs capitalized to obtain revenue contracts, net	247	209
Expenses related to employee stock plans	504	343
Gains on strategic investments, net	(192)	(281)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	3,094	2,774
Costs capitalized to obtain revenue contracts, net	(25)	(124)
Prepaid expenses and other current assets and other assets	(11)	(97)
Accounts payable	147	15
Accrued expenses and other liabilities	(904)	(560)
Operating lease liabilities	(203)	(164)
Unearned revenue	(1,555)	(979)
Net cash provided by operating activities	1,859	1,965
Investing activities:
Business combinations, net of cash acquired	(103)	(10)
Purchases of strategic investments	(342)	(159)
Sales of strategic investments	601	194
Purchases of marketable securities	(834)	(734)
Sales of marketable securities	337	86
Maturities of marketable securities	227	56
Capital expenditures	(323)	(159)
Net cash used in investing activities	(437)	(726)
Financing activities:
Proceeds from employee stock plans	258	219
Principal payments on financing obligations	(48)	(11)
Repayments of debt	(1)	(1)
Net cash provided by financing activities	209	207
Effect of exchange rate changes	(4)	(5)
Net increase in cash and cash equivalents	1,627	1,441
Cash and cash equivalents, beginning of period	4,145	2,669
Cash and cash equivalents, end of period	$5,772	$4,110

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$46	$50
Income taxes, net of tax refunds	$58	$18

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2020 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three months ended April 30, 2020 and 2019 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2020, and its results of operations, including its comprehensive income, stockholders' equity and its cash flows for the three months ended April 30, 2020 and 2019. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2021.
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
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on the Company’s customers and its sales cycles, and impact on the Company’s employees, as discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. During the three months ended April 30, 2020, this uncertainty resulted in a higher level of judgment related to the Company’s estimates and assumptions concerning variable consideration related to revenue recognition, allowances for credit losses, impairment of strategic investments, contract termination costs related to customer and employee events and operating lease right of use assets impairment. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
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
In February 2020, former co-CEO and director Keith Block resigned his positions from the Company. Prior to his resignation, Mr. Block was identified as a co-CODM along with Marc Benioff, CEO and Chair of the Board. Upon Mr. Block’s resignation, Mr. Benioff assumed all Mr. Block’s responsibilities and, as of the first quarter of fiscal 2021, is the sole individual that evaluates the operating results of the Company to assess performance and allocate resources. Accordingly, the Company determined that the chief executive officer also serves as the CODM for the purposes of segment reporting. Despite the change in the chief operating decision maker, the Company determined no change to segment reporting was necessary as there was no change in the components of the Company for which separate financial information is regularly evaluated.
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
No single customer accounted for more than five percent of accounts receivable at April 30, 2020 and January 31, 2020. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2020 and 2019. As of April 30, 2020 and January 31, 2020, assets located outside the Americas were 11 percent and 12 percent of total assets, respectively. As of April 30, 2020 and January 31, 2020, assets located in the United States were 87 percent and 87 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio. As of April 30, 2020, the Company held five investments with carrying values that were individually greater than five percent of its total strategic investments, all of which were privately held. As of January 31, 2020, the Company held five investments that were individually greater than five percent of its total strategic investments, of which one was publicly traded and four were privately held.
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
Cloud Services and software licenses are distinct because such offerings are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that professional services included in contracts with multiple performance obligations generally are distinct.
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
During the three months ended April 30, 2020, the Company capitalized $25 million of costs to obtain revenue contracts and amortized $247 million to marketing and sales expense. During the three months ended April 30, 2020, the Company offered its direct sales force a partial minimum commission guarantee that would pay the greater of actual commissions earned or a fixed amount of their variable compensation that would have been otherwise paid if incremental new business was not impacted by the COVID-19 pandemic. As these payments were guaranteed and not a cost to obtain a revenue contract, the amounts were immediately expensed and reflected in the Company’s condensed consolidated statement of operations. During the same period a year ago, the Company capitalized $124 million of costs to obtain revenue contracts and amortized $209 million to marketing and sales expense. Costs capitalized to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $2.1 billion at April 30, 2020 and $2.3 billion at January 31, 2020. There were no impairments of costs to obtain revenue contracts for the three months ended April 30, 2020 and 2019, respectively.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivative contracts, which permit net settlement of transactions with the same counterparty, thereby reducing credit-related losses in the event of the financial institutions' nonperformance. As of April 30, 2020 and January 31, 2020, the outstanding foreign currency derivative contracts were recorded at fair value on the condensed consolidated balance sheets.
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

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated lease term or 10 years
Building and building improvements	10 to 40 years
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
There were no material impairments of capitalized software, intangible assets, long-lived assets or goodwill during the three months ended April 30, 2020 and 2019, respectively.
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
New Accounting Pronouncements Adopted in Fiscal 2021
ASU 2016-13
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the prior incurred loss impairment model with an expected loss methodology, which results in more timely recognition of credit losses. Effective on February 1, 2020, the Company adopted the provisions and expanded disclosure requirements described in ASU 2016-13. The adoption of ASU 2016-13 was not material.

Accounting Pronouncements Pending Adoption
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

	Three Months Ended April 30,
	2020	2019
Sales Cloud	$1,245	$1,073
Service Cloud	1,252	1,020
Salesforce Platform and Other	1,364	842
Marketing and Commerce Cloud	714	561
	$4,575	$3,496

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2020	2019
Americas	$3,370	$2,617
Europe	1,034	755
Asia Pacific	461	365
	$4,865	$3,737
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three months ended April 30, 2020 and 2019, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2020 and 2019, respectively.
Contract Balances
Contract Assets
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $454 million as of April 30, 2020 as compared to $449 million as of January 31, 2020, and are included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Impairments of contract assets were immaterial during the three months ended April 30, 2020 and 2019, respectively.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended April 30,
	2020	2019
Unearned revenue, beginning of period	$10,662	$8,564
Billings and other (1)	3,305	2,714
Contribution from contract asset	5	44
Revenue recognized ratably over time	(4,453)	(3,488)
Revenue recognized over time as delivered	(191)	(172)
Revenue recognized at a point in time	(221)	(77)
Unearned revenue from business combinations	5	0
Unearned revenue, end of period	$9,112	$7,585
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2020	$14.5	$14.8	$29.3
As of January 31, 2020	$15.0	$15.8	$30.8

3. Investments
Marketable Securities
At April 30, 2020, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,312	$9	$(28)	$2,293
U.S. treasury securities	172	2	0	174
Mortgage backed obligations	269	5	0	274
Asset backed securities	890	3	(4)	889
Municipal securities	165	1	0	166
Foreign government obligations	92	1	0	93
U.S. agency obligations	12	0	0	12
Time deposits	1	0	0	1
Covered bonds	128	0	0	128
Total marketable securities	$4,041	$21	$(32)	$4,030
At January 31, 2020, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,199	$9	$(1)	$2,207
U.S. treasury securities	182	1	0	183
Mortgage backed obligations	225	1	0	226
Asset backed securities	779	2	0	781
Municipal securities	157	1	0	158
Foreign government obligations	69	0	0	69
U.S. agency obligations	12	0	0	12
Time deposits	1	0	0	1
Covered bonds	165	0	0	165
Total marketable securities	$3,789	$14	$(1)	$3,802
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	April 30, 2020	January 31, 2020
Due within 1 year	$1,293	$1,332
Due in 1 year through 5 years	2,721	2,466
Due in 5 years through 10 years	16	4
	$4,030	$3,802
As of April 30, 2020, the following marketable securities were in a continuous unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$1,463	$(28)	$0	$0	$1,463	$(28)
Asset backed securities	359	(4)	0	0	359	(4)
	$1,822	$(32)	$0	$0	$1,822	$(32)
The unrealized losses for each of the marketable securities ranged from less than $1 million to approximately $2 million. The Company does not believe any of the unrealized losses represent an indication of credit loss based on its evaluation of available evidence as of April 30, 2020. The Company does not intend to sell its investments in a loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of the investment’s amortized basis. The Company notes no credit allowances were recorded as of April 30, 2020. The Company expects to receive the full principal and interest on all of these marketable securities.

Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended April 30,
	2020	2019
Interest income	$28	$26
Realized gains	1	0
Realized losses	(1)	0
Investment income	$28	$26
Strategic Investments
Strategic investments by form and measurement category as of April 30, 2020 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$32	$1,731	$93	$1,856
Debt securities	0	0	46	46
Balance as of April 30, 2020	$32	$1,731	$139	$1,902
Strategic investments by form and measurement category as of January 31, 2020 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$1,502	$40	$1,912
Debt securities	0	0	51	51
Balance as of January 31, 2020	$370	$1,502	$91	$1,963
Measurement Alternative Adjustments
The components of privately held equity securities accounted for under the measurement alternative included in the table above are presented below (in millions):

	Three Months Ended April 30,
	2020	2019
Carrying amount, beginning of period	$1,502	$785
Adjustments related to privately held equity securities:
Net additions (1)	265	20
Upward adjustments	30	140
Impairments and downward adjustments	(66)	(18)
Carrying amount, end of period	$1,731	$927
(1) Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
In February 2020, the Company made a strategic investment of $150 million in cash for preferred shares of a technology company in a preferred stock financing. The investment was accounted for using the measurement alternative.
Since the adoption of Accounting Standards Update No. 2016-01, “Financial Instrument-Overall (Subtopic 825-10)” (“ASU 2016-01”) on February 1, 2018, cumulative impairments and downward adjustments were $168 million and cumulative upward adjustments were $484 million through April 30, 2020.

Gains (losses) on strategic investments, net
The components of gains and losses on strategic investments are presented below (in millions):

1	Three Months Ended April 30,
	2020	2019
Unrealized gains recognized on publicly traded equity securities, net	$0	$150
Unrealized gains (losses) recognized on privately held equity securities, net	(38)	122
Realized gains on sales of equity securities, net	239	19
Losses on debt securities, net	(9)	(10)
Gains on strategic investments, net	$192	$281
Realized gains on sales of equity securities, net reflects the difference between the sale proceeds and the carrying value of the equity security at the beginning of the period or the purchase date, if later. The cumulative net gain, measured as the sale price less the initial purchase price, for equity securities exited during the three months ended April 30, 2020 was $359 million and was primarily driven by the Company's sale of two of its publicly traded investments resulting in a realized gain of $222 million, and a cumulative net gain of $314 million.
Net unrealized losses recognized in the three months ended April 30, 2020 for strategic investments still held as of April 30, 2020 were $47 million, and includes approximately $77 million of impairments on its privately held equity and debt securities during the three months ended April 30, 2020.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	April 30, 2020	January 31, 2020
Notional amount of foreign currency derivative contracts	$4,697	$5,543
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	April 30, 2020	January 31, 2020
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$43	$28
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$73	$24
Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the condensed consolidated statements of operations are summarized below (in millions):

	Three Months Ended April 30,
	2020	2019
Foreign currency derivative contracts	$(28)	$22

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of April 30, 2020 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2020
Cash equivalents (1):
Time deposits	$0	$927	$0	$927
Money market mutual funds	2,485	0	0	2,485
Marketable securities:
Corporate notes and obligations	0	2,293	0	2,293
U.S. treasury securities	0	174	0	174
Mortgage backed obligations	0	274	0	274
Asset backed securities	0	889	0	889
Municipal securities	0	166	0	166
Foreign government obligations	0	93	0	93
U.S. agency obligations	0	12	0	12
Time deposits	0	1	0	1
Covered bonds	0	128	0	128
Strategic investments:
Publicly held equity securities	32	0	0	32
Foreign currency derivative contracts (2)	0	43	0	43
Total assets	$2,517	$5,000	$0	$7,517
Liabilities:
Foreign currency derivative contracts (3)	0	73	0	73
Total liabilities	$0	$73	$0	$73
___________
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of April 30, 2020, in addition to $2.4 billion of cash.
(2) Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of April 30, 2020.
(3) Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of April 30, 2020.

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
Strategic investments measured and recorded at fair value on a non-recurring basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For example, the Company's privately held equity securities that have been remeasured are classified within Level 3 in the fair value hierarchy because the value is based on valuation methods using the observable transaction price and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds. The Company's privately held debt and equity securities and equity method investments amounted to $1.9 billion as of April 30, 2020 and $1.6 billion as of January 31, 2020.
6. Business Combinations
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
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combination
Intangible assets acquired through business combinations are as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2020	Additions and retirements, net	April 30, 2020	January 31, 2020	Expense and retirements, net	April 30, 2020	January 31, 2020	April 30, 2020
Acquired developed technology	$3,598	$11	$3,609	$(1,249)	$(159)	$(1,408)	$2,349	$2,201	3.9
Customer relationships	3,252	17	3,269	(888)	(106)	(994)	2,364	2,275	6.3
Other (1)	72	7	79	(61)	(6)	(67)	11	12	2.2
Total	$6,922	$35	$6,957	$(2,198)	$(271)	$(2,469)	$4,724	$4,488	5.1
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2020 and 2019 was $271 million and $129 million, respectively.
The expected future amortization expense for intangible assets as of April 30, 2020 is as follows (in millions):

Fiscal Period:
Remaining nine months of Fiscal 2021	$798
Fiscal 2022	995
Fiscal 2023	840
Fiscal 2024	752
Fiscal 2025	516
Thereafter	587
Total amortization expense	$4,488
Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations were $73 million and $93 million as of April 30, 2020 and January 31, 2020, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2020	$25,134
Evergage	74
Other acquisitions and adjustments (1)	58
Balance as of April 30, 2020	$25,266
(1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.

8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended April 30, 2020	April 30, 2020	January 31, 2020
2023 Senior Notes	April 2018	April 2023	3.26%	$995	$995
2028 Senior Notes	April 2018	April 2028	3.70%	1,490	1,489
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	192	193
Total carrying value of debt				2,677	2,677
Less current portion of debt				(4)	(4)
Total noncurrent debt				$2,673	$2,673
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of April 30, 2020.
The total estimated fair value of the Company's 2023 and 2028 Senior Notes as of April 30, 2020 and January 31, 2020 was $2.8 billion and $2.7 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 2023 and 2028 Senior Notes as of the last day of trading for the first quarter of fiscal 2021 and last day of trading for the fourth quarter of fiscal 2020, respectively, and is deemed a Level 2 liability within the fair value measurement framework.
The expected future principal payments for all borrowings as of April 30, 2020 is as follows (in millions):

Fiscal period:
Remaining nine months of Fiscal 2021	$3
Fiscal 2022	4
Fiscal 2023	4
Fiscal 2024	1,182
Fiscal 2025	0
Thereafter	1,500
Total principal outstanding	$2,693
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
There were no outstanding borrowings under the Credit Facility as of April 30, 2020. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended April 30,
	2020	2019
Contractual interest expense	$24	$28
Amortization of debt issuance costs	1	1
	$25	$29

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
Accounts payable, accrued expenses and other liabilities as of April 30, 2020 included approximately $0.9 billion of accrued compensation as compared to $1.5 billion as of January 31, 2020.
10. Stockholders’ Equity
The fair value of the Company’s stock options and ESPP shares was estimated on the date of grant and the first day of the ESPP purchase period, respectively, using Black-Scholes option pricing model. The weighted-average fair value per share for stock options grants, excluding assumed awards, was $39.67 and $40.82 in the three months ended April 30, 2020 and 2019, respectively.
ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The Company's ESPP allows for two purchases during the fiscal year, one during the second quarter and one during the fourth quarter. The estimated life of the ESPP will be based on the two purchase periods within each offering period. The weighted-average fair value per share for ESPP shares was $41.76 in the three months ended April 30, 2020.
Stock option activity, excluding the ESPP for the three months ended April 30, 2020 is as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2020	27	$98.56
Options granted under all plans	6	154.23
Exercised	(2)	62.67
Balance as of April 30, 2020	31	$111.82	$1,542
Vested or expected to vest	28	$108.78	$1,509
Exercisable as of April 30, 2020	14	$77.73	$1,201
The following table summarizes information about stock options outstanding as of April 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.36 to $59.34	7	2.9	$40.47	6	$41.91
$59.37 to $80.99	5	3.4	77.03	4	77.85
$81.02 to $118.04	5	4.8	114.30	2	113.29
$122.03 to $148.95	2	6.0	142.32	0	0.00
$154.14	6	7.0	154.14	0	0.00
$155.20 to $189.50	6	5.8	161.90	2	161.50
	31	4.9	$111.82	14	$77.73

Restricted stock activity for the three months ended April 30, 2020 is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2020	28	$140.14
Granted - restricted stock units and awards	9	155.92
Granted - performance-based stock units	1	154.14
Canceled	(1)	138.87
Vested and converted to shares	(4)	135.70
Balance as of April 30, 2020	33	$142.71	$5,428
Expected to vest	29		$4,654
During the three months ended April 30, 2020, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $504 million. The aggregate stock compensation remaining to be recognized as of April 30, 2020 is as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2021	$1,638
Fiscal 2022	1,684
Fiscal 2023	1,219
Fiscal 2024	630
Fiscal 2025	94
Thereafter	3
Total stock compensation	$5,268
The aggregate stock compensation remaining to be recognized to costs and expenses will be recognized over a weighted-average period of approximately 2 years.
Shares reserved and available for future issuance as of April 30, 2020 and January 31, 2020 were 115 million shares and 133 million shares, respectively.
11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2020, the Company reported a tax benefit of $52 million on a pretax income of $47 million, which resulted in a negative effective tax rate of 111 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to favorable discrete tax items including excess tax benefits from stock-based compensation.
For the three months ended April 30, 2019, the Company reported a tax provision of $90 million on a pretax income of $482 million, which resulted in an effective tax rate of 19 percent. The Company's effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to excess tax benefits from stock-based compensation, offset by profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States and France. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that a decrease of its unrecognized tax benefits up to approximately $17 million may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.

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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

1	Three Months Ended April 30,
	2020	2019
Numerator:
Net income	$99	$392
Denominator:
Weighted-average shares outstanding for basic earnings per share	896	771
Dilutive effect of employee stock awards	17	22
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	913	793
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2020	2019
Employee stock awards	10	3

13. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of one year to 22 years, some of which include options to extend for up to five years, and some of which include options to terminate within one year.
Total operating lease costs were $279 million and $206 million for the three months ended April 30, 2020 and 2019, respectively.
For the three months ended April 30, 2020, cash payments for operating leases were $226 million. New ROU assets obtained in exchange for operating lease liabilities were $189 million during the three months ended April 30, 2020.
As of April 30, 2020, for operating leases, the weighted-average remaining lease term is seven years, and the weighted-average discount rate is 2.7 percent. As of April 30, 2020, for finance leases, the weighted-average remaining lease term is 18 years, and the weighted-average discount rate is 4.5 percent.

As of April 30, 2020, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining nine months of Fiscal 2021	$618	$49
Fiscal 2022	665	23
Fiscal 2023	490	23
Fiscal 2024	371	24
Fiscal 2025	301	24
Thereafter	1,054	410
Total minimum lease payments	3,499	553
Less: Imputed interest	(335)	(182)
Total	$3,164	$371
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $187 million in the next five years and $49 million thereafter.
The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the Company's future contractual obligations when it is reasonably certain that the Company will exercise that option. The Company did not use hindsight when determining lease term therefore, as of April 30, 2020, renewal options are only included for the Company's finance lease for 350 Mission.
As of April 30, 2020, the Company has additional operating leases that have not yet commenced totaling $2.4 billion and therefore not reflected on the condensed consolidated balance sheet and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2021 and fiscal year 2025 with lease terms of one to 18 years.
Of the total operating lease commitment balance, including leases not yet commenced, of $5.9 billion, approximately $5.4 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of April 30, 2020, the Company had a total of $94 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2033.
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

Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau and two of its now former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York (the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017. In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose, among other things, that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two more of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019. On January 15, 2020, the court granted lead plaintiff’s motion for class certification. The parties have completed fact discovery and are engaged in expert discovery. The court has not yet set a trial date.
In August 2018, Tableau was named as a nominal defendant in a purported shareholder derivative action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Tableau, against certain of its now former directors and officers. The derivative action arises out of many of the factual allegations at issue in the Scheufele Action, and generally alleges that the individual defendants breached fiduciary duties owed to Tableau. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. The case is currently stayed. In April 2020, the same purported stockholder who filed the 2018 derivative action, who had previously been a shareholder of Tableau and acquired shares of Salesforce as a result of the acquisition of Tableau by Salesforce in August 2019, filed a “double derivative” action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Salesforce and Tableau, against certain of Tableau’s now former directors and officers. The double derivative complaint adds Salesforce as an additional nominal defendant, but otherwise names the same individual defendants, generally alleges the same purported wrongdoing, and seeks the same relief as the 2018 derivative action. The Company has not yet responded to the complaint.
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
As a result of the business combination with Salesforce.org in fiscal 2020, which was a related party, the Company agreed to use its best efforts to make charitable cash commitments of up to $5 million quarterly to the Foundation for ten years beginning in the third quarter of fiscal 2020.
16. Subsequent Events
In June 2020, the Company acquired all outstanding stock of Vlocity, Inc. (“Vlocity”), a leading provider of industry-specific cloud and mobile software. The total estimated consideration for Vlocity was approximately $1.2 billion, net of the value of shares held by the Company, and consisted of cash and the assumption of outstanding equity awards held by Vlocity employees.
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

These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain service performance and security levels meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure and costs related to additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau, and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services beyond the CRM market; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to realize the benefits from strategic partnerships, joint ventures and investments; our ability to successfully integrate acquired businesses and technologies; our ability to compete in the market in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic and market conditions; the impact of geopolitical events; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; risks related to our 2023 and 2028 senior notes, revolving credit facility and loan associated with 50 Fremont; our ability to comply with our debt covenants and lease obligations; and the impact of climate change, natural disasters and actual or threatened public health emergencies, including the ongoing COVID-19 pandemic. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
In response to the COVID-19 pandemic, we have been guided by our core values of trust, customer success, innovation and equality. In the first fiscal quarter of 2021, we took actions in response to the pandemic that focused on maintaining business continuity, helping our employees, helping our customers and communities, and preparing for the future and the long-term success of our business.
Below is a summary of our response to and known impacts from the COVID-19 pandemic on our operational and financial performance as of and for the three months ended April 30, 2020:

•The sudden operational and economic impacts resulting from the COVID-19 pandemic affected some of our customers’ financial willingness or ability to pay. We supported certain customers who were experiencing distress as a result of COVID-19 by providing them with some temporary financial flexibility, such as payment delays. This resulted in a negative impact to our operating cash flows during the quarter. While significant uncertainty remains as to the ongoing economic and possible follow-on effects of the pandemic, including the impact on our customers’ ability or willingness to pay, we expect to collect the majority of amounts deferred as of April 30, 2020 during the remainder of this fiscal year.
•For approximately the first half of the quarter ended April 30, 2020, our incremental new business, which we define as orders for incremental applications or subscriptions from new or existing customers, continued with the momentum from the end of fiscal 2020 and was consistent with historical trends and seasonality for the same period a year ago. However, since the second half of March, as COVID-19 emerged as a global biological and economic crisis, we experienced a decline in new business as compared to the same period a year ago. We believe this was because customers were delaying or reducing their purchasing decisions due to the financial impact and future uncertainty of the global economic situation. In addition, the average contract duration for incremental new business, as well as renewals signed, in the first fiscal quarter of 2021 was approximately three months shorter compared to historical averages.
•The impact to revenue recognized ratably over time during the three months ended April 30, 2020 was not material. Software licenses revenues recognized at a point in time, which represent approximately five percent of total subscription and support revenues (primarily from our MuleSoft and Tableau products), were negatively impacted, in part due to lower new business and shorter contract duration, as discussed above, which we believe is due to our customers’ uncertainty due to COVID-19.
•We offered our direct sales force a one-time partial minimum commission guarantee that would pay the greater of actual commissions earned or a fixed amount of their variable compensation that would have been otherwise paid if incremental new business were not impacted. As these payments were not a cost to obtain a revenue contract, the amounts were immediately expensed and reflected in our results of operations. The total value of the commitment was approximately $140 million.
•Due to social distancing and the cessation of travel, we cancelled our in person customer and industry events, including Dreamforce, World Tours, Connections, Basecamps and Salesforce.org’s Higher Ed Summit, as well as employee events, and plan to provide virtual-only experiences for the remainder of 2020. As a result we were required to terminate or modify related contracts resulting in the acceleration of expenses of approximately $65 million. If our events were not modified or cancelled, these expenses would have been recognized in the quarters for which the events were originally scheduled. In addition, we have incurred incremental marketing expenses to support our virtual marketing efforts in the absence of physical events.
•We directed our global workforce to work from home and cancelled all business travel by our employees, resulting in a net benefit to operating expenses of approximately $75 million. In addition, we continue to evaluate our office space needs and as a result, we have decided to permanently exit certain spaces. As a result, we have recorded approximately $25 million in estimated operating lease right of use assets impairment.
•We recorded over $20 million in operating expenses for donations and relief to members of the Salesforce ecosystem due to the ongoing COVID-19 pandemic.
•We recorded approximately $77 million in impairment charges related to our strategic investment portfolio, which were primarily due to the impact of COVID-19 on the portfolio investment companies.

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
As a result of the first quarter financial impacts of COVID-19 and our current assumptions related to the extent to which the pandemic will affect our business going forward, we expect our business in fiscal 2021 to continue to grow at rates lower than planned prior to the COVID-19 pandemic. Specifically, as a result of COVID-19, we expect slower growth in our new incremental business, total revenues, remaining performance obligation (“RPO”) and operating cash flows. We do not yet know the impact this will have on our long-term revenue growth.

The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, the severity of the disease, responsive actions taken by public health officials, the impacts on our customers and our sales cycles, our ability to generate new business leads, the impacts on our customer, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Due to our subscription based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity, our results of operations and overall financial performance may be harmed. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
See the section entitled “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Highlights from the First Quarter of Fiscal Year 2021.
•Revenue: Total first quarter revenue was $4.9 billion, an increase of 30 percent year-over-year.
•Earnings per Share: First quarter diluted earnings per share was $0.11, which benefited in part from gains on our strategic investment portfolio, as compared to diluted earnings per share of $0.49 from a year ago.
•Cash: Total cash, cash equivalents and marketable securities ended the first quarter at $9.8 billion, an increase of 54 percent year-over-year. Cash provided by operations for the first quarter was $1.9 billion, a decrease of five percent year-over-year.
•Remaining Performance Obligation: Remaining performance obligation ended the first quarter at approximately $29.3 billion, an increase of 18 percent year-over-year. Our remaining performance obligation includes approximately $450 million and $700 million related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively. Current remaining performance obligation ended the first quarter at approximately $14.5 billion, an increase of 23 percent year-over-year.
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
We regularly evaluate acquisitions and investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings through a disciplined and thoughtful acquisition process and to nurture the overall ecosystem for our offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our business and growth strategy, we are delivering innovative solutions in new categories, including analytics and integration. We drive innovation organically and to a lesser extent through acquisitions.
As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses for equity awards and amortization of purchased intangibles, which have reduced our operating income.
We periodically make changes to our sales organization to position us for long-term growth, which has in the past and could again in the future result in temporary disruptions to our sales productivity. In addition, we have experienced, and may at times in the future experience, more variation from our forecasted expectations of new business activity due to longer and less predictable sales cycles and increasing complexity of our business, which includes an expanded mix of products and various revenue models resulting from acquisitions and increased enterprise solution selling activities. While we do not expect any of these changes to have a material adverse effect on our business, we experienced slower growth in new business in the quarter than we originally planned, primarily due to the impacts of COVID-19. Slower growth in new business in a given period could negatively affect our revenues in future periods, as well as remaining performance obligation in current or future periods, particularly if experienced on a sustained basis.
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, expose us to the risk of fluctuations in foreign currency markets. Fluctuations in foreign currency exchange rates had a modest adverse impact on our revenue results for the three months ended April 30, 2020 and had a minimal impact on our remaining performance obligation as of April 30, 2020. We expect these fluctuations to continue in the future.
Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and related professional services. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the three months ended April 30, 2020.
Subscription and support revenues are primarily comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"). With the May 2018 acquisition of MuleSoft and the August 2019 acquisition of Tableau, subscription and support revenues also include revenues associated with software licenses. Software license revenues include fees from the sales of term and perpetual licenses. Revenues from software licenses are generally recognized upfront when the software is made available to the customer and revenues from the related support are generally recognized ratably over the contract term. Changes in average contract duration can impact revenues recognized upfront. For example, software licenses revenues recognized upfront (primarily from our MuleSoft and Tableau products) were negatively impacted for the three months ended April 30, 2020, in part due to shorter contract duration than historical averages as a result of COVID-19. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the three months ended April 30, 2020.
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
Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Conversely, our third quarter has historically been our smallest operating cash flow quarter. The impact of COVID-19, including the impact on our customers’ ability or willingness to pay, our ability to collect, and the temporary financial flexibility offered to some customers, has affected and may continue to affect trends related to the seasonal nature of unearned revenue, accounts receivable and operating cash flow.
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
Fiscal 2021
Fiscal 2020
Fiscal 2019

Net Cash Provided by Operating Activities
(three months ended)
$2,000
$1,000
Q1
Q2
Q3
Q4
Fiscal 2021
Fiscal 2020
Fiscal 2019

The first quarter fiscal 2021 results reflected in the tables above include the impact of the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.
Remaining Performance Obligation
Our remaining performance obligation represents all future revenue under contract that has not yet been recognized as revenue and includes unearned revenue and unbilled amounts. Our current remaining performance obligation represents future revenue under contract that is expected to be recognized as revenue in the next 12 months.
Remaining performance obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms, foreign currency exchange rates and fluctuations in new business growth. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding remaining performance obligation are typically high at the beginning of the contract period, zero just prior to renewal, and increase if the agreement is renewed. Low remaining performance obligation attributable to a particular subscription agreement is often associated with an impending renewal but may not be an indicator of the likelihood of renewal or future revenue from such customer. Changes in average contract duration can impact remaining performance obligation. For example, if customers were to reduce the length of their subscription agreement due to the uncertainty around COVID-19, this would negatively impact remaining performance obligation.
Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$ (In Billions)
40
30
20
10
0
Q1 FY19
Q2 FY19
Q3 FY19
Q4 FY19
Q1 FY20
Q2 FY20 (4)
Q3 FY20 (3)
Q4 FY20 (2)
Q1 FY21 (1)
Current RPO
Noncurrent RPO

(1) Includes approximately $450 million and $700 million of remaining performance obligation related to Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.
(2) Includes approximately $450 million and $650 million of remaining performance obligation related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.
(3) Includes approximately $400 million and $550 million of remaining performance obligation related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.
(4) Includes approximately $350 million of remaining performance obligation related to the Salesforce.org business combination in June 2019.
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
•the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions; and
•the valuation of privately held strategic investments, including impairment considerations.
During the quarter, uncertainty around the impact of COVID-19 resulted in a higher level of judgment related to our estimates and assumptions concerning variable consideration related to revenue recognition, allowances for credit losses, impairment of strategic investments, contract termination costs related to customer and employee events and impairment of operating lease right of use assets. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates, including as a result of the COVID-19 pandemic, and any such differences may be material to our financial statements.
Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

1	Three Months Ended April 30,
	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Subscription and support	$4,575	94%	$3,496	94%
Professional services and other	290	6	241	6
Total revenues	4,865	100	3,737	100
Cost of revenues (1)(2):
Subscription and support	966	20	678	18
Professional services and other	288	6	236	6
Total cost of revenues	1,254	26	914	24
Gross profit	3,611	74	2,823	76
Operating expenses (1)(2):
Research and development	859	18	554	15
Marketing and sales	2,390	49	1,697	45
General and administrative	502	10	362	10
Total operating expenses	3,751	77	2,613	70
Income (loss) from operations	(140)	(3)	210	6
Gains on strategic investments, net	192	4	281	7
Other expense	(5)	0	(9)	0
Income before benefit from (provision for) income taxes	47	1	482	13
Benefit from (provision for) income taxes	52	1	(90)	(3)
Net income	$99	2%	$392	10%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2020	% of Total Revenues	2019	% of Total Revenues
Cost of revenues	$159	3%	$61	2%
Marketing and sales	112	2%	68	2
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended April 30,
	2020	% of Total Revenues	2019	% of Total Revenues
Cost of revenues	$52	1%	$43	1%
Research and development	166	3	81	2
Marketing and sales	223	5	177	5
General and administrative	63	1	42	1

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of April 30,	As of January 31,
	2020	2020
Cash, cash equivalents and marketable securities	$9,802	$7,947
Unearned revenue	9,112	10,662
Remaining performance obligation	29.3	30.8
Principal due on our outstanding debt obligations (1)	2,693	2,694
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the three months ended April 30, 2020 compared to the same period of fiscal 2020 was impacted by our business combination and acquisitions in the current and prior year, including the acquisition of Tableau in the prior year, which was our largest acquisition to date. In our discussion of changes in our results of operations for the three months ended April 30, 2020 compared to the same period of fiscal 2020, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date on the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended April 30,		Variance
(in millions)	2020	2019	Dollars	Percent
Subscription and support	$4,575	$3,496	$1,079	31%
Professional services and other	290	241	49	20
Total revenues	$4,865	$3,737	$1,128	30
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately five percent of total subscription and support revenues for the three months ended April 30, 2020. Subscription and support revenues accounted for approximately 94 percent of our total revenues for both the three months ended April 30, 2020 and 2019. Additionally, subscription and support revenues increased by approximately $46 million as a result of one more day (February 29, 2020) in the three months ended April 30, 2020 compared to the same period a year ago.
The business combination with Salesforce.org in June 2019 and acquisition of Tableau in August 2019 contributed approximately $104 million and $273 million to total subscription and support revenues in the three months ended April 30, 2020, respectively. As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of April 30, 2020, our attrition rate, excluding Integration Cloud, Salesforce.org and Tableau, was less than nine percent. Our attrition rate for the three months ended April 30, 2020 benefited, in part, from the ongoing shift in our business mix to enterprise and international markets which have longer customer contract term durations. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. While it is difficult to predict, we expect our attrition rate to remain consistent in the near term due to the timing of renewals, as the fourth quarter is the largest quarter for renewals, and the diversity of size, industry and geography within the customer base, but it may increase over time as a result of COVID-19.
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
Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2020	2019	Variance Percent
Sales Cloud	$1,245	$1,073	16%
Service Cloud	1,252	1,020	23%
Salesforce Platform and Other	1,364	842	62%
Marketing and Commerce Cloud	714	561	27%
Total	$4,575	$3,496
Our Industry Offerings revenue is included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. Integration and Analytics revenues are included in Salesforce Platform and Other. The acquisition of Tableau in August 2019 contributed approximately $273 million to Salesforce Platform and Other during the three months ended April 30, 2020. The revenue growth rates of each of our core service offerings have been and may be impacted by COVID-19 in the future, depending on our customer’s actual and projected business needs. For example, we experienced increased demand for our Commerce Cloud offering for the three months ended April 30, 2020 when compared to prior periods.
Revenues by geography were as follows:

	Three Months Ended April 30,
(in millions)	2020	As a % of Total Revenues	2019	As a % of Total Revenues	Growth Rate
Americas	$3,370	69%	$2,617	70%	29%
Europe	1,034	21	755	20	37
Asia Pacific	461	10	365	10	26
Total	$4,865	100%	$3,737	100%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Revenues in the Americas and Europe also benefited from our acquisition of Tableau in August 2019. Foreign currency fluctuations, primarily the strengthening British Pound Sterling, had a negative impact on revenues outside of the Americas of approximately $34 million in the three months ended April 30, 2020 compared to a negative impact of approximately $60 million during the three months ended April 30, 2019.
Cost of Revenues.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2020	2019
Subscription and support	$966	$678	$288
Professional services and other	288	236	52
Total cost of revenues	$1,254	$914	$340
Percent of total revenues	26%	24%
For the three months ended April 30, 2020, the increase in cost of revenues was primarily due to an increase of $90 million in employee-related costs, an increase of $9 million in stock-based expenses, an increase of $80 million in service delivery costs, primarily due to our efforts to increase data center capacity and an increase of amortization of purchased intangible assets of $98 million. Service delivery costs associated with our perpetual and term software licenses are lower than service delivery costs associated with our cloud service offerings and as a result, our subscription and support gross margin in the three months ended April 30, 2020 benefited, in part, due to this shift in our business mix.

We have increased our headcount by 36 percent since April 30, 2019 to meet the higher demand for services from our customers, and our recent acquisitions also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Our professional services and other gross margin was positive $2 million during the three months ended April 30, 2020 and positive $5 million during fiscal 2019. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2020	2019
Research and development	$859	$554	$305
Marketing and sales	2,390	1,697	693
General and administrative	502	362	140
Total operating expenses	$3,751	$2,613	$1,138
Percent of total revenues	77%	70%
For the three months ended April 30, 2020, the increase in research and development expenses was primarily due to an increase of approximately $182 million in employee-related costs, an increase of $85 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. Our research and development headcount increased by 47 percent since April 30, 2019 in order to improve and extend our service offerings, develop new technologies, and integrate acquired companies. Our recent acquisitions also contributed to this increase in headcount. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For the three months ended April 30, 2020, the increase in marketing and sales expenses was primarily due to an increase of $494 million in employee-related costs and amortization of deferred commissions, an increase of $46 million in stock-based expenses, an increase in amortization of purchased intangible assets of $44 million, and allocated overhead. Marketing and sales expenses for the three months ended April 30, 2020 were also negatively impacted by the one-time partial minimum commission guarantee offered to our direct sales force and the cancellation of our in-person events. Our marketing and sales headcount increased by 34 percent since April 30, 2019, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Our recent acquisitions also contributed to this increase in headcount. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel.
For the three months ended April 30, 2020, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. General and administrative expenses for the three months ended April 30, 2020 were also negatively impacted by our donations to members of our ecosystem and community, including the donation of personal protective equipment. Our general and administrative headcount increased by 43 percent since April 30, 2019 as we added personnel to support our growth, and our recent acquisitions also contributed to this increase. While not material to date, we may experience increasing credit loss risks from accounts receivable in future periods depending on the duration or degree of economic slowdown caused by the COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessments.
Other income and expense.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2020	2019
Gains on strategic investments, net	$192	$281	$(89)
Other expense	(5)	(9)	4
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains recognized during the three months ended April 30, 2020, were primarily driven by realized gains recognized on publicly held equity securities of $231 million and unrealized gains recognized on privately held securities of $30 million, offset by impairments of $77 million, due to changes in the macroeconomic climate and difficulties investee companies experienced raising funding. A significant change in the liquidity or financial positions of our investees, including arising from prolonged effects of COVID-19 and related public health measures on the global economic landscape could have a material impact on our future financial position, results of operations and cash flows. For example, impairment costs increased $49 million during the three months ended April 30, 2020 compared to the same period a year ago, primarily as a result of COVID-19 and the corresponding economic downturn.
Other expense primarily consists of interest expense on our debt as well as our operating and finance leases offset by investment income. Interest expense was $29 million and $35 million for the three months ended April 30, 2020 and 2019, respectively. Investment income increased $2 million in the three months ended April 30, 2020 compared to the same period a year ago due to higher interest income across our portfolio, which is primarily a result of the larger cash equivalents and marketable securities balances.
Benefit from (provision for) income taxes.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2020	2019
Benefit from (provision for) income taxes	$52	$(90)	$142
Effective tax rate	(111)%	19%
During the three months ended April 30, 2020, we recognized a tax benefit of $52 million on a pretax income of $47 million. Our tax provision decreased from the same period a year ago primarily due to smaller quarter-to-date pre-tax income. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings or material discrete tax items or a combination of these factors resulting from transactions or events, for example, acquisitions, changes to our operating structure, or COVID-19.
Liquidity and Capital Resources
At April 30, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $9.8 billion and accounts receivable of $3.1 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset backed securities, foreign government obligations, mortgage backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our revolving loan credit agreement, which provides $1.0 billion unsecured financing (“Credit Facility”) as of April 30, 2020, also serves as a source of liquidity.
As of April 30, 2020, our remaining performance obligation was $29.3 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities and, if necessary, our borrowing capacity under our Credit Facility and unbilled amounts related to contracted non-cancelable subscription agreements, which is not reflected on the balance sheet, will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For the three months ended April 30, 2020 and 2019 our cash flows were as follows (in millions):

1	Three Months Ended April 30,
	2020	2019
Net cash provided by operating activities	$1,859	$1,965
Net cash used in investing activities	(437)	(726)
Net cash provided by financing activities	209	207

Operating Activities
The net cash provided by operating activities during the three months ended April 30, 2020 was primarily related to net income of $99 million, adjusted for non-cash items of $658 million of depreciation and amortization, $504 million of expenses related to employee stock plans and $247 million of amortization of costs capitalized to obtain revenue contracts, and change in accounts receivable, net of $3.1 billion, offset by change in unearned revenue of $1.6 billion. Cash provided by operating activities during the three months ended April 30, 2020 was negatively impacted by providing temporary financial flexibility to customers most affected by COVID-19. In addition, our operating cash flows were negatively impacted by the partial minimum commission guarantee as these cash outflows were not offset by corresponding cash inflows from customer receipts.
The net cash provided by operating activities during the three months ended April 30, 2019 was primarily related to net income of $392 million, adjusted for non-cash items such as $437 million related to depreciation and amortization and $343 million of expenses related to employee stock plans, and change in accounts receivable, net of $2.8 billion, offset by change in unearned revenue of $1.0 billion.
Investing Activities
The net cash used in investing activities during the three months ended April 30, 2020 was primarily related to the purchases of marketable securities of $834 million and was offset by sales and maturities of marketable securities of $564 million. In addition, we paid approximately $150 million of cash consideration related to the purchase of 450 Mission, which is reflected in capital expenditures, and approximately $103 million of cash consideration for business combinations, net of cash acquired during the three months ended April 30, 2020.
The net cash used in investing activities during the three months ended April 30, 2019 was primarily related to the purchases of marketable securities of $734 million.
Financing Activities
Net cash provided by financing activities during the three months ended April 30, 2020 consisted primarily of $258 million from proceeds from equity plans offset by principal payments on financing obligations of $48 million.
Net cash provided by financing activities during the three months ended April 30, 2019 consisted primarily of $219 million from proceeds from equity plans.
Debt
As of April 30, 2020, we had senior unsecured debt outstanding due in 2023 and 2028 with a total carrying value of $2.5 billion. In addition, we had senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $192 million. We were in compliance with all debt covenants as of April 30, 2020.
We maintain a $1.0 billion Credit Facility that matures in April 2023. There were no outstanding borrowings under the Credit Facility as of April 30, 2020. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At April 30, 2020, the future non-cancelable minimum payments under these commitments were approximately $4.1 billion. As of April 30, 2020, we have additional operating leases that have not yet commenced totaling $2.4 billion. These operating leases include agreements for office facilities to be constructed and will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 1 to 18 years.
During fiscal 2021 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure including offices, information technology and data centers to provide capacity for the growth of our business, however our strategy may change related to these investments and we may slow the pace of our investments due to COVID-19.

Other Future Obligations
In June 2020, we acquired all outstanding stock of Vlocity, Inc. (“Vlocity”), a leading provider of industry-specific cloud and mobile software for approximately $1.2 billion, which consisted of cash and the assumption of outstanding equity awards held by Vlocity employees.
In October 2019, we acquired ClickSoftware for approximately $1.4 billion. In the event that we fully integrate the operations and assets of ClickSoftware, as well as other acquired Israeli based entities into our operations, we may be subject to a potential one-time income tax charge based on an assumed Israeli statutory tax rate of 23 percent applied to the value of any transferred intangibles. Our tax provision for fiscal 2020 reflected the estimated incremental tax costs associated with the integration of ClickSoftware’s operations and assets. The timing and amount of the cash payment, if any, is uncertain and would be based upon a number of factors, including our integration plans, valuations related to intercompany transactions, the tax rate in effect at the time, potential negotiations with the taxing authorities and potential litigation.
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
In the current fiscal year our ESG highlights as of April 30, 2020 include the following:

•COVID-19 Response. We mobilized to support our employees, our customers, and our communities in response to the COVID-19 pandemic in a number of ways. In addition, to ensure business continuity and to mitigate the impact on our business operations, from the beginning we performed impact assessments, contingency planning and frequent leadership updates, including with our Board of Directors. Examples of some of the actions we took include investing in our employees, customers and communities and preparing for the future, which we believe will benefit our company and our stakeholders over the long-term:
◦Protecting our workforce. In an effort to protect the safety and well-being of our employees we closed our offices around the world and provided an allowance for employees to use for equipment to advance their ability to work from home. We have provided regular communication and updates to employees, including through company-wide video calls led by senior management, with participation of Board members and guest experts in psychology and other medical fields. We launched a daily “B-Well Together” company-wide video program, that was subsequently opened to the public, also featuring physical and mental health experts and other informative and inspiring speakers. In addition, we have continued to pay all of our hourly and salaried workers and support staff and announced a 90 day no significant layoff pledge in March 2020.
◦Innovation and customer support. To support our customers we launched Salesforce Care, a suite of free rapid response solutions to help companies navigate COVID-19, including solutions designed to support response to the pandemic in the healthcare industry, solutions designed to support companies with employee and customer support during the pandemic, and other solutions designed to support social community engagement, philanthropy, and small businesses. We also launched the Tableau COVID-19 Data Hub, to help organizations around the world see and understand data about the pandemic. To further support small businesses, we created the Salesforce Care Small Business Grants program which supports small businesses as they work to replenish materials, pay salaries, or adapt their business models. We are also providing our technology to companies to support their own philanthropic efforts. For example, together with our partner

United Way, we are offering free access to Philanthropy Cloud for a limited time to companies to enable their employees to give back to their communities.
◦Supporting our communities. We have taken action to help address the Personal Protective Equipment (“PPE”) shortage facing medical personnel. During the three months ended April 30, 2020, we sourced millions of units of Personal Protective Equipment for doctors, nurses and first responders in the United States and other countries.
•Integrated philanthropy. Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, since inception we have given approximately $353 million to charitable organizations, logged more than five million employee volunteer hours around the world and provided more than 51,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount.
•Managing and recruiting a diverse and skilled workforce - We continued our investment in programs designed to enhance employee success and create a safe, healthy and engaging working environment.
◦V2MOM. We completed our annual organizational alignment exercise and released our corporate V2MOM, an internal management tool used by all employees which incorporates our vision, values, methods, obstacles, and measures for fiscal 2021. All employees are expected to complete their own annual V2MOM which aligns with the corporate V2MOM. We also have created a COVID-19 V2MOM and have taken steps to review and adjust our employee V2MOMs as a result of COVID-19.
◦Equal pay for equal work. As a result of our commitment to ensure everyone is paid equally for equal work we made $2.1 million in adjustments to employee compensation in March 2020 to address unexplained differences in pay. Through April 30, 2020, we have spent more than $12 million supporting these efforts.
•Protecting our Planet - We continued to make progress on our environmental goals, which we believe contributes to the long-term benefit of our company and our stockholders.
◦Science-Based Targets. We published progress towards achieving our science-based targets and 100 percent renewable energy commitments. In fiscal 2020, we procured electricity from renewable energy resources equivalent to 63 percent of what we used globally. We also achieved a 13 percent absolute reduction in Scope 1 and 2 emissions relative to fiscal 2019 marking progress toward our goal of achieving a 50 percent reduction by fiscal 2031. In addition, 15 percent of our targeted upstream suppliers now set their own science-based targets.
◦1t.org. In January 2020, the World Economic Forum (“WEF”) and certain partners, including Salesforce, launched 1t.org with a goal to conserve, restore and grow one trillion trees within this decade. To achieve this goal, Salesforce intends to contribute our technology to WEFs Uplink, a new digital platform to bring stakeholders together to advance the United Nations’ Sustainable Development Goals. We have also made a commitment to support and mobilize the conservation and restoration of 100 million trees over the next decade.
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
In January 2020, the UK exited the European Union (“EU”) (“Brexit”) and entered a transition period expected to last until the end of calendar 2020 during which the UK will continue to be subject to EU rules and regulations while it negotiates the future terms of its relationship with the EU. Brexit, and the outcome of these ongoing negotiations, could adversely affect the UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland that could partially mitigate the impact Brexit could have on our operations. In the three months ended April 30, 2020 and 2019, revenues generated in Europe were approximately 21 percent and 20 percent of total revenues, respectively, of which most are recorded in our UK, Germany, France, Italy, Spain and Ireland subsidiaries. Revenues in Europe were negatively impacted by approximately $33 million in the three months ended April 30, 2020 compared to the three months ended April 30, 2019 as a result of the strengthening British Pound Sterling. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Although the USD fluctuated against certain international currencies over the past several months, the amounts of revenue and remaining performance obligation that we reported in USD for foreign subsidiaries that transact in international currencies were similar to what we would have reported during the three months ended April 30, 2019 using a constant currency rate.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $9.8 billion as of April 30, 2020. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at April 30, 2020 could result in a $37 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2020, we had cash, cash equivalents and marketable securities totaling $7.9 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $38 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.

In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of April 30, 2020	Interest Terms	Effective interest rate for the three months ended April 30, 2020
2023 Senior Notes	April 2023	$1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	193	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on our credit rating. Our Credit Facility allows for the LIBOR rate to be phased-out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. Regardless of what amounts, if any, are outstanding under the Credit Facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our credit rating, payable in arrears quarterly. As of April 30, 2020, there was no outstanding borrowing amount under the Credit Facility.
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
As of April 30, 2020, our portfolio consisted of investments in over 270 companies, with capital investments ranging from less than $0.3 million to approximately $325 million, and 33 investments with carrying values individually equal to or in excess of approximately $10 million.
The following table sets forth additional information regarding active investments within our strategic investment portfolio as of April 30, 2020 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of April 30, 2020
Publicly held equity securities	$19	$13	$0	$32
Privately held equity securities	1,602	465	(243)	1,824
Total equity securities	$1,621	$478	$(243)	$1,856
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
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in enterprise value of our significant publicly traded and privately held equity securities held as of April 30, 2020, which represents 56% of the strategic investment portfolio, could result in a $90 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, none of our publicly held investments are subject to such a contractual obligation.
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
As a result of COVID-19, our employees globally shifted to working primarily from home beginning in March 2020. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we believe that our disclosure controls and procedures can be executed effectively and continue to be effective.
(b) Management’s Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting.
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
For more information regarding legal proceedings, see Note 14 “Legal Proceedings” to the condensed consolidated financial statements in Item 1 of Part I.

ITEM 1A.    RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.
Risks Related to Our Business and Industry
The effects of the COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results; the duration and extent to which this will impact our future results of operations remains uncertain.
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results; the duration and extent to which this will impact our future results of operations remain uncertain. In response to the COVID-19 pandemic, we have cancelled or delayed some customer events, and shifted many of them, including Dreamforce, World Tours, Connections, Basecamps and Salesforce.org’s Higher Ed Summit, to virtual-only experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee and industry events in the future. Our shift to creating virtual customer, employee and industry events may not be successful, and we may not be able to showcase our products as well as or generate the same customer interest, opportunities and leads through virtual events as we have historically done through in-person events. If we attempt to re-introduce large in-person events, we may not be able to do so successfully and our customers may not be able or willing to attend them.
We also temporarily closed all Salesforce offices globally. This global work-from-home operating environment has caused strain for, and has adversely impacted productivity of, certain employees, and these conditions may persist and harm our business, including our future sales and operating results. Additionally, our efforts to re-open our offices safely may not be successful, could expose our personnel to health risks, and will involve additional financial burdens. The COVID-19 epidemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may adversely affect our business.
Moreover, the conditions caused by the COVID-19 have affected customer IT spending and have and may continue to adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services. These conditions have delayed and may continue to delay prospective customers’ purchasing decisions, and have reduced and may continue to reduce the value or duration of our customers’ subscription contracts, and affect attrition rates, all of which could adversely affect our future sales and operating results.
Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Authorities throughout the world have implemented numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations. For example, these measures and related economic effects contributed to certain customers’ reluctance or inability to submit payments to us, and adversely impacted the effectiveness of outsourced service providers we use to collect payments, and these conditions may persist or worsen. The extent and duration of these measures could also impact our ability to address cybersecurity incidents, have resulted in increased internet demand which could cause access issues, could affect our ability to develop and support products and services, and could cause issues with access to data centers. As we continue to monitor the situation and public health guidance, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee and industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which the pandemic may impact our financial condition or results of operations, including our long-range plan, is uncertain. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ business and productivity, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten many of the other risks described in this ‘‘Risk Factors’’ section.
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in connection with the COVID-19 pandemic, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets, as has been the case with the COVID-19 pandemic. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; have reduced and may in the future reduce the value and duration of customer subscription contracts; and we expect these conditions will adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively, may be impaired by the effects of the COVID-19 pandemic and government actions in light of the pandemic. For example, a number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have recently adopted restrictions of varying kinds on transactions involving foreign investments. Governments may adopt more restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us.
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
We continue to experience significant growth in our customer base and personnel, particularly through acquisitions, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Due to the effects of and financial burdens associated with the COVID-19 pandemic, we may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.
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
The rapid spread of COVID-19 and its reverberating effects on the global economy have caused disruptions to our industry and to financial markets that are inhibiting and may continue to inhibit the ability of investee companies to complete a currently planned or future liquidity event. In some cases, our investee companies may no longer be able to operate or could experience reduced revenues or profitability, an increase in customer attrition, delayed public offerings, reduced ability to raise favorable rounds of financing, acquisitions at less favorable terms or insolvency or bankruptcy. These outcomes could materially adversely affect the Company’s financial position, results of operations, and cash flows.
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
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•natural disasters, acts of war, terrorism, and pandemics, including the ongoing COVID-19 pandemic and related public health measures and resulting changes to laws and regulations, including changes oriented to protecting local businesses or restricting the movement of our or our customers’ employees;
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
Our success depends on the willingness of a growing community of third-party developers and technology providers to build applications and provide integrations, data and content that are complementary to our services. Without the continued development of these applications and provision of such integrations, data and content, both current and potential customers may not find our services sufficiently attractive, which could impact future sales. In addition, for those customers who authorize a third-party technology partner access to their data, we do not provide any warranty related to the functionality, security or integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, integrations, data and content, even though not developed or sold by us, which may expose us to potential claims, liabilities and obligations, all of which could harm our business.
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
In addition, positions we take on social and ethical issues may be unpopular with some customers or potential customers, which has in the past and may in the future impact our ability to attract or retain such customers or other prospective customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these positions. Further, actions taken by our customers, including through the use or misuse of our products, may result in reputational harm or possible liability. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that such claims lack merit, such claims could cause reputational harm to our brand or result in liability. Our brand is also associated with our public commitments to sustainability, equality and ethical use, and any perceived changes in our dedication to these commitments could harm our reputation or brand and could adversely impact our relationships with our customers.
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
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, affecting our brand, causing us to incur significant expenses and harming our business. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have many U.S. patents and pending U.S. and international patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property rights in the U.S. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard-setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
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
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We have experienced significant competition in attracting and retaining, and may not in the future be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers, including restrictions imposed in response to the COVID-19 pandemic. These difficulties may potentially be further amplified by the high cost of living in the San Francisco Bay Area, where our headquarters are located. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
Our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services across our varying and diverse offerings. Outsourced provision of technical support may be suddenly and adversely impacted by unforeseen events, for example, as recently occurred when certain business process outsourced service providers were delayed in effectively servicing our customers due to conditions related to the COVID-19 pandemic. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
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
As of April 30, 2020, we had a substantial level of debt, including our 2023 and 2028 Senior Notes ("Senior Notes”), the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) due June 2023 and lease arrangements. We also have a Credit Facility under which we can draw $1.0 billion. Additionally, we have significant contractual commitments, such as commitments with infrastructure service providers, which are not reflected on our condensed consolidated balance sheets. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:
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
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics (including the ongoing COVID-19 pandemic) and other events beyond our control. For example, in response to the COVID-19 pandemic we temporarily closed our offices globally, including our corporate headquarters and are experiencing and expect to continue to experience ongoing effects related to the local and global economic and other effects of this pandemic. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our research and development activities, IT systems, and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct quake-related losses, with the exception of the building that we own in San Francisco, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic.
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
Our solutions are subject to export and import controls, including the Commerce Department’s Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these U.S. export control laws and import laws we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, may be time-consuming, and require expenditure of significant corporate resources, is not guaranteed and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in export and import regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations. Import and export control regulations in the U.S. and other countries are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by considerations related to United States election cycles and the effects of the COVID-19 pandemic.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 12,012 shares of Company common stock on April 1, 2020. In connection with the acquisition of Evergage, the Company issued 18,710 shares of Company common stock on February 3, 2020. In connection with the acquisition of CMO Club, the Company issued 13,933 shares of Company common stock on March 2, 2020. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	6/7/2019
10.1	Evergage, Inc. 2010 Stock Plan		S-8	333-236918	4.3	3/5/2020
10.2*	Transition Agreement, dated February 24, 2020, between salesforce.com, inc. and Keith Block	X
10.3*	Aircraft Time Sharing Agreement, dated March 17, 2020, between salesforce.com, inc. and Marc Benioff	X
31.1	Certification of Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 1, 2020
salesforce.com, inc.

	By:	/s/ Mark J. Hawkins
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: June 1, 2020
salesforce.com, inc.

	By:	/s/ Joe Allanson
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)