Form 10-K
period 2021-01-31
SALESFORCE.COM, INC.
filed 2022-02-24
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2020, the aggregate market value of its shares (based on a closing price of $194.85 per share) held by non-affiliates was approximately $139.6 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15, 2021, there were approximately 921 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2021, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I.
ITEM 1.    BUSINESS
Overview
Salesforce is a global leader in customer relationship management (“CRM”) technology that brings companies and their customers together. With our Customer 360 platform, we deliver a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since its founding in 1999, Salesforce has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence (“AI”), enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era.
Our Customer 360 service offerings are designed to be flexible, scalable and easy to use. They can generally be configured easily, rapidly deployed and integrated with other platforms and enterprise applications. We sell to businesses worldwide, primarily on a subscription basis, through our direct sales efforts and also indirectly through partners. We also enable third parties to use our platform and developer tools to create additional functionality and new applications that run on our platform, which are sold separately from, or in conjunction with, our service offerings.
In addition to organic innovation, we add new capabilities to our Customer 360 platform through acquisitions. For example, in fiscal 2021, we acquired Vlocity, Inc. (“Vlocity”), an industry-specific cloud and mobile software solutions company. We also signed a definitive agreement to acquire Slack Technologies, Inc. (“Slack”), a leading channel-based messaging platform, which is expected to close in the second quarter of fiscal 2022.
Salesforce is committed to a core set of values: trust, customer success, innovation and equality. Foremost among these is trust, which is the foundation for everything we do. Our customers trust our technology to deliver the highest levels of security, privacy, performance, compliance and availability at scale. Customer success is at the core of our business and we align the entire company around our customers’ needs to ensure their success and prove our value. We believe in continuous innovation, enabling our customers to access the latest technology advances so they can innovate, build and stay ahead in their industries. Finally, equality is a core tenet of how we run our business. We value the equality of every individual at our company and in our community. We believe that creating a diverse workplace that reflects the communities we serve and fostering an inclusive culture where everyone feels seen, heard and valued makes us a better company.
We believe that our values create value, and the business of business is to make the world a better place for all of our stakeholders, including stockholders, customers, employees, partners, the planet and the communities in which we work and live. Salesforce is committed to giving back to our communities, closing the inequality gap and helping businesses grow while protecting the environment for future generations. We believe we have a broad responsibility to society, and we aspire to create a framework for the ethical and humane use of technology that not only drives the success of our customers, but also upholds the basic human rights of every individual. We are committed to transparent environmental, social and governance disclosures and maintaining programs that support the success of these initiatives.
Our principal executive offices are located in San Francisco, California. Our principal address is Salesforce Tower, 415 Mission St, 3rd Floor, San Francisco, California 94105, and our primary website address is www.salesforce.com.
Our Service Offerings
Today, global challenges require businesses to digitally transform while leveraging customer data to become more responsive, resilient and efficient. We believe it has become imperative for companies across every industry to connect with their customers through digital channels.
Our industry-leading Customer 360 platform is an integrated, AI-powered CRM platform spanning sales, service, marketing, commerce and more. It allows our customers to unlock the value of their customer data across their businesses and quickly adapt to customer and employee needs in the all-digital, work-from-anywhere world. With Customer 360, our customers can take advantage of pervasive AI, analytics and collaboration capabilities, and industry-leading trust, security and availability with built-in compliance, integrated platform services and automatic upgrades. Our customers can select from the right mix of our solutions for any team, in any industry and for companies of any size, to get a single source of truth and complete view of their customers.
Customer 360 service offerings are designed to work together, and include:
Sales. Sales empowers sales teams of companies of every size and industry to manage and automate their entire sales process from leads to opportunities to billing, allowing them to sell faster, smarter and in the way they want. Our customers use our Sales offering to store data, monitor leads and progress, forecast opportunities, gain insights through analytics and relationship intelligence and deliver quotes, contracts and invoices.
Service. Service enables companies to deliver trusted and highly personalized customer service and support at scale. Our customers use our Service offering to connect their service agents with customers anytime and anywhere, across any touchpoint from the phone to digital channels to self-service portals, with connected omnichannel engagement. Our Service offering also helps our customers’ customers resolve top, routine issues with predictions, recommendations and chatbots across digital channels. In addition, Service offers a field service solution that enables companies to connect agents, dispatchers and mobile employees through one centralized platform, on which they can schedule and dispatch work intelligently and track and manage jobs in real-time.
Digital 360: Marketing and Commerce.
Marketing. Our Marketing service offering enables companies to plan, personalize and optimize one-to-one customer marketing journeys, including interactions across email, mobile, social, web and connected products. Marketing enables our customers to provide an integrated customer experience across their customers' journey with real-time personalization. With our Marketing offering, customer data can also be integrated with our Sales offering and our Service offering in the form of leads, contacts and customer service cases to give companies a single source of truth for their customers.
Commerce. Our Commerce service offering empowers brands to unify the customer experience across all points of commerce, including mobile, web, social and store. Through personalized shopping experiences and a robust partner ecosystem, our Commerce offering helps companies drive increased engagement, conversion, loyalty and revenue from their customers.
Experience. Our Experience service offering, formerly Community, allows companies to quickly engage any audience with sites, forums and apps. Experience enables companies to create and manage trusted, branded digital destinations for customers, partners and employees. Experience also enables companies engage and collaborate directly with groups of people by giving them access to relevant information, apps and experts.
Platform and Other.
Platform. Our Platform service offering is an easy, flexible platform that enables companies of all sizes, locations and industries to build business apps to bring them closer to their customers with drag-and-drop tools. It is an agile and trusted way for enterprises to innovate and deliver digital transformation at scale. Platform offers industry-leading trust, security and availability, built-in compliance, integrated platform services and automatic upgrades. Platform also includes Trailhead, our free online learning platform that allows anyone to learn in-demand Salesforce skills, including administering our services and developing on the Platform. With myTrailhead, customers can personalize Trailhead for their business to empower learning and enablement at their company.
Analytics. Our Analytics service offering, including Tableau, provides customers advanced analytics solutions with an end-to-end analytics solution serving a broad range of enterprise use cases. Analytics offers customers intelligent analytics capabilities to better understand their business data. By providing self-service data preparation and analytical technology to customers, Analytics is designed to improve our customers' decision-making and allow customers to take action from any device.
Integration. Our Integration service offering, powered by MuleSoft, makes it easy to connect data from any system to deliver truly connected experiences. MuleSoft helps our customers unlock, unify and secure their data, use discoverable, reusable APIs and integrations and increase their speed and agility to quickly create connected experiences. MuleSoft allows our customers to unlock data across their enterprise, which can create new revenue opportunities, increase operational efficiency and create differentiated customer experiences.
Our service offerings are suited to meet the needs of our customers in certain industries, such as solutions for financial services, healthcare and life sciences and education and non-profit, as well as customers of every size with offerings such as Essentials for small business.
Business Benefits of Using Our Solutions
The key advantages of our solutions include the following:
•an industry-leading CRM integrated platform for business-to-business, business-to-consumer and business-to-employee commerce and enterprise application marketplace for the all-digital, work-from-anywhere world;
•scalable and flexible solutions for any size company or industry;
•a single source of truth that connects customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere;
•the ability to unlock companies’ customer data across their business, see and understand their data with advanced analytics, make predictions with pervasive AI, automate tasks and personalize every interaction;
•empowering developers and business users to create digital experiences with modern, low-code tools powered by leading-edge AI and configure and automate business processes to fit the needs of any business, accelerating time to value;
•the ability to accelerate adoption and drive results with purpose-built, compliant tools and processes that deliver out-of-the-box functionality, security and interoperability; and
•a community of over two million Trailblazers: passionate developers, admins and experts who use Salesforce to innovate and extend the platform with thousands of partner apps.

Our Business and Growth Strategy
We continue to expand in the growing addressable markets across all of our service offerings, providing additional opportunities for growth in our business and results. We orient our business strategy and invest for future growth by focusing on the following key priorities:
Expanding relationships with existing customers. We see significant opportunities to deepen existing customer relationships through cross-selling and upselling. For example, we see significant opportunity to expand multi-offering adoption with our existing customers, including our largest enterprise customers and small businesses. As our customers realize the benefits of our entire suite of service offerings, we aim to upgrade the customer experience with new products, premium editions and additional subscriptions by targeting new functional areas and business units. We also seek to expand all editions of our service offerings with new features, functions and increased security through our own development, acquisitions and partnerships. In addition, we aim to expand our relationships with existing customers through our additional support offerings. Our goal is to become our customers’ digital trusted advisor, inspiring enterprise-wide digital transformation and accelerating strategic engagements through direct discussions with the highest levels of our customers' executive management.
Extending go-to-market capabilities globally. By extending our go-to-market capabilities globally, we aim to grow our business by selling to new customers in new regions. We believe that our offerings provide significant value for businesses of any size. We will continue to pursue businesses of all sizes in major regions globally, primarily through our direct sales force. We have increased and plan to continue to increase the number of direct sales professionals we employ. We also plan to continue to develop indirect distribution channels for our solutions around the globe and new go-to-market strategies. We continue to increase our investment in our domestic and international operations and infrastructure to deliver the highest-quality service to our customers around the world.
Expanding into new categories and verticals. As part of our growth strategy, we are delivering innovative solutions in new categories driven by our existing and potential customers’ needs, including analytics, e-commerce, collaboration, integration and workforce management, and expect to continue this type of category expansion in the future. For example, in fiscal 2021, we introduced Work.com in response to the COVID-19 pandemic. Work.com offers new technology solutions and resources to help business and community leaders around the world reopen safely, re-skill employees and respond efficiently on the heels of the pandemic. Work.com also offers employee experience solutions to keep employees engaged and productive with easy-to-use apps. In addition, to better meet the needs of our customers, we provide solutions specifically built for customers in certain industries, such as financial services, healthcare and life sciences and education and non-profit. These solutions help to expand our potential customer base and help to attract new customers.
Expanding and strengthening our partner ecosystem. The Customer 360 Platform enables customers, independent software vendors (“ISVs”) and third-party developers to create, test and deliver cloud-based apps. These apps can be marketed and sold on the AppExchange, our enterprise cloud marketplace or sold directly by software vendors. We continue to work with and invest in our partner ecosystem, including these ISVs and system integrators (“SIs”), to accelerate our reach into new markets and industries, offer a variety of solutions natively and through the AppExchange and address the business requirements of both current and future customers.
Promoting strong customer adoption and reducing customer attrition. We believe that we have the people, processes and proven innovation to help companies transform successfully. We have free, curated resources such as Trailhead to help companies of every size learn our systems, a community of Trailblazers who drive innovation, as well as customer success programs including success management resources, advisory services, technical architects and business strategists to enable and accelerate digital transformation. With these resources and our customer success programs, we aim to reduce attrition and secure renewals of existing customer subscriptions prior to the end of their contractual terms.
Mergers and Acquisitions and Strategic Investments
We evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property rights to complement our organic innovation and advance the development of our Customer 360 Platform. These evaluations resulted in our acquisition of several companies in recent years, notably our acquisition of Vlocity in fiscal 2021, which expanded our industry-specific cloud and mobile software solutions, and our pending acquisition of Slack.
In addition to mergers and acquisitions, we invest in early-stage companies to more mature companies both domestically and internationally to support our business initiatives and enhance our partner ecosystem. As the enterprise cloud computing ecosystem continues to mature and technologies change, our investment strategy and corresponding investment opportunities have expanded to include investments in companies concurrently with their initial public offerings, as well as larger capital investments in late stage companies and investments in emerging markets. We plan to continue making these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive.
Technology, Development and Operations
We primarily deliver our Salesforce solutions as highly scalable cloud computing application and platform services on a multi-tenant technology architecture. Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate tenants who run in virtual isolation from each other. This approach allows us to spread the cost of delivering our services across our user base and scale our business faster than traditional software vendors while focusing our resources on building new functionality and enhancing existing offerings.
We have historically provided and continue to provide our services to our customers from infrastructure designed and operated by us but secured within third-party data center facilities. In combination with these third-party data center facilities, we also provide our services via cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking. In December 2020, we announced Hyperforce, a reimagination of our platform architecture built to securely and reliably deliver the Customer 360 platform on major public clouds.
Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our existing service offerings, as well as developing new features, functionality and services, as well as integrating businesses, services and technologies from acquisitions. Performance, functional depth, security, usability, ease of integration and configuration and sustainability of our solutions influence our technology decisions and product direction.
Competition
The market for our service offerings is highly competitive, rapidly evolving and fragmented, and subject to changing technology with low barriers to entry, shifting customer needs and frequent introductions of new products and services.
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
•marketing vendors, which may specialize in advertising, targeting, messaging or campaign automation;
•e-commerce solutions from established and emerging cloud-only vendors and established on-premises vendors; and
•traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services.
We believe more traditional enterprise software application and platform vendors may become a greater competitive threat as they continue to shift more of their focus to cloud computing service offerings and customer experience management solutions.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2021, 2020 or 2019. In addition, we do not have any material dependencies on any specific product, service or particular group or groups.
Customer Service and Support
We offer professional services to help customers achieve business results faster with Salesforce solutions. Our architects and innovation program teams act as advisors to plan and execute digital transformations for our customers. This includes implementation services for multi-cloud and complex deployments. We provide best-practices and AI-based recommendations and adoption programs globally. In addition, we provide advanced education, including in-person and online courses to certify our customers and partners on architecting, administering, deploying and developing our service offerings.
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
Sales and Marketing
We sell our services primarily through our direct sales force, which comprises of telephone sales personnel based in regional hubs and field sales personnel based in territories close to their customers. Both our telephone sales and field sales personnel are supported by sales representatives who are primarily responsible for generating qualified sales leads.
To a lesser extent, we also have a network of partners who refer sales leads to us and assist in selling to these prospects. This network includes global consulting firms, systems integrators and other partners. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers whom they refer. We continue to invest in developing additional distribution channels for our subscription services.
We use a variety of marketing programs across traditional and social channels to target our prospective and current customers, partners and developers. We focus our marketing activities on the cities and countries with the largest market opportunities. Our primary marketing activities include:
•multichannel marketing campaigns that span email, social media, the web, television and more, which align to a broader customer journey;
•in-person and virtual customer events of all sizes to create customer and prospect awareness, including proprietary events such as Dreamforce and, in fiscal 2021, our virtual Dreamforce to You, World Tours, and other virtual events, as well as participation in trade shows and industry events;
•press and industry analyst relations to garner third-party validation and generate positive coverage for our company, brand, service offerings and value proposition;
•partner co-marketing activities with global and regional implementation partners;
•customer testimonials and our community of Trailblazers: individuals who drive innovation, grow their careers and transform their businesses using the Customer 360 platform;
•in-person and virtual event sponsorships; and
•primary real estate signage.
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
Human Capital Management
Salesforce is committed to a core set of values: trust, customer success, innovation and equality. These core values are the foundation of our company culture, which we believe is fundamental to, and a competitive advantage in, our approach to managing our workforce. We believe our company culture fosters open dialogue, collaboration, recognition and a sense of family, all of which allow us to attract and retain the best talent, which is critical for our continued success. For example, our sales, engineering and customer success teams are critical to our ability to grow, innovate and ensure the trust and customer success of our customers.
We believe our efforts in managing our workforce have been effective. Our focus on our workplace environment and a strong company culture has led to recognition across the globe, as evidenced by the following awards: Fortune World’s Most Admired Companies (2021 and for the seventh year in a row), Fortune 100 Best Companies to Work (2020 and for the 12th year in a row), Human Rights Campaign Best Places to Work For LGBTQ Equality (2021), and Glassdoor Employees’ Choice Best Place to Work in Canada, France, Germany, the United Kingdom, and the United States (2020).
As of January 31, 2021, we had 56,606 employees, of which approximately 58 percent were located in the United States and 42 percent were located internationally. None of our employees in the United States are represented by a labor union. However, employees of certain foreign subsidiaries are represented by works councils.
We focus on equality, diversity and inclusion, development programs and engagement to attract and retain the best talent. We rely on various initiatives to support these objectives and have programs in place for intentional recruiting, talent development, employee engagement and ongoing communications and feedback. Some of our key human capital management initiatives are summarized below:
Equality, Diversity and Inclusion
Equality is a core value at Salesforce. We aim to create a workplace that reflects the diverse communities we serve and empowers our employees. Our key equality initiatives include: investing in our future leaders, inclusive hiring and leadership trainings, equal pay for equal work, employee-led resource groups and a focus on accessibility in our products and workspaces. For example:
•We review the salaries and bonuses of our global workforce on an annual basis to ensure everyone is paid equally for equal work and close any unexplained gaps. As of January 31, 2021, we had spent more than $12 million since this program began, to ensure our global workforce is paid fairly. In the United States we also review differences in pay for gender as well as race and ethnicity.
•We aspire to have 50 percent of our U.S. workforce made up of underrepresented groups for the U.S. technology industry (“underrepresented groups”), which we define as employees who identify as Women, Black, Latinx, Indigenous, Multiracial, Lesbian, Gay, Bi-Sexual, Trans, Queer, People with Disabilities, Veterans, and other groups, by fiscal 2024. As of November 2, 2020, approximately 47% of our U.S. workforce was made up of underrepresented groups.
•We support 12 employee-led and founded employee resource groups, which provide communities for underrepresented groups and their allies, offer professional development and mentoring opportunities and empower employees to be responsive equality leaders in their community.
Talent and Career Development
We offer our employees various talent development programs to create a culture of continuous learning. Learning and development opportunities include Trailhead, our learning platform available for all employees, in-person and virtual classes, guides and workbooks and more. We also encourage our employees to seek personal and professional development opportunities with external organizations and offer yearly education reimbursement to employees who wish to continue job-related education from accredited institutions or organizations. For example, over 6,000 employees participated in at least one of our professional development training programs in fiscal 2021.
Our V2MOM and Code of Conduct
Alignment and consistent and clear communication are a key part of our employee engagement, especially as we continue to grow. Each year, we complete a corporate V2MOM, which is an internal management tool used to align the Company on our vision, values, methods, obstacles and measures for the upcoming year. All employees are then expected to complete their own V2MOM that aligns with the corporate V2MOM. In addition, our Code of Conduct ensures that our core values remain the foundation of the Company and directly impact our ability to deliver success. We expect all of our employees to commit to acting with integrity and treating others with compassion and respect.
Employee Engagement & Satisfaction
Our Employee Opinion Survey is a vehicle for employees to provide confidential feedback on their experience as Salesforce employees. The results are used to assess employee engagement, our company culture and our workplace environment. Based on the results of the most recent survey, 95% of responding employees indicated they were willing to give extra effort to get the job done and over 90% of responding employees indicated that they would recommend Salesforce as a great place to work.
Response to COVID
In an effort to protect the safety and well-being of our employees, during the outset of the COVID-19 pandemic, we closed our offices around the world during the first quarter of fiscal 2021 and have worked to address the unique challenges and needs of our employees. Refer to our “Environmental, Social and Governance” Section in Item 7 of Part II. for additional information on the actions we have taken to support our employees during the COVID-19 pandemic.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website at http://investor.salesforce.com/about-us/investor/financials/ or by contacting our Investor Relations department at our office address listed above following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these and other websites referenced throughout the filing are not incorporated and do not constitute a part of this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results and cash flows; the duration and extent to which this will impact our future results remain uncertain. In response to the COVID-19 pandemic, we have cancelled or delayed some customer events, and shifted many of them, including Dreamforce, World Tours, Connections, Tableau Conference, Basecamps and Salesforce.org’s Higher Ed Summit, to virtual-only experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee and industry events in the future. Our shift to creating virtual customer, employee and industry events may not be successful, and we may not be able to showcase our products as well as, or generate the same customer interest, opportunities and leads through virtual events as we have historically done through in-person events. If we attempt to reintroduce large in-person events, we may not be able to do so successfully and our customers may not be able or willing to attend them.
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
•efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, including distributed denial-of-service attacks;
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
In addition, the changes in our work environment as a result of the COVID-19 pandemic could adversely affect our security measures, as well as our ability to address and respond to incidents quickly. These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our Board of Directors, Audit Committee and executive management are regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as periodic updates on cybersecurity events. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will provide absolute security or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
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
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers' systems or data, including intellectual property and proprietary, sensitive or other confidential information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
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
The completion of the acquisition of Slack is subject to a number of conditions, including receipt of Slack stockholder approval, expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and receipt of other approvals, consents or clearances under specified antitrust and foreign investment laws. Pursuant to the HSR Act, on February 16, 2021, we and Slack each received a request for additional information and documentary material, often referred to as a “Second Request,” from the Antitrust Division of the Department of Justice (the “DOJ”). Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after we and Slack have each substantially complied with the Second Request, unless the period for review is extended voluntarily by the parties and the DOJ or is terminated earlier by the DOJ. We and Slack have and will continue to cooperate fully with the DOJ in its review. We continue to anticipate completing the transaction during its fiscal quarter ending July 31, 2021, subject to the satisfaction or waiver of the closing conditions specified in the merger agreement.
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
In addition, certain countries have implemented (or may implement) legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the Internet for the delivery of their services. Additionally, the COVID-19 pandemic has also led to quarantines, shelter-in-place orders, and work-from-home directives, all of which have increased demands for internet access and may create access challenges. These actions could potentially limit or interrupt access to our services from certain countries or Internet service providers, increase our risk or add liabilities, impede our growth, productivity and operational effectiveness, result in the loss of potential or existing customers and harm our business.
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
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, in February 2020, Keith Block resigned as co-CEO and as a director of the Company and, in February 2021, Mark Hawkins resigned as President and Chief Financial Officer of the Company. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. Our executive officers, key management, development or operations personnel could terminate their employment with us at any time. The loss of one or more of our key employees or groups of employees could seriously harm our business.
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
The rapid spread of COVID-19 and its reverberating effects on the global economy have caused disruptions to our industry, to the industries in which our portfolio companies operate and to financial markets. These disruptions are inhibiting and may continue to inhibit the ability of our portfolio companies to meet their performance targets, raise fundraising rounds, or complete a liquidity event. In some cases, our portfolio companies may no longer be able to operate or could experience reduced revenues or profitability, increased customer attrition, delayed, cancelled or unsuccessful public offerings, reduced ability to raise additional rounds of financing, reduced acquisition offers or acquisition offers on unfavorable terms, reduced valuations in both private and public markets, or insolvency and bankruptcy. These outcomes could materially adversely affect our financial position, results of operations and cash flows.
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
We are increasingly building AI into many of our offerings. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could impair the acceptance of artificial intelligence solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm.
Our brand is also associated with our public commitments to sustainability, equality and ethical use, and any perceived changes in our dedication to these commitments could harm our reputation or brand and could adversely impact our relationships with our customers. Our disclosures on these matters, and standards we set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our corporate environmental, social, and governance (“ESG”) initiatives and our commitment to the recruitment of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, financial performance, and growth.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) that took effect in May 2018, impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in January 2020, and the California Privacy Rights Act, which will amend the CCPA in January 2023, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
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
Further, in some cases, industry-specific, regionally-specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized "in country," as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. For example, there are various statutes, regulations and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
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
After the mergers were announced, seven lawsuits were filed by purported Slack stockholders in the United States District Court for the Northern District of California and six lawsuits were filed by purported Slack stockholders in the United States District Court for the Southern District of New York, each in connection with the mergers. The complaints named as defendants Slack, the members of the Slack board, and, with respect to three of the actions, Salesforce, and alleged, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the proposed mergers to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that Slack’s board of directors breached their fiduciary duties in connection with the mergers. On February 22, 2021, Slack filed a Current Report on Form 8-K in which it voluntarily made supplemental disclosures relating to the proposed mergers. By March 3, 2021, all thirteen of the pending cases had been voluntarily dismissed without prejudice.
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
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, require expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Furthermore, U.S. export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to U.S. embargoed or sanctioned countries, governments and parties. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the U.S. and other countries are subject to change and uncertainty, including as a result of geopolitical developments, relations between the United States and China and the effects of the COVID-19 pandemic.

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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
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
As of January 31, 2021, we had a substantial level of debt, including our 2023 and 2028 Senior Notes ("Senior Notes”) and the loan we assumed when we purchased 50 Fremont due June 2023. In December 2020, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in December 2025, replacing our previous revolving credit facility of $1.0 billion. There were no outstanding borrowings under the Credit Facility as of January 31, 2021. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition. In addition, in connection with our pending acquisition of Slack, in December 2020, we obtained a 364-day senior unsecured bridge loan facility (“Bridge Facility”). The original commitments in respect of the Bridge Facility were $10.0 billion, but were reduced to $7.0 billion in December 2020 following our entry into a $3.0 billion three-year senior unsecured loan agreement (“Acquisition Term Loan”). In February 2021, we elected to further reduce our Bridge Facility commitments to $4.0 billion. The availability and funding of the Bridge Facility and the Acquisition Term Loan are conditioned on the consummation of the acquisition of Slack in accordance with the terms of the merger agreement and are subject to certain exceptions, qualifications and other conditions. We expect to replace the commitments in respect of the Bridge Facility prior to the consummation of the acquisition with the incurrence of new indebtedness or commitments in respect thereof.
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
Lease accounting guidance requires that we record a liability for operating lease activity on our consolidated balance sheet, which increases both our assets and liabilities and therefore may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all. Our lease terms may include options to extend or terminate the lease. These options are reflected in the operating lease right-of-use ("ROU") asset, which represents our right to use an underlying asset for the lease term, and lease liability only when it is reasonably certain that we will exercise that option. We reassess the lease term if and when a significant event or change in circumstances occurs within our control. The potential impact of these options to extend could be material to our financial position and financial results.
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
In addition, as we work to align with the recommendations of the Financial Stability Board's Task Force on Climate-Related Financial Disclosures (“TCFD”), the Sustainability Accounting Standards Board (“SASB”), and our own ESG materiality assessment, we have expanded and, in the future, may continue to expand our disclosures in these areas. Our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.
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
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the COVID-19 pandemic, which can adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay prospective customers’ purchasing decisions, reduce the value of new subscription contracts, or affect attrition rates;

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
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of January 31, 2021, our executive and principal offices for sales, marketing, professional services, development and administration consisted of approximately 1.8 million square feet of leased and owned property in San Francisco. Excluded from this amount is approximately 362,000 square feet in San Francisco that is currently sublet, as well as approximately 297,000 square feet in San Francisco currently available for sublease as we began consolidating and subleasing additional real estate leases in fiscal 2021.
We also lease office space for our operations in various locations throughout the United States as well as office space in a number of countries in Europe, North America, Asia, South America, Africa and Australia.
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
For more information regarding legal proceedings, such as the Tableau shareholder derivative action, see Note 14 “Legal Proceedings and Claims” to the consolidated financial statements in Item 8 of Part II.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our current executive officers as of February 28, 2021 (in alphabetical order):

Name	Age	Position
Joe Allanson	57	Chief Accounting Officer and Corporate Controller
Marc Benioff	56	Chair of the Board, CEO and co-Founder
Parker Harris	54	Director, co-Founder and Chief Technology Officer
Brent Hyder	56	President and Chief People Officer
Gavin Patterson	53	President and Chief Revenue Officer
Srinivas Tallapragada	51	President and Chief Engineering Officer
Bret Taylor	40	President and Chief Operating Officer
Amy Weaver	53	President and Chief Financial Officer
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
Marc Benioff is Chair, CEO and co-Founder of Salesforce and a pioneer of cloud computing. Under Mr. Benioff’s leadership, Salesforce is the fastest-growing top-five enterprise software company and the #1 provider of CRM software globally. Mr. Benioff was named Innovator of the Decade by Forbes and recognized as one of the World’s 50 Greatest Leaders by Fortune and one of the 10 Best-Performing CEOs by Harvard Business Review. A member of the World Economic Forum (WEF) Board of Trustees, Mr. Benioff serves as the inaugural chair of the WEF’s Forum Center for the Fourth Industrial Revolution in San Francisco. Mr. Benioff also serves as chair of the Salesforce Foundation. Mr. Benioff received a B.S. in Business Administration from the University of Southern California, where he is on its Board of Trustees.
Parker Harris has served as a Director since August 2018. Mr. Harris co-founded Salesforce in February 1999 and has served in senior technical positions since inception. Prior to that, from December 2004 to February 2013, Mr. Harris served as our Executive Vice President, Technology. Prior to Salesforce, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded, from October 1996 to February 1999. Mr. Harris received a B.A. from Middlebury College.
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
Gavin Patterson has served as our President and Chief Revenue Officer since August 1, 2020. Prior to that, he served as our President and CEO International and Chairman of EMEA Advisory Board, President International and Lead of the UK & EMEA Advisory Board, and Lead of the UK & EMEA Advisory Board from April 2020 to July 2020. Previously, he served as Chief Executive of BT Group plc from September 2013 to January 2019. He is Chair of Business in the Community, a non-profit in the United Kingdom, and sits on the boards of Elixirr Consulting, Tappit and Fractal Analytics. He holds a MEng in Chemical Engineering from Cambridge University.
Srinivas Tallapragada has served as our President and Chief Engineering Officer since December 2019. Prior to that, he served as President, Technology since June 2018, Executive Vice President, Engineering from March 2014 to June 2018 and Senior Vice President, Engineering from May 2012 to February 2014. Prior to that, Mr. Tallapragada served as a Senior Vice President at Oracle, SAP and held various roles at Oracle, Infosys and Asian Paints. Mr. Tallapragada holds a master’s degree from the School of Human Resources at XLRI, Jamshedpur and a B.T. in Computer Science from the National Institute of Technology, Warangal.
Bret Taylor has served as our President and Chief Operating Officer since December 2019. Prior to that, he served as our President and Chief Product Officer from November 2017 to December 2019 and President, Quip from August 2016 to

November 2017. Mr. Taylor joined Salesforce through the acquisition of Quip, Inc., where he was a co-founder and served as CEO since September 2012. Previously, Mr. Taylor served as Chief Technology Officer of Facebook, Inc. from August 2009 to July 2012 and Chief Executive Officer of FriendFeed, Inc., a social network, from October 2007 to August 2009. From June 2007 to September 2007, Mr. Taylor served as an entrepreneur-in-residence at Benchmark, a venture capital firm. Prior to June 2007, Mr. Taylor served as Group Product Manager at Google Inc. Mr. Taylor currently serves as a director of Twitter, Inc. He previously served on the Board of Directors of Axon Enterprise, Inc. (formerly known as TASER International, Inc.), a protection technologies company. Mr. Taylor holds a B.S. and an M.S. in Computer Science from Stanford University.
Amy Weaver has served as our President and Chief Financial Officer since February 1, 2021. Prior to that, she served as President and Chief Legal Officer from January 2020 to January 2021, as our President, Legal & Corporate Affairs and General Counsel from February 2017 to January 2020, our Executive Vice President and General Counsel from July 2015 to February 2017 and our Senior Vice President and General Counsel from October 2013 to July 2015. Prior to Salesforce, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc. from December 2010 to June 2013. Previously, Ms. Weaver was Senior Vice President and Deputy General Counsel at Expedia, Inc. and before that she practiced law at Cravath, Swaine & Moore LLP and Perkins Coie LLP. Ms. Weaver also served as a clerk on the U.S. Court of Appeals, Ninth Circuit and as a legislative assistant to a member of the Hong Kong Legislative Council. Ms. Weaver holds a B.A. in Political Science from Wellesley College and a J.D. from Harvard Law School.

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
Stockholders
As of January 31, 2021, there were 464 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer"), the Nasdaq 100 Index and the Dow Jones Industrial Average, which we have added this year in light of the Company’s addition to this index in April 2020, for each of the last five fiscal years ended January 31, 2021, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer, Nasdaq 100 Index and Dow Jones Industrial Average assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of salesforce.com, inc.
DOLLARS
400
350
300
250
200
150
100
50
Fiscal 2016
Fiscal 2017
Fiscal 2018
Fiscal 2019
Fiscal 2020
Fiscal 2021
salesforce.com
S&P 500 Index
Nasdaq Computer
Nasdaq 100 Index
Dow Jones Industrial Average

	1/31/2016	1/31/2017	1/31/2018	1/31/2019	1/31/2020	1/31/2021
salesforce.com	$100	$116	$167	$223	$268	$331
S&P 500 Index	$100	$117	$146	$139	$166	$191
Nasdaq Computer	$100	$124	$175	$171	$246	$360
Nasdaq 100 Index	$100	$120	$162	$161	$210	$302
Dow Jones Industrial Average	$100	$124	$163	$156	$176	$195
Recent Sales of Unregistered Securities
Not applicable.
ITEM 6.    SELECTED FINANCIAL DATA
Omitted at registrant’s option.
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
The following section generally discusses fiscal 2021 and 2020 items and year-to-year comparisons between fiscal 2021 and 2020, as well as certain fiscal 2019 items. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Overview
We are a global leader in customer relationship management ("CRM") technology that brings companies and customers together. With our Customer 360 platform we deliver a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce, from anywhere. Since our founding in 1999, we have pioneered innovations in cloud, mobile, social, analytics and artificial intelligence (“AI”), enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era.
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
In response to the COVID-19 pandemic, we have been guided by our core values of trust, customer success, innovation and equality. Beginning in the first fiscal quarter and through the remainder of fiscal 2021, we took actions in response to the pandemic that focused on maintaining business continuity, supporting our employees, helping our customers and communities and preparing for the future and the long-term success of our business.
As a result of the pandemic, we experienced a slight decline in new business in the first quarter of fiscal 2021 as compared to the same prior-year period; however, new business grew during the remainder of fiscal 2021 at rates consistent with historical trends prior to COVID-19. In addition, as a result of actions taken by us in response to the pandemic, we experienced incremental operating expenses and lower than expected operating cash flows for the full year of fiscal 2021, when compared to historical trends. For example, changes in billing frequency for new business and investments in our go-to-market efforts resulted in a negative impact to our operating cash flows during the year. In fiscal 2021, our income from operations benefited from our global work from home policy and limited business travel by our employees. We continue to evaluate our office space needs, and as a result we recorded approximately $216 million of impairments to assets associated with real estate leases in select locations we have decided to exit, of which approximately $184 million was recorded in the fourth quarter of fiscal 2021.
In addition, we have in the past implemented strategic realignments to position our company for future growth and will continue to do so, particularly as we evaluate the impact of COVID-19 on our business. As part of our current strategic realignment, we have redirected and may in the future redirect some resources from areas that no longer align with our business priorities into key growth and strategic areas, as well as to increase investments in our go-to-market and product efforts. As a result of these investments and redirection efforts, which included some position eliminations, we saw an increase in expenses in fiscal 2021. In addition, as we continue to evaluate our office space needs, we may record additional impairments to associated assets. As we adjust and refine our strategy, there may be additional investments and redirection efforts in the future.
We do not yet know the impact the pandemic will have on our long-term revenue growth and profitability. Authorities throughout the world have implemented numerous preventative measures to contain or mitigate further spread of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, and could continue to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. These business slowdowns and shutdowns have impacted and may continue to impact our business and results of operations. For example, the extent and duration of these measures could impact our ability to address cybersecurity incidents; have resulted in increased internet demand, which could cause access issues; could affect our ability to develop and support products and services; and could cause issues with access to data centers.
The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration of the pandemic and any resurgences, the severity of the disease, responsive actions taken by public health officials, the development, distribution and public acceptance of treatments and vaccines, the impacts on our customers and our sales cycles, our ability to generate new business leads, the impacts on our customers, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted with any degree of certainty. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Due to our primarily subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity, our results of operations and overall financial performance may be harmed. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
See Part I, Item 1A. “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Highlights from the Fiscal Year 2021.
•Revenue: Total fiscal 2021 revenue was $21.3 billion, an increase of 24 percent year-over-year.
•Earnings per Share: Fiscal 2021 diluted earnings per share was $4.38 as compared to earnings per share of $0.15 from a year ago, and was benefited by approximately $2.0 billion from the one-time discrete tax benefit resulting from the recognition of deferred tax assets related to an intra-entity transfer of intangible property and an unrealized gain of $1.7 billion associated with the initial public offerings of two of our strategic investments.
•Cash: Cash provided by operations for fiscal 2021 was $4.8 billion, an increase of 11 percent year-over-year. Total cash, cash equivalents and marketable securities ended fiscal 2021 at $12.0 billion.
•Remaining Performance Obligation: Remaining performance obligation ended fiscal 2021 at approximately $36.1 billion, an increase of 17 percent year-over-year. Current remaining performance obligation ended fiscal 2021 at approximately $18.0 billion, an increase of 20 percent year-over-year.
•Acquisition: During fiscal 2021, we completed the acquisition of Vlocity, Inc. ("Vlocity") for $1.4 billion, consisting primarily of $1.2 billion in cash. Additionally, during fiscal 2021, we announced our pending acquisition of Slack Technologies, Inc. (“Slack”), a leading channel-based messaging platform, which is expected to close in the second quarter of fiscal 2022, subject to satisfaction of customary closing conditions, including regulatory approvals, for an estimated $15.6 billion in cash and 45 million shares of Salesforce common stock, based on Slack Class A and Class B shares outstanding as of January 31, 2021.
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

We plan to continue to reinvest a significant portion of our income from operations in future periods to grow and innovate our business and service offerings and expand our leadership role in the cloud computing industry. We drive innovation organically and, to a lesser extent, through acquisitions. We regularly evaluate acquisitions and investment opportunities in complementary businesses, joint ventures, services, technologies and intellectual property rights in an effort to expand our service offerings and to nurture the overall ecosystem for our offerings. Past acquisitions have enabled us to deliver innovative solutions in new categories, including analytics and integration. We continue to evaluate investment opportunities and expect to continue to make investments and acquisitions in the future, such as our pending acquisition of Slack. Slack has an integrated value proposition across all of our service offerings and, upon close of the transaction and successful product integration, we believe it will further enable companies to grow and succeed in an all-digital, work-from-anywhere era.
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
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, expose us to the risk of fluctuations in foreign currency markets. Fluctuations in foreign currency exchange rates had a modest favorable impact on our revenue results for fiscal 2021. In addition, fluctuations in foreign currency exchange rates had a modest favorable impact on both our remaining performance obligation and current remaining performance obligation as of January 31, 2021. We expect these fluctuations to continue in the future.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for our discussion about segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and related professional services. Subscription and support revenues accounted for approximately 94 percent of our total revenues for fiscal 2021.
Subscription and support revenues are primarily comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"). Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. With the May 2018 acquisition of MuleSoft and the August 2019 acquisition of Tableau, subscription and support revenues also include revenues associated with software licenses. Software license revenues include fees from the sales of term and perpetual licenses. Revenues from software licenses are generally recognized upfront when the software is made available to the customer and revenues from the related support are generally recognized ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for fiscal 2021.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of January 31, 2021, our attrition rate, excluding our Integration service offering, Salesforce.org and Tableau, was between 9.0% and 9.5%. Prior to fiscal year 2021, our attrition rate excluded our Commerce service offering. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. While our attrition rate is difficult to predict, we expect it to remain consistent or slightly better in the near term due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time, including, for example, as a result of COVID-19.
We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues.

Attrition and Subscription and Support Revenue
20%
0%
Attrition
$20,000
$10,000
$0
Subscription and support revenue (in millions)
FY19
FY20
FY21
Subscription and Support Revenue
Attrition

Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Conversely, our third quarter has historically been our smallest operating cash flow quarter. In response to COVID-19, we offered temporary financial flexibility to some customers in the first quarter of fiscal 2021 and changed billing frequencies for other customers throughout fiscal 2021, which has delayed payments to periods later than expected. We also have accelerated our investments in our go-to-market and product efforts throughout fiscal 2021, which resulted in increased expenses and a negative impact to operating cash flow. These efforts have affected and may continue to affect trends related to the seasonal nature of unearned revenue, accounts receivable and operating cash flow. Unearned revenues, accounts receivable and operating cash flow may also be impacted by acquisitions. For example, operating cash flows may be adversely impacted by acquisitions due to transaction costs, financing costs such as interest expense and lower operating cash flows from the acquired entity.
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions).

Accounts Receivable
(as of period ended)
$10,000
$5,000
$0
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
Remaining performance obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms, foreign currency exchange rates and fluctuations in new business growth. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding remaining performance obligation are typically high at the beginning of the contract period, zero just prior to renewal, and increase if the agreement is renewed. Low remaining performance obligation attributable to a particular subscription agreement is often associated with an impending renewal but may not be an indicator of the likelihood of renewal or future revenue from such customer. Changes in contract duration can impact remaining performance obligation and current remaining performance obligation.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
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
Costs Capitalized to Obtain Revenue Contracts. Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. Significant judgment is required in arriving at this average period of benefit. Therefore, we evaluate both qualitative and quantitative factors, including the estimated life cycles of our offerings and our customer attrition.
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
Critical estimates in valuing certain of the intangible assets and goodwill we have acquired are:
•future expected cash flows from subscription and support contracts, professional services contracts, other customer contracts and acquired developed technologies and patents;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•assumptions about the period of time the acquired trade name will continue to be used in our offerings;
•discount rates;
•uncertain tax positions and tax-related valuation allowances assumed;
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
In fiscal 2021, we changed our international corporate structure, which included the transfer of certain intangible property between foreign affiliates resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. The deferred tax assets were recognized as a result of the book and tax basis difference on the intangible property and were based on the intangible property’s current fair value. In determining the estimated fair value of the intangible property, we made significant estimates and assumptions including, but not limited to, projected revenues, operating expenses and geographic earnings mix in the valuation models. We believe that it is more likely than not that the deferred tax assets will be realized, and will regularly evaluate its realizability.
Strategic Investments. Accounting for strategic investments in privately held debt and equity securities in which we do not have a controlling interest or significant influence requires us to make significant estimates and assumptions.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying values of our privately held equity securities are adjusted if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of our strategic investments in privately held companies, we utilize the most recent data available, as adjusted to reflect the specific rights and preferences of those securities we hold.
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
The particular privately held debt and equity securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in the value of that overall company. An immediate decrease of ten percent in enterprise value of our largest privately held equity securities held as of January 31, 2021 could result in a $66 million reduction in the value of our investment portfolio.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

4	Fiscal Year Ended January 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Subscription and support	$19,976	94%	$16,043	94%	$12,413	93%
Professional services and other	1,276	6	1,055	6	869	7
Total revenues	21,252	100	17,098	100	13,282	100
Cost of revenues (1)(2):
Subscription and support	4,154	20	3,198	19	2,604	20
Professional services and other	1,284	6	1,037	6	847	6
Total cost of revenues	5,438	26	4,235	25	3,451	26
Gross profit	15,814	74	12,863	75	9,831	74
Operating expenses (1)(2):
Research and development	3,598	17	2,766	16	1,886	14
Marketing and sales	9,674	45	7,930	46	6,064	46
General and administrative	2,087	10	1,704	10	1,346	10
Loss on settlement of Salesforce.org reseller agreement	0	0	166	1	0	0
Total operating expenses	15,359	72	12,566	73	9,296	70
Income from operations	455	2	297	2	535	4
Gains on strategic investments, net (3)	2,170	10	427	2	542	4
Other expense	(64)	0	(18)	0	(94)	(1)
Income before benefit from (provision for) income taxes	2,561	12	706	4	983	7
Benefit from (provision for) income taxes (4)	1,511	7	(580)	(3)	127	1
Net income	$4,072	19%	$126	1%	$1,110	8%

(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Fiscal Year Ended January 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Cost of revenues	$662	3%	$440	3%	$215	2%
Marketing and sales	459	2%	352	2	232	2
(2) Amounts related to stock-based expenses, as follows (in millions):

	Fiscal Year Ended January 31,
	2021	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Cost of revenues	$241	1%	$204	1%	$161	1%
Research and development	703	4	510	3	307	2
Marketing and sales	941	4	852	5	643	5
General and administrative	305	1	219	1	172	1
(3) During fiscal 2021, two of our strategic investments completed their initial public offering, resulting in an unrealized gain of $1.7 billion as of January 31, 2021.
(4) Amounts include approximately $2.0 billion of one-time benefit from a discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property in fiscal 2021, and a benefit related to the partial release of the valuation allowance of $612 million for fiscal 2019.
The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of January 31,
	2021	2020
Cash, cash equivalents and marketable securities	$11,966	$7,947
Unearned revenue	12,607	10,662
Remaining performance obligation	36.1	30.8
Principal due on our outstanding debt obligations (1)	2,690	2,694
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the fiscal year ended January 31, 2021 compared to the same period of fiscal 2020 was impacted by our acquisitions in the current and prior year, including the acquisition of Tableau in the prior year, which was our largest acquisition to date. In our discussion of changes in our results of operations for the fiscal year ended January 31, 2021 compared to the same periods of fiscal 2020, we may quantitatively disclose the impact of our acquired products and services for the fiscal year subsequent to the acquisition date on the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Fiscal Year Ended January 31, 2021 and 2020
Revenues

	Fiscal Year Ended January 31,		Variance
(in millions)	2021	2020	Dollars	Percent
Subscription and support	$19,976	$16,043	$3,933	25%
Professional services and other	1,276	1,055	221	21
Total revenues	$21,252	$17,098	$4,154	24
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately six percent of total subscription and support revenues for fiscal 2021. Subscription and support revenues accounted for approximately 94 percent of our total revenues for both fiscal 2021 and fiscal 2020.
The acquisition of Tableau in August 2019 contributed approximately $1.5 billion and $652 million to total subscription and support revenues in fiscal 2021 and fiscal 2020, respectively, and is included in the above amounts. As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2021	2020	Variance Percent
Sales	$5,191	$4,598	13%
Service	5,377	4,466	20%
Platform and Other	6,275	4,473	40%
Marketing and Commerce	3,133	2,506	25%
Total	$19,976	$16,043
Our Industry Offerings revenue is included in either Sales, Service or Platform and Other depending on the primary service offering purchased. Subscription and support revenues from Platform and Other benefited from a full twelve months of revenue from the acquisition of Tableau in fiscal 2021 as compared to six months in fiscal 2020. The revenue growth rates of each of our core service offerings have been and may be impacted by COVID-19 in the future, depending on our customers’ actual and projected business needs. For example, we experienced increased demand for our Marketing and Commerce service offering for fiscal 2021 when compared to prior periods.
Revenues by geography were as follows:

	Fiscal Year Ended January 31,
(in millions)	2021	As a % of Total Revenues	2020	As a % of Total Revenues	Growth Rate
Americas	$14,736	69%	$12,051	71%	22%
Europe	4,501	21	3,430	20	31
Asia Pacific	2,015	10	1,617	9	25
Total	$21,252	100%	$17,098	100%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international sales resources. Revenues in the Americas and Europe also benefited from our acquisition of Tableau in August 2019. Foreign currency fluctuations had a minimal impact on revenues outside of the Americas for fiscal 2021 and 2020.
Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2021	2020
Subscription and support	$4,154	$3,198	$956
Professional services and other	1,284	1,037	247
Total cost of revenues	$5,438	$4,235	$1,203
Percent of total revenues	26%	25%

For fiscal 2021, the increase in cost of revenues was primarily due to an increase of $330 million in employee-related costs, an increase of $37 million in stock-based expenses, an increase of $275 million in service delivery costs primarily due to our efforts to increase data center capacity, an increase in amortization of purchased intangible assets of $222 million and an increase in third party fees and allocated overhead. Service delivery costs associated with our perpetual and term software licenses are lower than service delivery costs associated with our cloud service offerings and as a result, our subscription and support gross margin in fiscal 2021 benefited, in part, due to this shift in our business mix.
We have increased our headcount associated with our data centers, customer support, and professional services by 18 percent since fiscal 2020 to meet the higher demand for services from our customers, and our recent acquisitions also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Operating Expenses.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2021	2020
Research and development	$3,598	$2,766	$832
Marketing and sales	9,674	7,930	1,744
General and administrative	2,087	1,704	383
Loss on settlement of salesforce.org reseller agreement	0	166	(166)
Total operating expenses	$15,359	$12,566	$2,793
Percent of total revenues	72%	73%
For fiscal 2021, the increase in research and development expenses was primarily due to an increase of approximately $508 million in employee-related costs, an increase of $193 million in stock-based expenses, and increases in our development and test data center costs and allocated overhead. Our research and development headcount increased by 11 percent since fiscal 2020 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For fiscal 2021, the increase in marketing and sales expenses was primarily due to an increase of $1.4 billion in employee-related costs and amortization of deferred commissions, an increase of $89 million in stock-based expenses, an increase in amortization of purchased intangible assets of $107 million, and allocated overhead partially offset by a reduction in employee travel and expenses. Marketing and sales expenses for fiscal 2021 were also negatively impacted by the one-time partial minimum commission guarantee offered to our direct sales force. Our marketing and sales headcount increased by 14 percent since fiscal 2020, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel. We also expect an increase in marketing and sales expenses due to the gradual increase of travel and related expenses in the second half of fiscal 2022.
For fiscal 2021, the increase in general and administrative expenses was primarily due to an increase in employee-related costs as well as being impacted by our charitable donations to members of our ecosystem and community. Our general and administrative headcount increased by 12 percent since fiscal 2020 as we added personnel to support our growth. While not material to date, we may experience increasing credit loss risks from accounts receivable in future periods depending on the duration or degree of economic slowdown caused by the COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessments.
As a result of the June 2019 Salesforce.org business combination, we effectively settled all existing agreements between ourselves and Salesforce.org and, as part of business combination accounting, accordingly recorded a one-time, non-cash operating expense charge of approximately $166 million in fiscal 2020 related to the effective settlement of the reseller agreement.

Other income and expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2021	2020
Gains on strategic investments, net	$2,170	$427	$1,743
Other expense	(64)	(18)	(46)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains recognized during fiscal 2021 were primarily driven by unrealized gains recognized on publicly traded equity securities of $1.7 billion and realized gains on sales of equity securities of $0.4 billion.
Other expense primarily consists of interest expense on our debt as well as our operating and finance leases offset by investment income. Interest expense was $126 million and $131 million for fiscal 2021 and 2020, respectively. Investment income decreased $34 million in fiscal 2021, respectively, compared to the same period a year ago due to lower interest rates across our portfolio, modestly offset by larger cash equivalents and marketable securities balances. Upon closing of our acquisition of Slack, we expect an increase in interest expense due to debt agreements we plan to enter into in connection with the pending acquisition.
Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2021	2020
Benefit from (provision for) income taxes	$1,511	$(580)	$2,091
Effective tax rate	(59)%	82%
In fiscal 2021, we recognized a tax benefit of $1.5 billion on a pretax income of $2.6 billion. In the second quarter of fiscal 2021, we changed our international corporate structure, which included the transfer of certain intangible property between foreign affiliates resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. The deferred tax assets were recognized as a result of the book and tax basis difference on the intangible property and were based on the intangible property’s current fair value. The determination of the estimated fair value of the intangible property is complex and judgmental due to the use of subjective assumptions in the valuation models used by management. The tax amortization related to the intellectual property transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the currently enacted Irish tax rate. We believe that it is more likely than not the deferred tax assets will be realized in Ireland.
In fiscal 2020, we recognized a tax provision of $580 million on a pretax income of $706 million. Our tax provision was primarily driven by incremental tax costs associated with the integration of acquired operations and assets and profitable jurisdictions outside of the United States.
Fiscal Year Ended January 31, 2020 and 2019
For a discussion of the year ended January 31, 2020 compared to the year ended January 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2020.
Liquidity and Capital Resources
At January 31, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $12.0 billion and accounts receivable of $7.8 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement, which provides the ability to borrow up to $3.0 billion in unsecured financing (“Credit Facility”) as of January 31, 2021, also serves as a source of liquidity.
As of January 31, 2021, our remaining performance obligation was $36.1 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.

Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted non-cancelable subscription agreements, which is not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months. In addition, we expect to have a sufficient combination of available cash and borrowing capacity to fund the aggregate cash portion of the pending acquisition of Slack, which is expected to be approximately $15.6 billion. Sources of financing associated with our pending acquisition of Slack are detailed below in “Debt.”
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For fiscal 2021, 2020 and 2019, our cash flows were as follows (in millions):

4	Fiscal Year Ended January 31,
	2021	2020	2019
Net cash provided by operating activities	$4,801	$4,331	$3,398
Net cash used in investing activities	(3,971)	(2,980)	(5,308)
Net cash provided by financing activities	1,194	164	2,010
Operating Activities
The net cash provided by operating activities during fiscal 2021 was primarily related to net income of $4.1 billion, adjusted for non-cash items including $2.0 billion from a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of certain intangible property, $2.8 billion of depreciation and amortization and $2.2 billion of expenses related to employee stock plans, as well as adjusted for $2.2 billion of gains on strategic investments. Cash provided by operating activities during fiscal 2021 further benefited by the change in unearned revenue of $1.9 billion, offset by a change in accounts receivable, net of $1.6 billion. Cash provided by operating activities during fiscal 2021 was negatively impacted by changes in billing frequency for new business due to the COVID-19 pandemic. In addition, our operating cash flows were negatively impacted by investments made in our go-to-market efforts, such as the partial minimum commission guarantee provided in the first quarter of fiscal 2021.
The net cash provided by operating activities during fiscal 2020 was primarily related to net income of $126 million, adjusted for non-cash items such as $2.1 billion related to depreciation and amortization, $1.8 billion of expenses related to employee stock plans and discrete one-time non-cash adjustments.
Investing Activities
The net cash used in investing activities during fiscal 2021 was primarily related to cash consideration for the acquisition of Vlocity, net of cash acquired, of approximately $1.2 billion as well as purchases of marketable securities of $4.8 billion, partially offset by sales and maturities of marketable securities of $2.9 billion. In addition, we paid approximately $150 million of cash consideration related to the purchase of the property located at 450 Mission Street (“450 Mission”) in San Francisco, CA, which is reflected in capital expenditures.
The net cash used in investing activities during fiscal 2020 was primarily related to the purchases of marketable securities of $3.9 billion, offset by sales and maturities of marketable securities of $2.2 billion. In addition, we paid approximately $0.4 billion of cash consideration, net of cash acquired, for business combinations during fiscal 2020.
Financing Activities
Net cash provided by financing activities during fiscal 2021 consisted primarily of $1.3 billion from proceeds from equity plans.
Net cash provided by financing activities during fiscal 2020 consisted primarily of $840 million from proceeds from equity plans offset by repayments of debt of $503 million, including repayment of our senior unsecured term loan facility that would have matured in April 2021, and principal payments on financing obligations of $173 million.

Debt
As of January 31, 2021, we had senior unsecured debt outstanding due in 2023 and 2028 with a total carrying value of $2.5 billion. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in 2023 with a total carrying value of $190 million. We were in compliance with all debt covenants as of January 31, 2021.
In December 2020, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in December 2025, replacing our previous $1.0 billion revolving credit facility. There were no outstanding borrowings under the Credit Facility as of January 31, 2021. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the considerations for and fees, costs and expenses related to any acquisition.
In addition, in connection with our pending acquisition of Slack, in December 2020, we obtained commitments from certain financial institutions for a 364-day senior unsecured bridge loan facility (the “Bridge Facility”). The original commitments in respect of the Bridge Facility were $10.0 billion, but were reduced to $7.0 billion in December 2020 following our entry into a $3.0 billion three-year senior unsecured loan agreement (“Acquisition Term Loan”), the proceeds of which may be used to finance a portion of the cash consideration for our pending acquisition of Slack, for the repayment of certain debt of Slack to pay fees, costs and expenses related thereto. In February 2021, we elected to further reduce our Bridge Facility commitments to $4.0 billion. The availability and funding of the Bridge Facility and the Acquisition Term Loan are conditioned on the consummation of the acquisition of Slack in accordance with the terms of the merger agreement and are subject to certain exceptions, qualifications and certain other conditions. We may further reduce the commitments in respect of the Bridge Facility prior to the consummation of the acquisition, all or a portion of which may be in connection with the issuance of one or more series of senior secured debt securities or other incurrences of new indebtedness or commitments in respect thereof.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. For more information regarding our lease obligations, see Note 6 “Leases and Other Commitments” to the consolidated financial statements in Item 8 of Part II. In addition, we have a substantial level of debt. For more information regarding our debt service obligations, see Note 9 “Debt” to the consolidated financial statements in Item 8 of Part II. As of January 31, 2021, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $0.6 billion due in the next 12 months and $1.9 billion due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
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
Other Future Obligations
In December 2020, we entered into a definitive agreement to acquire Slack. Under the terms of the agreement, Slack shareholders will receive $26.79 in cash and 0.0776 shares of Salesforce common stock for each outstanding share of Slack Class A and Class B common stock, resulting in an estimated $15.6 billion of cash consideration and 45 million shares to be issued, based on Slack Class A and Class B shares outstanding as of January 31, 2021. The agreement also provides for the assumption of outstanding equity awards held by Slack employees. We expect to fund the cash portion of the consideration with a combination of new debt, as discussed above, and cash on our balance sheet.
In February 2021, we acquired all outstanding stock of Acumen Solutions, Inc. (“Acumen”) for approximately $433 million, in cash.
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

Environmental, Social, Governance
We believe the business of business is to make the world a better place for all of our stakeholders, including our stockholders, customers, employees, partners, the planet and the communities in which we work and live. We believe that values drive value, and that effectively managing our priority Environmental, Social, and Governance (“ESG”) topics will help create long-term value for our investors. We also believe that transparently disclosing the goals and relevant metrics related to our ESG programs will allow our stakeholders to be informed about our progress.
The topics covered in this section are informed by an internal ESG materiality assessment completed in fiscal 2020, which assessed both the impact on our business and the importance to our stakeholders, as well as by relevant topics identified through third-party ESG reporting frameworks, standards and metrics, such as the Sustainability Accounting Standards Board (“SASB”), and the Task Force on Climate-Related Financial Disclosures (“TCFD”). More information on our key ESG programs, goals and commitments, and key metrics can be found on our website in our annual Stakeholder Impact Report.
Our ESG highlights as of the fiscal year ended January 31, 2021 include the following:
COVID-19 Response. In fiscal 2021 we mobilized to support our employees, our customers and our communities in response to the COVID-19 pandemic in a number of ways.
•Protecting our workforce. In an effort to protect the safety and well-being of our employees, we closed our offices around the world and provided an allowance for employees to use for equipment to improve their ability to work from home. We provided regular communication and updates to employees, including through company-wide video calls led by senior management, with participation of Board members and guest experts in psychology and other medical fields throughout fiscal 2021. Additionally, we expanded our leave programs to include accommodations for child or elder care hardships during the pandemic.
•Innovation and customer support. To support our customers, we launched Work.com, which includes new solutions designed to help our customers reopen safely. We also launched Work.com for schools to help schools reopen safely and Vaccine Cloud to help governments and healthcare organizations more safely and efficiently manage vaccine programs at scale.
•Supporting our communities. In fiscal 2021, we took action to help address the Personal Protective Equipment (“PPE”) shortage facing medical personnel by sourcing millions of units of PPE for doctors, nurses and first responders in the United States and other countries.
Data Security. Customers entrust us with their most sensitive data, and they expect us to protect it using security risk management practices and advanced systems that respond to the changing security landscape and emerging threats. We have made and will continue to make substantial investments in our cybersecurity programs. We provide an overview of our program, training, best practices for our customers, and information on system status, security issues, and compliance certificates on our website at www.trust.salesforce.com.
Data Privacy. Our customers trust us to help them build meaningful relationships with their own customers. The privacy of the data that we are entrusted to protect is a top priority. Our customer agreements and our privacy policies (which are publicly available on our website) describe how we safeguard data with an effective privacy and security program. We also offer resources to help our customers operate globally in compliance with privacy laws such as General Data Protection Regulation and the California Consumer Privacy Act.
Equality. We invest in programs designed to enhance employee success and create a safe, healthy and engaging working environment that fosters our core value of equality for all. Refer to our “Human Capital Management” Section in Item 1 of Part I for details.
Racial Equality and Justice Task Force. In fiscal 2021 we launched our Racial Equality and Justice Task Force to help drive systemic change in our workplace and community. To create the task force, we invited employees from across the business, as well as leaders of our Black employee resource group, to help guide our vision, which includes our focus on the four pillars of “People, Purchasing, Philanthropy and Policy.” Our vision and goals have been formalized in a new Racial Equality and Justice V2MOM, which is an internal management tool that incorporates our vision, values, methods, obstacles and measures.
Ethical and Humane Use. We recognize the transformative power of technologies and the importance of ensuring their ethical and humane use. Core to this effort is our Office of Ethical and Humane Use of Technology, which works across product, law, policy and ethics to develop and implement strategic frameworks across the company for the responsible design, development and use of Salesforce technologies. We regularly engage with stakeholders and experts in the field to further this effort. We also rely on our Ethical Use Advisory Council, composed of diverse frontline and executive employees, as well as external academics, industry experts and society leaders, to navigate how we mitigate risk and avoid harmful unintended consequences.
Civic Engagement. We work with policymakers and elected officials around the globe on issues that matter to our stakeholders, including our employees, our customers, our stockholders, our communities and the environment. Salesforce is nonpartisan in our work, and we support candidates and eligible organizations of any party who share our priorities, align with our core values, represent and engage with significant numbers of our employees and demonstrate leadership. We are committed to complying with all laws, rules and regulations relevant to our political activity and we publicly disclose all contributions in the U.S. in reports filed with the Federal Election Commission and with various state campaign finance commissions. Our Governance Committee provides independent oversight and annually reviews our political contributions. Management prepares a detailed annual report of our corporate political spending, which is publicly accessible at https://www.salesforce.com/company/public-policy/.
Supporting Our Communities. Giving back is foundational to our corporate culture and our core value of equality. In the fiscal year ended January 31, 2021, together with the Salesforce Foundation, a 501(c)(3) non-profit organization, our social value contribution include the following:
•Approximately $1.4 billion in donated or discounted products provided to non-profits and higher education institutions via Salesforce.org. We calculate the social value of products sold or donated based on the estimated price we would have received if a comparable product was sold to a for-profit business of similar size and location, less the price that we received, if any, for the same product from a qualified non-profit educational institution or other Non-Government Organization (“NGO”). When a comparable Salesforce product price was not readily available, we used a ratio based on the weighted average of the Salesforce price to a for-profit company compared to the Salesforce price to a non-profit company.
•Approximately $100 million in grants and donations to qualified non-profits, educational institutions or other NGOs in fiscal 2021.
In addition, our employees volunteered over 800,000 hours in fiscal 2021.
Climate Action. Salesforce continues to support science-based climate policies and decarbonization actions intended to limit the global average temperature increase to 1.5°C above pre-industrial levels.
•In fiscal 2021 our absolute location-based GHG emissions declined one percent relative to fiscal 2020. Market-based emissions, which include the net carbon reductions associated with our renewable energy procurement, declined by 40 percent over the same period. In fiscal 2021, we procured electricity from renewable energy resources equivalent to approximately 75 percent of what we used globally. We continued to support new efforts to decarbonize regional energy grids through our first international Virtual Power Purchase Agreement (“VPPA”) in Australia. This VPPA supports our ambition to achieve our 100 percent renewable energy goal by 2022.
•As part of our 1.5°C Science-Based Target, we made a commitment that suppliers representing 60% of our Scope 3 emissions will set Science-Based Targets of their own. As of January 31, 2021 and January 31, 2020, 49 and 19 of our suppliers had set or committed to Science-Based Targets, respectively. In addition, in fiscal 2021 we delivered all customers a carbon neutral cloud, offset all operational emissions and offset all emissions associated with business travel and employee commuting.
•In January 2020, as a founding partner of 1t.org, and in support of its mission, Salesforce announced our goal to support and mobilize the conservation, restoration and growth of 100 million trees by the end of 2030.
While we believe all of these goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In January 2020, the UK exited the European Union (“EU”) (“Brexit”). In December 2020, a trade agreement was entered into between the UK and the EU and in January 2021, the transition period ended and the UK was no longer subject to EU rules or regulations. Brexit and the new UK-EU trade agreement could adversely affect the UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland that could partially mitigate the impact Brexit could have on our operations. In fiscal 2021 and 2020, revenues generated in Europe were approximately 21 percent and 20 percent of total revenues, respectively, of which most are recorded in our UK, Germany, France, Italy, Spain and Ireland subsidiaries. Revenues in Europe had a minimal favorable impact in fiscal 2021 compared to fiscal 2020 as a result of fluctuations in the Euro and British Pound Sterling against the USD. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Although the USD fluctuated against certain international currencies throughout the year, the amounts of revenue that we reported in USD for foreign subsidiaries that transact in international currencies were similar to what we would have reported during fiscal 2020 using a constant currency rate. However, fluctuations in USD against certain international currencies over the past several months modestly benefited our remaining performance obligation as of January 31, 2021 compared to what we would have reported as of January 31, 2020 using constant currency rate.

Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $12.0 billion as of January 31, 2021. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at January 31, 2021 could result in a $63 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2020, we had cash, cash equivalents and marketable securities totaling $7.9 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $38 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of January 31, 2021	Interest Terms	Effective Interest Rate for Fiscal 2021
Bridge Facility	N/A (1)	$0	Floating	N/A
Acquisition Term Loan	N/A (2)	0	Floating	N/A
2023 Senior Notes	April 2023	1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	190	Fixed	3.75%
Credit Facility	December 2025	0	Floating	N/A
(1) Maturity date will be 364 days following the closing of the pending Slack acquisition.
(2) Maturity date is three years following the closing of the pending Slack acquisition.
Any borrowings under the Bridge Facility will bear interest, at our option, at a base rate plus a spread of 0.00% to 0.875% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit ratings from time to time and subject to increases of 0.25% on each of the 90th, 180th and 270th day following the initial funding of the Bridge Facility. As of January 31, 2021, there was no outstanding borrowing amounts under the Bridge Facility.
Any borrowings under our Acquisition Term Loan bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit ratings from time to time. Our Acquisition Term Loan allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. As of January 31, 2021, there was no outstanding borrowing amount under the Acquisition Term Loan.
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. Our Credit Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of January 31, 2021, there was no outstanding borrowing amount under the Credit Facility.
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
As of January 31, 2021, our portfolio consisted of investments in over 280 companies, with capital investments ranging from less than $0.3 million to approximately $335 million, and 40 investments with carrying values individually equal to or in excess of approximately $10 million. As of January 31, 2021, we held one publicly traded investment with a carrying value that was approximately 35 percent of our total strategic investments, one publicly traded investment with a carrying value that was greater than 15 percent of our total strategic investments, and one privately held investment with a carrying value greater than five percent of our strategic investment portfolio.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of January 31, 2021 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of January 31, 2021
Publicly held equity securities	$418	$1,650	$0	$2,068
Privately held equity securities	1,720	318	(248)	1,790
Total equity securities	$2,138	$1,968	$(248)	$3,858
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
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in enterprise value of our publicly traded and significant privately held equity securities held as of January 31, 2021, which represents 74 percent of the strategic investment portfolio, could result in a $272 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. One of our publicly traded investments, which individually had a carrying value of approximately 35 percent of our total strategic investment portfolio, is subject to lock-up agreements until March 2021, for the investment made prior to their initial public offering (“IPO”) and September 2021 for the investment made concurrent with their IPO. A portion of our holdings was released from the lock-up agreement early as certain criteria were met.
In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital. The rapid spread of COVID-19 and its reverberating effects on the global economy have caused disruptions to the industry and to financial markets that are inhibiting and may continue to inhibit the ability of investee companies to complete a liquidity event. In severe cases, our investee companies may no longer be able to operate or could experience reduced profitability, delayed public offerings, reduced ability to raise favorable rounds of financing, or acquisitions at less favorable terms. These outcomes could have a material adverse affect on the Company’s financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of salesforce.com, inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of salesforce.com, inc. (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2021 expressed an unqualified opinion thereon.
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

Income Taxes – Valuation of Intellectual Property included in International Corporate Structure Change
Description of the Matter
As discussed in Note 11 to the financial statements, the Company changed its international corporate structure in the year ended January 31, 2021, which included the transfer of certain intangible property to Ireland resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. The determination of the estimated fair value of the intangible property is complex and judgmental due to the use of subjective assumptions in the valuation models used by management. The estimated fair value serves as the tax basis of the deferred tax asset.

Auditing management’s valuation of the intangible property is complex due to the effort and auditor judgment required to evaluate management’s assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s development of the assumptions used in the valuation models applied in determining the fair value of the intangible property.

To test the estimated fair value of the intangible property, we performed audit procedures that included, among others, testing the significant assumptions used in the valuation models, including validating the completeness and accuracy of the underlying data supporting the assumptions and estimates. We compared the more sensitive significant assumptions used by management to current industry and competitor data and the Company’s own historical results. We also assessed the historical accuracy of management’s own forecasts. In addition, we involved our valuation specialists and tax professionals to assist in our evaluation of the methodology used by the Company and the significant assumptions underlying the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Redwood City, California
March 17, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of salesforce.com, inc.
Opinion on Internal Control over Financial Reporting
We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, salesforce.com, inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes, and our report dated March 17, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Redwood City, California
March 17, 2021

salesforce.com, inc.
Consolidated Balance Sheets
(in millions)

	January 31, 2021	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$6,195	$4,145
Marketable securities	5,771	3,802
Accounts receivable, net	7,786	6,174
Costs capitalized to obtain revenue contracts, net	1,146	926
Prepaid expenses and other current assets	991	916
Total current assets	21,889	15,963
Property and equipment, net	2,459	2,375
Operating lease right-of-use assets, net	3,204	3,040
Noncurrent costs capitalized to obtain revenue contracts, net	1,715	1,348
Strategic investments	3,909	1,963
Goodwill	26,318	25,134
Intangible assets acquired through business combinations, net	4,114	4,724
Deferred tax assets and other assets, net	2,693	579
Total assets	$66,301	$55,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$4,355	$3,433
Operating lease liabilities, current	766	750
Unearned revenue	12,607	10,662
Total current liabilities	17,728	14,845
Noncurrent debt	2,673	2,673
Noncurrent operating lease liabilities	2,842	2,445
Other noncurrent liabilities	1,565	1,278
Total liabilities	24,808	21,241
Commitments and contingencies (See Notes 6 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600 shares authorized, 919 and 893 issued and outstanding at January 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	35,601	32,116
Accumulated other comprehensive loss	(42)	(93)
Retained earnings	5,933	1,861
Total stockholders’ equity	41,493	33,885
Total liabilities and stockholders’ equity	$66,301	$55,126

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in millions, except per share data)

4	Fiscal Year Ended January 31,
	2021	2020	2019
Revenues:
Subscription and support	$19,976	$16,043	$12,413
Professional services and other	1,276	1,055	869
Total revenues	21,252	17,098	13,282
Cost of revenues (1)(2):
Subscription and support	4,154	3,198	2,604
Professional services and other	1,284	1,037	847
Total cost of revenues	5,438	4,235	3,451
Gross profit	15,814	12,863	9,831
Operating expenses (1)(2):
Research and development	3,598	2,766	1,886
Marketing and sales	9,674	7,930	6,064
General and administrative	2,087	1,704	1,346
Loss on settlement of Salesforce.org reseller agreement	0	166	0
Total operating expenses	15,359	12,566	9,296
Income from operations	455	297	535
Gains on strategic investments, net (3)	2,170	427	542
Other expense	(64)	(18)	(94)
Income before benefit from (provision for) income taxes	2,561	706	983
Benefit from (provision for) income taxes (4)	1,511	(580)	127
Net income	$4,072	$126	$1,110
Basic net income per share	$4.48	$0.15	$1.48
Diluted net income per share	$4.38	$0.15	$1.43
Shares used in computing basic net income per share	908	829	751
Shares used in computing diluted net income per share	930	850	775
_______________
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019
Cost of revenues	$662	$440	$215
Marketing and sales	459	352	232
(2) Amounts include stock-based expense, as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019
Cost of revenues	$241	$204	$161
Research and development	703	510	307
Marketing and sales	941	852	643
General and administrative	305	219	172
(3) During fiscal 2021, two of the Company’s strategic investments completed their initial public offering, resulting in an unrealized gain of $1.7 billion as of January 31, 2021.
(4) Amounts include approximately $2.0 billion of one-time benefit from a discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property in fiscal 2021, and a benefit related to the partial release of the valuation allowance of $612 million for fiscal 2019.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income
(in millions)

4	Fiscal Year Ended January 31,
	2021	2020	2019
Net income	$4,072	$126	$1,110
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	40	(59)	(26)
Unrealized gains (losses) on marketable securities and privately held debt securities	15	26	(12)
Other comprehensive income (loss), before tax	55	(33)	(38)
Tax effect	(4)	(2)	(1)
Other comprehensive income (loss), net	51	(35)	(39)
Comprehensive income	$4,123	$91	$1,071

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2018	730	$1	$9,752	$(12)	$635	$10,376
Cumulative effect of accounting changes	0	0	0	(7)	(10)	(17)
Common stock issued	21	0	695	0	0	695
Shares issued related to business combinations	13	0	2,195	0	0	2,195
Settlement of convertible notes and warrants	6	0	4	0	0	4
Stock-based expense	0	0	1,281	0	0	1,281
Other comprehensive loss, net of tax	0	0	0	(39)	0	(39)
Net income	0	0	0	0	1,110	1,110
Balance at January 31, 2019	770	1	13,927	(58)	1,735	15,605
Common stock issued	21	0	816	0	0	816
Shares issued related to business combinations	102	0	15,588	0	0	15,588
Stock-based expense	0	0	1,785	0	0	1,785
Other comprehensive loss, net of tax	0	0	0	(35)	0	(35)
Net income	0	0	0	0	126	126
Balance at January 31, 2020	893	1	32,116	(93)	1,861	33,885
Common stock issued	26	0	1,295	0	0	1,295
Stock-based expense	0	0	2,190	0	0	2,190
Other comprehensive income, net of tax	0	0	0	51	0	51
Net income	0	0	0	0	4,072	4,072
Balance at January 31, 2021	919	$1	$35,601	$(42)	$5,933	$41,493

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in millions)

4	Fiscal Year Ended January 31,
	2021	2020	2019
Operating activities:
Net income	$4,072	$126	$1,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,846	2,135	982
Amortization of costs capitalized to obtain revenue contracts, net	1,058	876	737
Expenses related to employee stock plans	2,190	1,785	1,283
Loss on settlement of Salesforce.org reseller agreement	0	166	0
Gains on strategic investments, net	(2,170)	(427)	(542)
Tax benefit from intra-entity transfer of intangible property	(2,003)	0	0
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(1,556)	(1,000)	(923)
Costs capitalized to obtain revenue contracts, net	(1,645)	(1,130)	(981)
Prepaid expenses and other current assets and other assets	(133)	(119)	(58)
Accounts payable and accrued expenses and other liabilities	1,100	982	287
Operating lease liabilities	(830)	(728)	0
Unearned revenue	1,872	1,665	1,503
Net cash provided by operating activities	4,801	4,331	3,398
Investing activities:
Business combinations, net of cash acquired	(1,281)	(369)	(5,115)
Purchases of strategic investments	(1,069)	(768)	(362)
Sales of strategic investments	1,051	434	260
Purchases of marketable securities	(4,833)	(3,857)	(1,068)
Sales of marketable securities	1,836	1,444	1,426
Maturities of marketable securities	1,035	779	146
Capital expenditures	(710)	(643)	(595)
Net cash used in investing activities	(3,971)	(2,980)	(5,308)
Financing activities:
Proceeds from issuance of debt, net	(20)	0	2,966
Proceeds from employee stock plans	1,321	840	704
Principal payments on financing obligations	(103)	(173)	(131)
Repayments of debt	(4)	(503)	(1,529)
Net cash provided by financing activities	1,194	164	2,010
Effect of exchange rate changes	26	(39)	26
Net increase in cash and cash equivalents	2,050	1,476	126
Cash and cash equivalents, beginning of period	4,145	2,669	2,543
Cash and cash equivalents, end of period	$6,195	$4,145	$2,669

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Fiscal Year Ended January 31,
	2021	2020	2019
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$96	$106	$94
Income taxes, net of tax refunds	$216	$129	$83
Non-cash investing and financing activities:
Fair value of equity awards assumed	$6	$373	$480
Fair value of common stock issued as consideration for business combinations	$0	$15,215	$1,715

See accompanying Notes.

salesforce.com, inc.
Notes to Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce (the “Company”) is a global leader in customer relationship management ("CRM") technology that brings companies and customers together. With the Customer 360 platform, the Company delivers a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce, from anywhere. Since its founding in 1999, Salesforce has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence (“AI”), enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era.
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
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance depends on certain developments, including the duration of the pandemic, the impact on the Company’s customers and its sales and renewal cycles, and the impact on the Company’s employees, as discussed in more detail in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, the estimates and assumptions used by the Company may change, as new events occur and additional information is obtained, and such changes will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
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
While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Customer 360 Platform, most of the Company's service offerings are deployed in a nearly identical way, and the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis.
Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Collateral is not required for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the consolidated statement of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the consolidated balance sheet. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at January 31, 2021 and January 31, 2020. No single customer accounted for five percent or more of total revenue during fiscal 2021, 2020 and 2019. As of January 31, 2021 and January 31, 2020, assets located outside the Americas were 15 percent and 12 percent of total assets, respectively. As of January 31, 2021 and January 31, 2020, assets located in the United States were 82 percent and 87 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio. As of January 31, 2021, the Company held one publicly traded investment with a carrying value that was approximately 35 percent of its total strategic investments, one publicly traded investment with a carrying value greater than 15 percent of its total strategic investments, and one privately held investment with a carrying value that was individually greater than five percent of its strategic investment portfolio. The two publicly held investments represented 53 percent of the total balance of the Company’s strategic investments as of January 31, 2021. As of January 31, 2020, the Company held five investments that were individually greater than five percent of its total strategic investments, of which one was publicly traded and four were privately held.
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
With the May 2018 acquisition of MuleSoft, Inc. (“MuleSoft”) and the August 2019 acquisition of Tableau Software, Inc. (“Tableau”), subscription and support revenues also include revenues associated with term software licenses. On-premises software licenses purchased by customers provide the customer with a right to use the software as it exists when made available. Revenues from distinct licenses are generally recognized upfront when the software is made available to the customer. In cases where the Company allocates revenue to software updates and support revenue, the allocated revenue is recognized as the updates are provided, which is generally ratably over the contract term.
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
During fiscal 2021, the Company capitalized $1.6 billion of costs to obtain revenue contracts and amortized $1.1 billion to marketing and sales expense. During fiscal 2020, the Company capitalized $1.1 billion of costs to obtain revenue contracts and amortized $0.9 billion to marketing and sales expense. During fiscal 2021 the Company offered its direct sales force a partial minimum commission guarantee that would pay the greater of actual commissions earned or a fixed amount of their variable compensation that would have otherwise been paid during the three months ended April 30, 2020 if incremental new business had not been impacted by the COVID-19 pandemic. As these payments were guaranteed, and not a cost to obtain a revenue contract, the amounts were immediately expensed and are reflected in the Company’s consolidated statement of operations for fiscal 2021. Costs capitalized to obtain a revenue contract, net on the Company's consolidated balance sheets totaled $2.9 billion as of January 31, 2021 and $2.3 billion as of January 31, 2020. There were no impairments of costs to obtain revenue contracts for fiscal 2021 and 2020, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses, as required by new accounting pronouncement, Accounting Standards Update No. 2016-13 (“ASU 2016-13”), discussed in further detail below. Expected credit losses on securities are recognized in other income (expense), net on the consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other expense.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities which the Company does not have a controlling financial interest in but does exercise significant influence over the investee are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains on strategic investments, net on the consolidated statement of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through comprehensive income on the consolidated balance sheet.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivative contracts, which permit net settlement of transactions with the same counterparty, thereby reducing credit-related losses in the event of the financial institutions' nonperformance. Outstanding foreign currency derivative contracts are recorded at fair value on the consolidated balance sheets.
Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other expense to offset the gains or losses resulting from the settlement or remeasurement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of January 31, 2021 and 2020 was $5.3 billion and $5.5 billion, respectively.
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
Leases
The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. Assets recognized from finance leases (also referred to as “ROU” assets) are included in property and equipment, accrued expenses and other liabilities and other noncurrent liabilities, respectively, on the Company’s consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term. The corresponding lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes.
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
In fiscal 2021 the Company recorded approximately $216 million of impairments to assets associated with real estate leases in select locations it has decided to exit. There were no other material impairments of intangible assets, long-lived assets or goodwill during fiscal 2021, 2020 and 2019, respectively.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (or losses) on strategic investments in the consolidated statement of operations.

Stock-Based Expense
Stock-based expenses are measured based on grant date at fair value using the Black-Scholes option pricing model for stock options and the grant date closing stock price for restricted stock awards. The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $787 million, $660 million and $482 million for fiscal 2021, 2020 and 2019, respectively.
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
New Accounting Pronouncement Adopted in Fiscal 2021
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, and includes the Company's accounts receivable, certain financial instruments and contract assets. ASU 2016-13 results in more timely recognition of credit losses. Effective on February 1, 2020, the Company adopted the provisions and expanded disclosure requirements described in ASU 2016-13. The adoption of ASU 2016-13 was not material to the consolidated financial statements.
Accounting Pronouncement Pending Adoption
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which modifies and eliminates certain exceptions to the general principles of ASC 740, Income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2020. ASU 2019-12 will be effective for fiscal 2022, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2019-12 to be material.
Reclassifications
Certain reclassifications to fiscal 2020 and fiscal 2019 balances were made to conform to the current period presentation in the consolidated statements of cash flows. These reclassifications did not impact the Company's Operating Cash Flows.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's service offerings
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2021	2020	2019
Sales	$5,191	$4,598	$4,040
Service	5,377	4,466	3,621
Platform and Other	6,275	4,473	2,854
Marketing and Commerce	3,133	2,506	1,898
	$19,976	$16,043	$12,413

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2021	2020	2019
Americas	$14,736	$12,051	$9,445
Europe	4,501	3,430	2,553
Asia Pacific	2,015	1,617	1,284
	$21,252	$17,098	$13,282
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 95 percent during fiscal 2021 and 96 percent during fiscal 2020 and 2019, respectively. No other country represented more than ten percent of total revenue during fiscal 2021, 2020 and 2019 respectively.
Contract Balances
Contract Assets
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $477 million as of January 31, 2021 as compared to $449 million as of January 31, 2020, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the consolidated balance sheet. Impairments of contract assets were immaterial during fiscal 2021, 2020 and 2019, respectively.
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
The change in unearned revenue was as follows (in millions):

	Fiscal Year Ended January 31,
	2021	2020
Unearned revenue, beginning of period	$10,662	$8,564
Billings and other (1)	23,096	18,662
Contribution from contract asset	28	101
Revenue recognized ratably over time	(19,188)	(15,586)
Revenue recognized over time as delivered	(767)	(716)
Revenue recognized at a point in time	(1,297)	(796)
Unearned revenue from business combinations	73	433
Unearned revenue, end of period	$12,607	$10,662
(1) Other includes, for example, the impact of foreign currency translation.
Revenue recognized ratably over time is generally billed in advance and includes Cloud Services and the related support and advisory services. The majority of revenue recognized for these services is from the beginning of period unearned revenue balance.
Revenue recognized over time as delivered includes professional services billed on a time and materials basis, fixed fee professional services and training classes that are primarily billed, delivered and recognized within the same reporting period.
Revenue recognized at a point in time substantially consists of on-premises software licenses.
Approximately 50 percent of total revenue recognized in fiscal 2021 is from the unearned revenue balance as of January 31, 2020.

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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2021	$18.0	$18.1	$36.1
As of January 31, 2020	$15.0	$15.8	$30.8

3. Investments
Marketable Securities
At January 31, 2021, marketable securities consisted of the following (in millions):

Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,321	$20	$0	$3,341
U.S. treasury securities	205	1	0	206
Mortgage-backed obligations	382	5	0	387
Asset-backed securities	1,096	6	(1)	1,101
Municipal securities	242	2	0	244
Covered bonds	328	0	0	328
Other	164	0	0	164
Total marketable securities	$5,738	$34	$(1)	$5,771
At January 31, 2020, marketable securities consisted of the following (in millions):

Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,199	$9	$(1)	$2,207
U.S. treasury securities	182	1	0	183
Mortgage-backed obligations	225	1	0	226
Asset-backed securities	779	2	0	781
Municipal securities	157	1	0	158
Covered bonds	165	0	0	165
Other	82	0	0	82
Total marketable securities	$3,789	$14	$(1)	$3,802
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of January 31,
	2021	2020
Due within 1 year	$2,525	$1,332
Due in 1 year through 5 years	3,236	2,466
Due in 5 years through 10 years	10	4
	$5,771	$3,802

Strategic Investments
Strategic investments by form and measurement category as of January 31, 2021 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$2,068	$1,670	$120	$3,858
Debt securities	0	0	51	51
Total strategic investments	$2,068	$1,670	$171	$3,909
Strategic investments by form and measurement category as of January 31, 2020 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$1,502	$40	$1,912
Debt securities	0	0	51	51
Total strategic investments	$370	$1,502	$91	$1,963
Measurement Alternative Adjustments
The components of privately held equity securities accounted for under the measurement alternative included in the table above are presented below (in millions):

	Fiscal Year Ended January 31,
	2021	2020
Carrying amount, beginning of period	$1,502	$785
Adjustments related to privately held equity securities:
Net additions (1)	96	507
Upward adjustments	169	280
Impairments and downward adjustments	(97)	(70)
Carrying amount, end of period	$1,670	$1,502
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
In July 2020, one of the Company’s investments, which was previously accounted for under the measurement alternative, completed its initial public offering (“IPO”), resulting in a change of accounting methodology to fair value and the recognition of an unrealized gain of $537 million for the fiscal year ended January 31, 2021, which is reflected in the table below. As of January 31, 2021, the carrying value of the Company’s remaining investment was $0.7 billion.
In September 2020, one of the Company's investments, which the Company previously accounted for under the measurement alternative, completed its IPO, which resulted in a change of accounting methodology to fair value. Concurrent with the IPO, the Company invested an additional $250 million. As of January 31, 2021, the Company recognized an unrealized gain of $1.2 billion on this investment, which is reflected in the table below. The investment concurrent with the IPO is subject to a lock-up agreement in which the Company's ability to sell is restricted until September 2021, while the remainder of the Company's investment is subject to a lock-up agreement until March 2021. As of January 31, 2021, the carrying value of the Company’s remaining investment was $1.4 billion.
Since the adoption of ASU 2016-01 on February 1, 2018, cumulative impairments and downward adjustments were $238 million and cumulative upward adjustments were $314 million through January 31, 2021 for measurement alternative investments still held as of January 31, 2021.

Gains on strategic investments, net
The components of gains and losses on strategic investments are presented below (in millions):

4	Fiscal Year Ended January 31,
	2021	2020	2019
Unrealized gains recognized on publicly traded equity securities, net	$1,743	$138	$345
Unrealized gains recognized on privately held equity securities, net	77	208	133
Realized gains on sales of equity securities, net	367	95	74
Losses on debt securities, net	(17)	(14)	(10)
Gains on strategic investments, net	$2,170	$427	$542
Realized gains on sales of equity securities, net reflects the difference between the sale proceeds and the carrying value of the equity security at the beginning of the period or the purchase date, if later. The cumulative net gain, measured as the sale price less the initial purchase price, for equity securities exited during fiscal 2021 and fiscal 2020 was $0.9 billion and $0.4 billion, respectively. Cumulative net realized gains in fiscal 2021 includes gains related to the Company’s sales of its publicly traded investments resulting in a realized gain of $0.3 billion, and a cumulative net gain of $0.6 billion.
Net unrealized gains recognized in fiscal 2021 and 2020 for strategic investments still held as of those respective year ends were $1.8 billion and $0.3 billion, respectively. These include approximately $125 million and $77 million of impairments on privately held equity and debt securities in fiscal 2021 and fiscal 2020, respectively.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2021 and indicates the fair value hierarchy of the valuation (in millions):

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
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheet in addition to $2.8 billion of cash, as of January 31, 2021.
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2020 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2020
Cash equivalents (1):
Time deposits	$0	$746	$0	$746
Money market mutual funds	1,293	0	0	1,293
Marketable securities:
Corporate notes and obligations	0	2,207	0	2,207
U.S. treasury securities	0	183	0	183
Mortgage-backed obligations	0	226	0	226
Asset-backed securities	0	781	0	781
Municipal securities	0	158	0	158
Covered bonds	0	165	0	165
Other	0	82	0	82
Strategic investments:
Publicly held equity securities	370	0	0	370
Total assets	$1,663	$4,548	$0	$6,211

(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheet in addition to $2.1 billion of cash, as of January 31, 2020.
Strategic investments measured and recorded at fair value on a non-recurring basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For example, the Company's privately held equity securities that have been remeasured are classified within Level 3 in the fair value hierarchy because the value is based on valuation methods using the observable transaction price and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds. The Company's privately held debt and equity securities and equity method investments amounted to $1.8 billion as of January 31, 2021 and $1.6 billion as of January 31, 2020.
5. Property and Equipment and Other Balance Sheet Accounts
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2021	2020
Land	$293	$184
Buildings and building improvements	485	777
Computers, equipment and software	1,901	1,608
Furniture and fixtures	228	226
Leasehold improvements	1,507	1,381
Property and equipment, gross	4,414	4,176
Less accumulated depreciation and amortization	(1,955)	(1,801)
Property and equipment, net	$2,459	$2,375
Depreciation and amortization expense totaled $579 million, $455 million and $411 million during fiscal 2021, 2020 and 2019, respectively.
Upon adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) on February 1, 2019, the Company did not use hindsight when determining lease term and therefore included renewal options in the lease term for the leased property at 350 Mission St. (“350 Mission”) in San Francisco. This lease was classified as a finance lease and included in property and equipment as of January 31, 2020. In fiscal 2021, the Company reassessed the lease term for 350 Mission due to management decisions and actions to exit and sublease the majority of this space through the end of the noncancellable term. As a result of the reassessment of the lease term, the ROU asset and corresponding lease liability were remeasured to exclude the estimated lease payments for the renewal option periods and reclassified as operating leases, resulting in the derecognition of $262 million in buildings and building improvements. After remeasurement and reclassification, the lease represented $148 million in operating lease ROU assets. The $225 million in remeasured lease liabilities were also reclassified to operating lease liabilities during the period.
In addition, in fiscal 2021, the Company purchased the property located at 450 Mission St. (“450 Mission”) in San Francisco, California for approximately $150 million, of which $110 million was allocated to land, $34 million to building, which is included in property and equipment, net and $6 million to in-place leases, which is included in intangible assets in the accompanying consolidated balance sheet.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of January 31, 2021 included approximately $1.7 billion of accrued compensation as compared to $1.5 billion as of January 31, 2020.
6. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under noncancellable operating leases with various expiration dates. The leases have noncancellable remaining terms of 1 year to 18 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.

The components of lease expense were as follows (in millions):

	Fiscal Year Ended January 31,
	2021	2020
Operating lease cost	$1,208	$913

Finance lease cost:
Amortization of right-of-use assets	$73	$65
Interest on lease liabilities	15	20
Total finance lease cost	$88	$85
Prior to the adoption of Topic 842 on February 1, 2019, the Company recognized operating lease costs on a straight-line basis once control of the space was achieved. Rent expense was $365 million for fiscal 2019.
Supplemental cash flow information related to operating and finance leases was as follows (in millions):

	Fiscal Year Ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$905	$827
Operating cash outflows for finance leases	14	15
Financing cash outflows for finance leases	48	164
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	979	509
Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

	As of January 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$3,204	$3,040

Operating lease liabilities, current	$766	$750
Noncurrent operating lease liabilities	2,842	2,445
Total operating lease liabilities	$3,608	$3,195

Finance leases:
Buildings and building improvements (1)	$0	$325
Computers, equipment and software	604	468
Accumulated depreciation	(410)	(404)
Property and equipment, net	$194	$389

Accrued expenses and other liabilities (1)	$35	$53
Other noncurrent liabilities (1)	93	332
Total finance lease liabilities	$128	$385

(1) As a result of the reassessment of the lease term of 350 Mission, the ROU asset and corresponding lease liability were remeasured to exclude the estimated lease payments for the renewal option periods and reclassified as operating leases, resulting in the derecognition of $262 million in buildings and building improvements. After remeasurement and reclassification, the lease represented $148 million in operating lease ROU assets. The $225 million in remeasured lease liabilities were also reclassified to operating lease liabilities during the period.
Other information related to leases was as follows:

	As of January 31,
	2021	2020
Weighted average remaining lease term
Operating leases	7 years	7 years
Finance leases	4 years	18 years
Weighted average discount rate
Operating leases	2.2%	2.7%
Finance leases	1.9%	4.5%
As of January 31, 2021, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Fiscal 2022	$822	$37
Fiscal 2023	680	35
Fiscal 2024	508	35
Fiscal 2025	399	26
Fiscal 2026	336	0
Thereafter	1,161	0
Total minimum lease payments	3,906	133
Less: Imputed interest	(298)	(5)
Total	$3,608	$128
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $166 million in the next five years and $34 million thereafter.
As of January 31, 2021, the Company had additional leases that had not yet commenced totaling $1.5 billion and therefore not reflected on the consolidated balance sheet and tables above. These leases include agreements for office facilities to be constructed. These leases will commence between fiscal year 2022 and fiscal year 2025 with lease terms of 3 to 18 years.
Of the total lease commitment balance, including leases not yet commenced, of $5.4 billion, approximately $4.9 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of January 31, 2021, the Company had a total of $100 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2033.
7. Business Combinations
Fiscal Year 2021
Vlocity
In June 2020, the Company acquired all outstanding stock of Vlocity, Inc. ("Vlocity"), a leading provider of industry-specific cloud and mobile software. The Company has included the financial results of Vlocity in the consolidated financial statements from the date of acquisition, which were not material to date. The transaction costs associated with its acquisition were immaterial. The acquisition date fair value of the consideration transferred for Vlocity was approximately $1.4 billion, which consisted of the following (in millions):

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
The Company has included the financial results of Evergage in the consolidated financial statements from the date of acquisition, which were not material. The transaction costs associated with the acquisition were not material.
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
Salesforce.org
In June 2019, Salesforce.org, the independent non-profit social enterprise that resold the Company's service offerings to non-profit and higher education organizations, was combined with the Company. The transaction costs associated with the acquisition were not material.
The Company paid a one-time cash payment of $300 million for all shares of Salesforce.org to the independent, non-consolidated Salesforce.com Foundation (also referred to as the Foundation), which is considered a related party as discussed in Note 15 "Related-Party Transactions."
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
The acquisition date fair value of the consideration transferred for Datorama was approximately $766 million, which consisted of $136 million of cash, $537 million of common stock issued and $93 million of fair value of stock options and restricted stock awards assumed. The Company recorded approximately $202 million for developed technology and customer relationships with estimated useful lives of one to eight years. The Company recorded approximately $586 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities from integrating Datorama’s technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income taxes purposes.
MuleSoft
In May 2018, the Company acquired all outstanding stock of MuleSoft, which provides a platform for building application networks that connect enterprise apps, data and devices, across any cloud and on-premise solution.
The acquisition date fair value of the consideration transferred for MuleSoft was approximately $6.4 billion, which consisted of $4.9 billion of cash, $1.2 billion of common stock issued and $387 million of fair value of stock options and restricted stock awards assumed. The Company recorded approximately $1.3 billion for acquired intangible assets, which primarily consisted of $1.0 billion for customer relationships and $224 million for developed technology, with an estimated useful life ranging from one to eight years. Developed technology represents the fair value of MuleSoft's Anypoint technology. Customer relationships represent the fair values of the underlying relationships with MuleSoft customers. The Company recorded approximately $4.8 billion of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities when integrating MuleSoft's Anypoint technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
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
Pending Acquisition
Slack Technologies, Inc.
In December 2020, the Company entered into a definitive agreement to acquire Slack Technologies, Inc. (“Slack”), a leading channel-based messaging platform. Under the terms of the agreement, Slack shareholders will receive $26.79 in cash and 0.0776 shares of Salesforce common stock for each outstanding Slack share of common stock, resulting in an estimated $15.6 billion of cash consideration and 45 million shares of Salesforce common stock to be issued, based on Slack Class A and Class B shares outstanding as of January 31, 2021. The agreement also provides for the Company’s assumption of outstanding equity awards held by Slack employees. The Company expects to fund the cash portion of the consideration with a combination of new debt and cash on the Company’s balance sheet. See Note 9 “Debt” for further information related to new debt.
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

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2020	Additions and retirements, net (1)	January 31, 2021	January 31, 2020	Expense and retirements, net (1)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2021
Acquired developed technology	$3,598	$(293)	$3,305	$(1,249)	$(178)	$(1,427)	$2,349	$1,878	3.2
Customer relationships	3,252	258	3,510	(888)	(391)	(1,279)	2,364	2,231	6.8
Other (2)	72	(27)	45	(61)	21	(40)	11	5	3.3
Total	$6,922	$(62)	$6,860	$(2,198)	$(548)	$(2,746)	$4,724	$4,114	5.1
(1) The Company retired $576 million of fully depreciated intangible assets during fiscal 2021, of which $485 million were included in acquired developed technology, $57 million in customer relationships and $34 million in other.
(2) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for fiscal 2021, 2020 and 2019 was $1.1 billion, $792 million and $447 million, respectively.
The expected future amortization expense for intangible assets as of January 31, 2021 is as follows (in millions):

Fiscal Period:
Fiscal 2022	$1,078
Fiscal 2023	923
Fiscal 2024	835
Fiscal 2025	568
Fiscal 2026	342
Thereafter	368
Total amortization expense	$4,114
Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflect the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations were $42 million and $93 million as of January 31, 2021 and January 31, 2020, respectively, and are included in other assets on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually during the fourth quarter.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance at January 31, 2019	$12,851
Tableau	10,806
ClickSoftware	1,132
Salesforce.org	164
MapAnything	152
Other acquisitions and adjustments (1)	29
Balance as of January 31, 2020	25,134
Evergage	74
Vlocity	1,024
Other acquisitions and adjustments (1)	86
Balance as of January 31, 2021	$26,318
(1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.
9. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective Interest Rate for Fiscal 2021	January 31, 2021	January 31, 2020
2023 Senior Notes	April 2018	April 2023	3.26%	996	995
2028 Senior Notes	April 2018	April 2028	3.70%	1,491	1,489
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	190	193
Total carrying value of debt				2,677	2,677
Less current portion of debt				(4)	(4)
Total noncurrent debt				$2,673	$2,673
The Company was in compliance with all debt covenants as of January 31, 2021.
The total estimated fair value of the Company's 2023 and 2028 Senior Notes as of January 31, 2021 and January 31, 2020 were $2.8 billion and $2.7 billion, respectively. These fair values were determined based on the closing trading price per $100 of the 2023 and 2028 Senior Notes as of the last day of trading of fiscal 2021 and last day of fiscal 2020, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The expected future principal payments for all borrowings as of January 31, 2021 is as follows (in millions):

Fiscal period:
Fiscal 2022	$4
Fiscal 2023	4
Fiscal 2024	1,182
Thereafter	1,500
Total principal outstanding	$2,690
Revolving Credit Facility
In December 2020, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other institutional lenders (the “Revolving Loan Credit Agreement”) that provides for a $3.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in December 2025. The Credit Facility replaced our previous $1.0 billion revolving credit facility. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.

There were no outstanding borrowings under the Credit Facility as of January 31, 2021. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions), which is included within other expense in the Company’s consolidated statement of operations:

	Fiscal Year Ended January 31,
	2021	2020	2019
Contractual interest expense	$96	$106	$106
Amortization of debt issuance costs	14	4	16
Amortization of debt discount	0	0	4
	$110	$110	$126
Slack-Related Financing
In December 2020, in connection with the Company’s entry into the definitive agreement to acquire Slack, the Company obtained commitments from certain financial institutions for a $10.0 billion 364-day senior unsecured bridge loan facility (the “Bridge Facility”), subject to customary conditions, which were subsequently reduced to $7.0 billion in December 2020 following the Company’s entry into the term loan agreement referred to below. In February 2021, the Company elected to further reduce its Bridge Facility commitments to $4.0 billion. The Company may further reduce the commitments in respect of the Bridge Facility prior to the consummation of the acquisition, all or a portion of which reduction may be in connection with the issuance of one or more series of senior secured debt securities and/or other incurrences of indebtedness or commitments in respect thereof.
In December 2020, the Company also entered into a $3.0 billion three-year senior unsecured term loan agreement (“Acquisition Term Loan”) the proceeds of which may be used to finance a portion of the cash consideration for the pending acquisition of Slack, for the repayment of certain debt of Slack and to pay fees, costs and expenses related thereto. The availability and funding of the Bridge Facility and the Acquisition Term Loan are conditioned on the consummation of the acquisition of Slack in accordance with the terms of the merger agreement and is subject to certain exceptions, qualifications and certain other conditions.
For more information regarding the acquisition of Slack, see Note 7 “Business Combinations.”
10. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”).
As of January 31, 2021 and January 31, 2020, $140 million and $107 million, respectively, was withheld on behalf of employees for future purchases under the ESPP and recorded as accrued compensation. Shares purchased under the ESPP were approximately 3.9 million, 3.3 million and 3.5 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Options issued have terms of seven years.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2021	2020	2019
Volatility	28 - 37%	27 - 30%	27 - 28%
Estimated life	3.5 years	3.5 years	3.5 years
Risk-free interest rate	0.2 - 1.4%	1.6 - 2.5%	2.5 - 3.0%
Weighted-average fair value per share of grants	$41.24	$39.59	$28.89

	Fiscal Year Ended January 31,
ESPP	2021	2020	2019
Volatility	42 - 48%	28 - 33%	23 - 26%
Estimated life	0.75 years	0.75 years	0.75 years
Risk-free interest rate	0.1 - 0.2%	1.6 - 2.1%	2.0 - 2.6%
Weighted-average fair value per share of grants	$64.14	$41.43	$32.90
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
In fiscal 2021, 2020, and 2019, the Company granted performance-based restricted stock unit awards to certain employees, including the Chair of the Board and Chief Executive Officer and other senior executives. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three-year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200%, depending on the extent the performance condition is achieved.
Stock option activity, excluding the ESPP for fiscal 2021 is as follows:

		Options Outstanding
	Shares Available for Grant (in millions)	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2020	77	27	$98.56
Increase in shares authorized:
2013 Equity Incentive Plan	31
Assumed equity plans	1
Options granted under all plans	(8)	8	147.80
Restricted stock activity	(19)
Performance-based restricted stock units	(2)
Exercised		(10)	79.12
Plan shares expired or canceled	2	(2)	136.34
Balance as of January 31, 2021	82	23	$120.61	$2,455
Vested or expected to vest		22	$118.53	$2,341
Exercisable as of January 31, 2021		10	$87.40	$1,440
The total intrinsic value of the options exercised during fiscal 2021, 2020, and 2019, was $1.2 billion, $799 million, and $784 million, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.5 years.
As of January 31, 2021, options to purchase 10 million shares were vested at a weighted-average exercise price of $87.40 per share and had a weighted-average remaining contractual life of approximately three years. The total intrinsic value of these vested options based on the market value of the stock as of January 31, 2021 was approximately $1.4 billion.

The following table summarizes information about stock options outstanding as of January 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.36 to $59.34	4	3.0	$41.41	4	$42.90
$59.64 to $118.04	6	3.4	97.24	4	92.64
$122.03 to $148.95	2	5.3	142.49	1	137.73
$154.14	6	6.2	154.14	0	0.00
$155.20 to $161.50	4	5.0	161.50	1	161.50
$162.81 to $258.04	1	6.1	202.46	0	0.00
	23	4.6	$120.61	10	$87.40
Restricted stock activity for fiscal 2021 is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2020	28	$140.14
Granted - restricted stock units and awards	11	165.52
Granted - performance-based stock units	1	154.14
Canceled	(2)	144.54
Vested and converted to shares	(13)	132.43
Balance as of January 31, 2021	25	$155.50	$5,727
Expected to vest	22		$5,058
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during fiscal 2021 and 2020 was $2.5 billion and $1.9 billion, respectively.
The aggregate expected stock compensation remaining to be recognized as of January 31, 2021 is as follows (in millions):

Fiscal Period:
Fiscal 2022	$1,923
Fiscal 2023	1,273
Fiscal 2024	725
Fiscal 2025	157
Total stock compensation	$4,078
The aggregate expected stock compensation remaining to be recognized reflects only outstanding stock awards as of January 31, 2021 and assumes no forfeiture activity. The aggregate expected stock compensation remaining will be recognized over a weighted-average period of two years.

Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2021 (in millions):

Options outstanding	23
Restricted stock awards and units and performance-based stock units outstanding	25
Stock available for future grant or issuance:
2013 Equity Incentive Plan	80
2014 Inducement Plan	2
Amended and Restated 2004 Employee Stock Purchase Plan	7
137
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of January 31, 2021 and 2020, no shares of preferred stock were outstanding.
11. Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2021	2020	2019
Domestic	$2,683	$686	$839
Foreign	(122)	20	144
	$2,561	$706	$983
The provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2021	2020	2019
Current:
Federal	$(12)	$8	$0
State	53	33	39
Foreign	238	512	117
Total	279	553	156
Deferred:
Federal	228	(41)	(248)
State	66	8	(37)
Foreign	(2,084)	60	2
Total	(1,790)	27	(283)
Provision for (benefit from) income taxes	$(1,511)	$580	$(127)
In fiscal 2021, the Company changed its international corporate structure, which included the transfer of certain intangible property to Ireland resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. The deferred tax assets were recognized as a result of the book and tax basis difference on the intangible property transferred to an Irish subsidiary and were based on the intangible property’s current fair value. The determination of the estimated fair value of the intangible property is complex and judgmental due to the use of subjective assumptions in the valuation models used by management. The tax amortization related to the intellectual property transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the currently enacted Irish tax rate. The Company believes that it is more likely than not that the deferred tax assets will be realized in Ireland. In fiscal 2020, the Company recorded a tax provision primarily driven by incremental tax costs associated with the integration of acquired operations and assets and profitable jurisdictions outside of the United States. In fiscal 2019, the Company released a portion of its valuation allowance related to federal and state deferred tax assets, which was partially offset with the increase in unrecognized tax benefits. In addition, the Company recorded tax expense for profitable jurisdictions outside of the United States.
A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Fiscal Year Ended January 31,
	2021	2020	2019
U.S. federal taxes at statutory rate	$538	$148	$206
State, net of the federal benefit	90	40	79
Effects of non-U.S. operations (1)	(1,817)	540	379
Tax credits	(125)	(195)	(132)
Non-deductible expenses	45	119	63
Excess tax benefits related to share-based compensation	(289)	(166)	(137)
Effect of U.S. tax law change	23	6	43
Change in valuation allowance	15	85	(612)
Other, net	9	3	(16)
Provision for (benefit from) income taxes	$(1,511)	$580	$(127)
(1) Fiscal 2021 effects of non-U.S. operations included tax benefit from the transfer of certain intangible property in Ireland. Fiscal 2020 included incremental tax costs associated with the integration of acquired operations and assets.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2021	2020
Deferred tax assets:
Losses and deductions carryforward	$202	$218
Deferred stock-based expense	179	193
Tax credits	990	913
Accrued liabilities	269	214
Intangible assets	2,011	0
Lease liabilities	948	769
Unearned revenue	71	4
Other	17	31
Total deferred tax assets	4,687	2,342
Less valuation allowance	(305)	(290)
Deferred tax assets, net of valuation allowance	4,382	2,052
Deferred tax liabilities:
Capitalized costs to obtain revenue contracts	(581)	(449)
Purchased intangible assets	(833)	(915)
Depreciation and amortization	(121)	(76)
Basis difference on strategic and other investments	(400)	(69)
Lease right-of-use assets	(863)	(695)
Total deferred tax liabilities	(2,798)	(2,204)
Net deferred tax assets (liabilities)	$1,584	$(152)
At January 31, 2021, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $1.9 billion, which expire in fiscal 2022 through 2038 with the exception of post-2017 losses that do not expire, federal research and development tax credits of approximately $778 million, which expire in fiscal 2022 through fiscal 2041, foreign tax credits of approximately $178 million, which expire in fiscal 2022 through fiscal 2030. For California income tax purposes, the Company had net operating loss carryforwards of approximately $725 million which expire beginning in fiscal 2022 through fiscal 2040, California research and development tax credits of approximately $437 million, which do not expire. For other states' income tax purposes, the Company had net operating loss carryforwards of approximately $871 million, which expire beginning in fiscal 2022 through fiscal 2041 and tax credits of approximately $72 million, which expire beginning in fiscal 2022 through fiscal 2041. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had a valuation allowance of $305 million and $290 million as of January 31, 2021 and January 31, 2020 respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The valuation allowance at the end of January 31, 2021 was primarily related to U.S. states’ net operating loss and tax credits, and certain U.S foreign tax credits. The Company will continue to evaluate the need for valuation allowances for its deferred tax assets.
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
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2021, 2020 and 2019 is as follows (in millions):

	Fiscal Year Ended January 31,
	2021	2020	2019
Beginning of period	$1,433	$852	$304
Tax positions taken in prior period:
Gross increases	77	12	474
Gross decreases	(40)	(37)	(2)
Tax positions taken in current period:
Gross increases	107	640	107
Settlements	(87)	(27)	(15)
Lapse of statute of limitations	(19)	(4)	(10)
Currency translation effect	8	(3)	(6)
End of period	$1,479	$1,433	$852
In fiscal 2021, the Company reported a net increase of approximately $46 million in its unrecognized tax benefits. In fiscal 2020, the Company reported an increase of approximately $581 million in its unrecognized tax benefits primarily for the incremental tax costs associated with the integration of certain acquired operations and assets. For fiscal 2021, 2020 and 2019, total unrecognized tax benefits in an amount of $1.3 billion, $1.2 billion and $631 million respectively, if recognized, would have reduced income tax expense and the Company’s effective tax rate.
The Company has recognized interest and penalties related to unrecognized tax benefits in the income tax provision of $25 million, $2 million and $4 million in fiscal 2021, 2020 and 2019, respectively. Interest and penalties accrued as of January 31, 2021, 2020 and 2019 were $37 million, $12 million and $10 million, respectively.
Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, Germany, and Japan. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal, Japan, Australia, Germany, France, United Kingdom, and Israel to be major tax jurisdictions. The Company’s U.S. federal tax returns since fiscal 2008 remain open to examination. With some exceptions, tax years prior to fiscal 2017 in jurisdictions outside of U.S. are generally closed. However, in Japan, the Company is no longer subject to examinations for years prior to fiscal 2015.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

4	Fiscal Year Ended January 31,
	2021	2020	2019
Numerator:
Net income	$4,072	$126	$1,110
Denominator:
Weighted-average shares outstanding for basic earnings per share	908	829	751
Effect of dilutive securities:
Employee stock awards	22	21	21
Convertible senior notes which matured in April 2018	0	0	1
Warrants which settled in June and July 2018	0	0	2
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	930	850	775
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Fiscal Year Ended January 31,
	2021	2020	2019
Employee stock awards	6	7	4

13. Employee Benefit Plans
The Company has a 401(k) plan covering all eligible employees in the United States and a Registered Retirement Savings plan covering all eligible employees in Canada. Since January 1, 2006, the Company has been contributing to the plans. Total Company contributions during fiscal 2021, 2020 and 2019, were $163 million, $127 million and $106 million, respectively.
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
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau and two of its now former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York (the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017. In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose, among other things, that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two more of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019. On January 15, 2020, the court granted lead plaintiff’s motion for class certification. The parties have completed fact and expert discovery. On October 1, 2020, the Court entered an order staying the deadline for summary judgment motions to allow the parties to complete additional discovery. The court has not yet set a trial date. On March 10, 2021, the parties reached an agreement in principle to settle the litigation in its entirety. The parties are negotiating an agreement reflecting the specific terms of settlement.
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
15. Related-Party Transactions
In January 1999, the Salesforce Foundation (the “Foundation”) was chartered on an idea of leveraging the Company’s people, technology and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. The Company’s Chair is the chair of the Foundation and holds one of the three Foundation board seats. The Company does not control the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. Since the Foundation’s inception, the Company has provided at no charge certain resources to the Foundation including general administrative support and has agreed to use its best efforts to make charitable cash commitments through the third quarter of fiscal 2030. The value of these resources and charitable cash contributions to the Foundation has not been and is not expected to be material.
16. Subsequent Event
In February 2021, the Company acquired all outstanding stock of Acumen Solutions, Inc. (“Acumen”), a professional services firm that provides innovative and critical solutions to clients using the Company’s service offerings and other advanced cloud technologies. The total consideration for Acumen was approximately $433 million, in cash.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As a result of COVID-19, and as described above, we took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, Marc Benioff, principal financial officer, Amy Weaver, principal accounting officer, Joe Allanson, and all other executive officers. The Code of Conduct is available on our website at http://investor.salesforce.com/about-us/investor/corporate-governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., Salesforce Tower, 415 Mission St, 3rd Fl, San Francisco, California 94105 or by calling (415) 901-7000.
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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements: The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements.”
2. Financial Statement Schedules: The Financial Statement Schedules have been omitted because they are not applicable or are not required or are not present in material amounts or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.
3. Exhibits: See “Index to Exhibits.”
(b) Exhibits. The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16.     10-K SUMMARY

Omitted at registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of December 1, 2020, by and among salesforce.com, inc., Skyline Strategies I Inc., Skyline Strategies II LLC and Slack Technologies, Inc.		8-K	001-32224	2.1	12/1/2020
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	3/12/2021
4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	4/20/2004
4.2	Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.3	First Supplemental Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.2	4/11/2018
4.4	Form of 2023 Notes		8-K	001-32224	4.3	4/11/2018
4.5	Form of 2028 Notes		8-K	001-32224	4.4	4/11/2018
4.6	Description of Common Stock	X
10.1*	salesforce.com, inc. Amended and Restated 2013 Equity Incentive Plan		S-8	333- 20958349	4.3	6/12/2020
10.2*	salesforce.com, inc. Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333- 20958349	4.4	6/12/2020
10.3*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.4*	MetaMind, Inc. 2014 Stock Incentive Plan		S-8	333-211510	4.1	5/20/2016
10.5*	2014 Inducement Equity Incentive Plan, as amended		S-8	333-213685	4.3	6/7/2019
10.6*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.7*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.8*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan	X
10.9*	Gratitude Bonus Plan, as amended and restated August 21, 2019, effective August 21, 2019		10-Q	001-32224	10.4	8/23/2019
10.10*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.11*	Form of Change of Control and Retention Agreement as entered into on or prior to 2014 with Parker Harris, Mark Hawkins and Joe Allanson		10-K	001-32224	10.14	3/9/2009
10.12*	Form of Change of Control and Retention Agreement entered into with non-CEO Executive Officers after 2014		10-K	001-32224	10.16	3/5/2020
10.13*	Salesforce Tableau Equity Incentive Plan		S-8 POS	333-232530	4.4	8/1/2019
10.14*	Founder Restricted Stock Agreement		10-K	001-32224	10.18	3/5/2020

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.15*	Transition Agreement, dated February 24, 2020, between salesforce.com, inc. and Keith Block		10-Q	001-32224	10.2	6/1/2020
10.16*	Transition Agreement, dated November 30, 2020, between salesforce.com, inc. and Mark Hawkins	X
10.17*	Aircraft Time Sharing Agreement, dated March 17, 2020, between salesforce.com, inc. and Marc Benioff	X
10.18*	Non-Employee Director Compensation Program and related form of Director RSU Agreement		10-K	001-32224	10.19	3/5/2020
10.19	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.20	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.21	Voting and Support Agreement, dated as of December 1, 2020, by and among salesforce.com, inc. and each of the persons set forth on the signature pages thereto.		8-K	001-32224	10.1	12/1/2020
10.22	Credit Agreement, dated as of December 23, 2020, by and among the Company, the lenders and other parties party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender.		8-K	001-32224	10.1	12/23/2020
10.23	Credit Agreement, dated as of December 23, 2020, by and among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.2	12/23/2020
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 17, 2021
salesforce.com, inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: March 17, 2021
salesforce.com, inc.

	By:	/s/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Amy Weaver and Joe Allanson, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Benioff	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2021
Marc Benioff

/s/ Amy Weaver	President and Chief Financial Officer (Principal Financial Officer)	March 17, 2021
Amy Weaver

/s/ Joe Allanson	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 17, 2021
Joe Allanson

/s/ Craig Conway	Director	March 17, 2021
Craig Conway

/s/ Parker Harris	Director, Co-Founder	March 17, 2021
Parker Harris

/s/ Alan Hassenfeld	Director	March 17, 2021
Alan Hassenfeld

/s/ Neelie Kroes	Director	March 17, 2021
Neelie Kroes

/s/ Colin Powell	Director	March 17, 2021
Colin Powell

/s/ Sanford R. Robertson	Director	March 17, 2021
Sanford R. Robertson

/s/ John V. Roos	Director	March 17, 2021
John V. Roos

/s/ Robin L. Washington	Director	March 17, 2021
Robin L. Washington

/s/ Maynard Webb	Director	March 17, 2021
Maynard Webb

/s/ Susan Wojcicki	Director	March 17, 2021
Susan Wojcicki