Form 10-K
period 2022-01-31
SALESFORCE.COM, INC.
filed 2022-03-11
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2022
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission File Number: 001-32224

salesforce.com, inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3320693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Salesforce Tower
415 Mission Street, 3rd Fl
San Francisco, California 94105
(Address of principal executive offices)
Telephone Number: (415) 901-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CRM	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
Not applicable
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”

“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2021, the aggregate market value of its shares (based on a closing price of $241.93 per share) held by non-affiliates was approximately $194.4 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2022, there were approximately 990 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2022, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects and the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain security levels and service performance meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau Software, Inc. and Slack Technologies, Inc., and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, including our July 2021 acquisition of Slack Technologies, Inc., and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or work-from-home policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fluctuations in the fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to maintain and enhance our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic and market conditions; the impact of geopolitical events, including Russia’s recent invasion of Ukraine; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies; and our ability to achieve our aspirations and projections related to our environmental, social and governance initiatives. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I.
ITEM 1.    BUSINESS
Overview
Salesforce is a global leader in customer relationship management (“CRM”) technology that brings companies and their customers together in the digital age. Founded in 1999, we enable companies of every size and industry to take advantage of powerful technologies, including cloud, mobile, social, blockchain and artificial intelligence, to connect to their customers in a whole new way and help them transform their businesses around the customer in this digital-first world.
With our Customer 360 platform, we deliver a single source of truth, connecting customer data across systems, apps and devices to help companies with their digital transformation. Customer 360 gives teams sales, service, marketing and commerce capabilities and more, and a single shared view of their customers so they can work together to build lasting, trusted relationships and deliver the personalized experiences their customers expect. With our acquisition of Slack Technologies, Inc. (“Slack”) in July 2021, we are also creating a new digital headquarters where companies, employees, governments, and stakeholders can create success from anywhere.
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
Salesforce is committed to a core set of values: trust, customer success, innovation, equality and sustainability. Foremost among these is trust, which is the foundation for everything we do. Our customers trust our technology to deliver the highest levels of security, privacy, performance, compliance and availability at scale. Customer success is at the core of our business and we align the entire company around our customers’ needs to ensure their success and prove our value. We believe in continuous innovation, enabling our customers to access the latest technology advances so they can innovate, build and stay ahead in their industries. Equality is a core tenet of how we run our business. We value the equality of every individual at our company and in our community. We believe that creating a diverse workplace that reflects the communities we serve and fostering an inclusive culture where everyone feels seen, heard and valued makes us a better company. Finally, we believe the world is in a climate crisis and that sustainability, including bold climate action, is the only way forward. We’re bringing the full power of Salesforce to help organizations achieve net zero.
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
Our Service Offerings
Today, global challenges require businesses to digitally transform while leveraging customer data to become more responsive, resilient and efficient. Companies also have to rethink and reshape everything about how and where their employees work. We believe that every business, in every industry, has to optimize for a digital-first customer, employee, and partner experience and connect with their customers through digital channels.
Our industry-leading AI-powered Customer 360 platform spans sales, service, marketing, commerce and more. It empowers our customers to work together, from anywhere, to deliver seamless, connected experiences for their customers. Our customers can select from our integrated Customer 360 solutions for any team, in any industry and for companies of any size, to get a single source of truth and complete view of their customers.
Customer 360 service offerings are designed to work together, and include:
Sales. Sales empowers sales teams of companies of every size and industry to manage and automate their entire sales process from leads to opportunities to billing, allowing them to sell faster, smarter and in the way they want. Our customers use our Sales offering to store data, monitor leads and progress, forecast opportunities, gain insights through analytics and relationship intelligence and deliver quotes, contracts and invoices. Our Sales offering enables teams to work from anywhere in the office, on the go or at home and support the changing expectations of customers in a digital-first world.

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
Platform and Other.
Platform. Our Platform offering is an easy, flexible platform that enables companies of all sizes, locations and industries to build business apps to bring them closer to their customers with drag-and-drop tools. It is an agile and trusted way for enterprises to innovate and deliver digital transformation at scale. Platform offers industry-leading trust, security and availability, built-in compliance, integrated platform services and automatic upgrades. Platform also includes Trailhead, our free online learning platform that allows anyone to learn in-demand Salesforce skills, including administering our services and developing on the Platform. With myTrailhead, customers can personalize Trailhead for their business to empower learning and enablement at their company.
Slack. In July 2021, we acquired Slack, a system of engagement that digitally connects employees, customers, partners and systems with every application and every workflow. Slack enables organizations to build a digital headquarters and work more efficiently by supporting the way people naturally work together, in real-time or asynchronously, in-person or remote and structured or informal. We plan to integrate Slack with most Salesforce offerings.
Marketing and Commerce.
Marketing. Our Marketing offering enables companies to plan, personalize and optimize one-to-one customer marketing journeys, including interactions across email, mobile, social, web and connected products. Marketing enables our customers to provide an integrated customer experience across their customers' journey with real-time personalization. With our Marketing offering, customer data can also be integrated with our Sales offering and our Service offering in the form of leads, contacts and customer service cases to give companies a single source of truth for their customers. The Salesforce Customer Data Platform connects customer data so any team can access insights into how a customer interacts across various platforms.
Commerce. Our Commerce offering empowers brands to unify the customer experience across many points of commerce, including mobile, web, social and store. Through personalized shopping experiences and a robust partner ecosystem, our Commerce offering helps companies drive increased engagement, conversion, loyalty and revenue from their customers. Our Commerce offering also delivers click-to-code tools that provide customers with the ability to choose how they build and deploy our solutions quickly around their customers as markets, industries and customers change.
Data.
Analytics. Our Analytics offering, including Tableau, provides customers an advanced, end-to-end analytics solution serving a broad range of enterprise use cases. Analytics offers customers intelligent analytics capabilities to better understand their business data. By providing self-service data preparation and analytical technology to customers, Analytics is designed to improve our customers' decision-making and allow customers to take action from any device.
Integration. Our Integration offering, powered by MuleSoft, makes it easy to connect data from any system to deliver truly connected experiences. MuleSoft helps our customers unlock, unify and secure their data, use discoverable, reusable APIs and integrations and increase their speed and agility to quickly create connected experiences. MuleSoft allows our customers to unlock data across their enterprise, which can create new revenue opportunities, increase operational efficiency and create differentiated customer experiences.
Our service offerings, including out-of-the-box solutions, are suited to meet the needs of our customers in specific industries, such as financial services, healthcare and life sciences, manufacturing and more. We also serve customers of every size with offerings such as Essentials for small businesses.
Business Benefits of Using Our Solutions
The key advantages of our solutions include the following:
•an industry-leading CRM integrated platform for business-to-business, business-to-consumer and business-to-employee and an enterprise application marketplace for the all-digital, work-from-anywhere world;
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
•the ability to collaborate easily with employees, customers, partners and systems;
•modern low-code and no code tools powered by leading edge AI, which empowers developers and business users to create digital experiences and configure and automate business processes to fit the needs of any business, accelerating time to value;
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
Expanding relationships with existing customers. We see significant opportunities to deepen existing customer relationships through cross-selling and upselling. For example, we see significant opportunity to increase adoption of multiple offerings among our existing customers, including our largest enterprise customers and small businesses. As our customers realize the benefits of our entire suite of service offerings, we aim to upgrade the customer experience with new products, features and functionality and additional subscriptions by targeting new functional areas and business units. We also seek to expand all editions of our offerings with new features, functions and increased security through our own development, acquisitions and partnerships. In addition, we aim to expand our relationships with existing customers through our additional support offerings. Through direct discussions and strategic engagements with our customers, we are able to focus innovations and enhancements where our customers need it the most.
Extending go-to-market capabilities globally. By extending our go-to-market capabilities globally, we aim to grow our business by selling to new customers in new regions. We believe that our offerings provide significant value for businesses of any size. We will continue to pursue businesses of all sizes in most major markets globally, primarily through our direct sales force. We have increased and plan to continue to increase the number of direct sales professionals we employ. We also plan to continue to develop indirect distribution channels for our solutions around the globe and new go-to-market strategies. We continue to increase our investment in our domestic and international operations and infrastructure to deliver the highest-quality service to our customers around the world.
Expanding into new categories and verticals. As part of our growth strategy, we are delivering innovative solutions in new categories driven by our existing and potential customers’ needs, including analytics, e-commerce, collaboration, integration and workforce management, and expect to continue this type of category expansion in the future. For example, in fiscal 2022, as a result of customer input and demand, we introduced our Health & Safety Solution, or Dreampass, which helps companies safely return to work, travel, manage contact tracing, and also helps governments, healthcare providers, nonprofits, and organizations distribute vaccines around the world. We also introduced Net Zero Cloud, which helps customers analyze and report on their carbon footprint and provide actionable insights on emissions data in order to create long-term, sustainable value. In addition, to better meet the needs of our customers, we provide solutions specifically built for customers in certain industries, such as financial services, healthcare and life sciences, manufacturing and more. These solutions help to expand our potential customer base and help to attract new customers.
Expanding and strengthening our partner ecosystem. The Customer 360 Platform enables customers, independent software vendors (“ISVs”) and third-party developers to create, test and deliver cloud-based apps. These apps can be marketed and sold on the AppExchange, our enterprise cloud marketplace or sold directly by software vendors. In addition, we rely on our consulting partners to deliver technology solutions and expertise to customers wherever they are in their digital transformation journeys, from large-scale implementations to more limited solutions that help businesses run more efficiently. Partners extend the power of our solutions to businesses of all size and industries. We continue to work with and invest in our partner ecosystem, including these ISVs and system integrators (“SIs”), to accelerate our reach into new markets and industries, offer a variety of solutions natively and through the AppExchange and address the business requirements of both current and future customers.
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
Mergers and Acquisitions and Strategic Investments
We evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property to complement our organic innovation and advance the development of our Customer 360 Platform. Acquisitions can range in size and complexity, from those that enhance or complement existing products and accelerate development of features to large-scale acquisitions that result in new service offerings. This process resulted in our acquisition of several companies in recent years, notably our acquisition of Slack in fiscal 2022.
We also manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and system integrators. Our investments range from early to late stage companies, including investments made concurrent with a company’s initial public offering. We invest in companies that we believe are digitally transforming their industries, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives. We plan to continue making these types of strategic investments as opportunities arise that we find attractive, including investments in companies representing targeted geographies, businesses and technological initiatives. Our strategy includes growing our strategic investment portfolio, in part, by reinvesting proceeds from the sales of strategic investments.
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
We have historically provided and continue to provide our services to our customers from infrastructure designed and operated by us but secured within third-party data center facilities. In combination with these third-party data center facilities, we also provide our services via cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking. In fiscal 2022, we launched Hyperforce, a reimagination of our platform architecture built to securely and reliably deliver the Customer 360 platform on major public clouds, in select regions and with select offerings. We continue to invest in Hyperforce and look to make it available in more regions in fiscal 2023.
Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our existing service offerings, as well as developing new features, functionality and services. We also remain focused on integrating businesses, services and technologies from acquisitions, including our most recent acquisitions of Slack, Tableau, and MuleSoft. Performance, functional depth, security, usability, ease of integration and configuration and sustainability of our solutions influence our technology decisions and product direction.
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
•software companies that provide their product or service free of charge as a single product or when bundled with other offerings, or only charge a premium for advanced features and functionality, as well as companies that offer solutions that are sold without a direct sales organization;
•vendors who offer software tailored to specific services, as opposed to our full suite of service offerings;
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
We believe more companies may become competitive threats due to the accelerated shift to cloud and hosted service offerings and customer experience management solutions. We also expect our competition to change and evolve as we expand into more markets, with new offerings and verticals.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal years 2022, 2021 or 2020. In addition, we do not have any material dependencies on any specific product, service or particular group or groups.
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
Sales and Marketing
We sell our services primarily through our direct sales force, which comprises of telephone sales personnel based in regional hubs, field sales personnel based in territories close to their customers and self service offerings. Both our telephone sales and field sales personnel are supported by sales representatives who are primarily responsible for generating qualified sales leads.
To a lesser extent, we also utilize a network of partners who refer sales leads to us and assist in selling to these prospects. This network includes global consulting firms, systems integrators and other partners. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers whom they refer. We continue to invest in developing additional distribution channels for our subscription services.
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
•in-person and virtual customer events of all sizes to create customer and prospect awareness, including proprietary events such as Dreamforce and our virtual Dreamforce to You, World Tours, and other virtual events, as well as participation in trade shows and industry events;
•live events and original programming on Salesforce+, our streaming platform which launched in fiscal 2022, which includes discussions about the future of technology in the digital-first, work anywhere world and educational content to learn new skills and pursue new career opportunities;
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
•in-person and virtual technology event sponsorships;
•event partnerships with high-profile global brands and organizations; and

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
Human Capital Management
Salesforce is committed to a core set of values: trust, customer success, innovation, equality and sustainability. These core values are the foundation of our company culture, which we believe is fundamental to, and a competitive advantage in, our approach to managing our workforce. We believe our company culture fosters open dialogue, collaboration, recognition and a sense of family, all of which allow us to attract and retain the best talent, which is critical for our continued success. For example, our sales, engineering and customer success teams are critical to our ability to grow, innovate and ensure the trust and customer success of our customers.
We believe our efforts in managing our workforce have been effective. Our focus on our workplace environment and a strong company culture has led to recognition across the globe, as evidenced by the following awards: Fortune World’s Most Admired Companies (2022 and for the eighth year in a row), Fortune 100 Best Companies to Work (2021 and for the 13th year in a row), Human Rights Campaign Best Places to Work For LGBTQ Equality (2022), and Glassdoor Employees’ Choice Best Place to Work in Canada, France, Germany, the United Kingdom, and the United States (2022).
As of January 31, 2022, we had 73,541 employees, of which approximately 55 percent were located in the United States and 45 percent were located internationally and approximately 36 percent identified as women, 64 percent identified as men and less than 1 percent identified as non-binary. None of our employees in the United States are represented by a labor union. However, employees of certain foreign subsidiaries are represented by works councils.
Our ability to attract and retain the best talent is even more important as our employees adapt to a new normal with how and where we work. Maintaining a strong company culture, in a remote environment, and at a time of rapid growth in our workforce remains a priority throughout our human capital management programs. We have relied on our Success From Anywhere approach to help us effectively manage our workforce during this time and have continued to invest in equality, diversity and inclusion initiatives, development programs, employee engagement and ongoing communications and feedback. Some of our key human capital management initiatives are summarized below:
Success From Anywhere
Success from Anywhere provides employees three new ways of working: Office-Flexible, Home-Based, and Office-Based. We leverage Flex Team Agreements to empower teams to decide how, when, and where they work, including how many days a week they come into the office and what kind of work they will continue to do at home. Flex Team Agreements help us think through and provide clarity on what’s most important in how and where we show up, work, stay connected, and nurture our culture. As we return to the office, health and safety remain a top priority and we have leveraged our own tools, such as work.com and Dreampass, to allow our employees to come together safely.
Equality, Diversity and Inclusion
Equality is a core value at Salesforce. We aim to create a workplace that reflects the diverse communities we serve and empowers our employees. Our key equality initiatives include: investing in our future leaders, inclusive hiring and leadership trainings, equal pay for equal work, employee-led resource groups and a focus on accessibility in our products and workspaces. For example:
•We aspired to have 50 percent of our U.S. workforce made up of underrepresented groups for the U.S. technology industry (“underrepresented groups”), which we define as employees who identify as Women, Black, Latinx, Indigenous, Multiracial, Lesbian, Gay, Bi-Sexual, Trans, Queer, People with Disabilities and Veterans, by fiscal 2024. As of January 31, 2022, we achieved that goal as approximately 51 percent of our U.S. workforce was made up of these underrepresented groups.
•To align and accelerate our equality, diversity and inclusion initiatives, beginning in fiscal 2023 all executive vice presidents, presidents and executive officers will have a component of their incentive compensation plans tied to employee diversity measures.

Talent and Career Development
We offer our employees various talent development programs to create a culture of continuous learning. Learning and development opportunities include Trailhead, our learning platform available for all employees, in-person and virtual classes, guides and workbooks and more. We also encourage our employees to seek personal and professional development opportunities with external organizations and offer yearly education reimbursement to employees who wish to continue job-related education from accredited institutions or organizations. For example, over 7,600 employees participated in at least one of our professional development training programs in fiscal 2022.
Total Rewards
We believe offering competitive compensation packages and robust benefits is an important factor in our ability to attract, retain, and motivate our employees and to help enhance their everyday wellbeing. We use a combination of fixed and variable cash compensation for all employees and award equity compensation to certain employees in the form of stock options, restricted stock units and performance-based restricted stock units. Eligible employees are also able to participate in our Employee Stock Purchase Plan, which allows employees to purchase our stock at a 15 percent discount up to U.S. Internal Revenue Code limits. We also match up to $5,000 of donations, per employee, to eligible nonprofit organizations. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace.
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
Employee Engagement & Satisfaction
Our Employee Opinion Survey is a vehicle for employees to provide confidential feedback on their experience as Salesforce employees. The results are used to assess employee engagement, our company culture and our workplace environment. Based on the results of the most recent survey, 94 percent of responding employees indicated they were willing to give extra effort to get the job done and nearly 90 percent of responding employees indicated that they would recommend Salesforce as a great place to work.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website at http://investor.salesforce.com/financials/ or by contacting our Investor Relations department at our office address listed above following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these and other websites referenced throughout the filing are not incorporated and do not constitute a part of this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
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
•Customer attrition, or our inability to accurately predict subscription renewals and upgrade rates.
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
•Risks related to our aspirations and disclosures related to environmental, social and governance (“ESG”) matters.
Legal and Regulatory Risks
•Privacy concerns and laws as well as evolving regulation of cloud computing, increased restriction of cross-border data transfers and other regulatory developments.
•Evolving or unfavorable industry-specific regulations, requirements, interpretive positions or standards.
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
•Fluctuations in currency exchange rates, particularly the U.S. Dollar versus local currencies.
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
•efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, such as retaliatory cyber attacks stemming from Russia’s recent invasion of Ukraine, including ransomware and distributed denial-of-service attacks;
•third-party attempts to abuse our marketing, advertising, messaging or social products and functionalities to impersonate persons or organizations and disseminate information that is false, misleading or malicious;
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
These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our Board of Directors, Cybersecurity Committee and executive management are regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as periodic updates on cybersecurity events. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will provide absolute security or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
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
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party and open-source software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Our customers may also use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We may also encounter difficulties integrating acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. As a result, our services may have errors or defects resulting from the complexities of integrating acquisitions.
We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could be the result of employee, contractor or other third-party acts or inaction, and could negatively affect our brand and reputation. Defects in our products could create vulnerabilities that could inadvertently permit access to protected customer data. For example, in December 2021, a vulnerability in a widely-used open-source software application, known as Apache Log4j, was identified that could have allowed bad actors to remotely access a target, potentially stealing data or taking control of a target’s system. We promptly worked to remediate vulnerabilities related to Apache Log4j in our internal systems and service offerings while working with our vendors to ensure the same. While this issue did not materially affect our business, reputation or financial results, there is no assurance that such circumstances or other incidents could not occur in the future with a material adverse effect on our business. Vulnerabilities in open source or any proprietary or third-party product can persist even after security patches have been issued if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching was complete.
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
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. The ongoing COVID-19 pandemic has disrupted and continues to disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business, which affects our and our suppliers’ operations. In addition, supply chain disruptions due to the Russian invasion of Ukraine and any indirect effects may further complicate existing supply chain constraints. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.

For many of our offerings, our production environment and customers’ data are replicated in near real time in a separate facility located elsewhere. Certain offerings, including some offerings of companies added through acquisitions, may be served through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions (including shelter-in-place or similar orders), changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or public health emergency (including the COVID-19 pandemic), an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services.
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
•potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings;
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
•regulatory challenges from antitrust or other regulatory authorities that may block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural remedies) on the completion of transactions or the integration of acquired operations;
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
•challenges with the acquired company’s customers and partners, including the inability to maintain such relationships and changes to perception of the acquired business as a result of the acquisition;
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
•negative impact to our results of operations because of the depreciation and amortization of acquired intangible assets, fixed assets and operating lease right-of-use assets;
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
•in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures and political environments; and
•the tax effects of any such acquisitions including related integration and business operation changes, and assessment of the impact on the realizability of our future tax assets or liabilities.
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, several countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds on transactions involving foreign investments. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
We may fail to realize all of the anticipated benefits of the Slack acquisition, and the integration and benefits of the acquisition may take longer to realize than expected.
In fiscal 2022, we completed the acquisition of Slack, our largest acquisition to date. We believe that there are significant benefits and synergies that may be realized through combining the products, scale and combined enterprise customer bases of Salesforce and Slack. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. We are devoting significant attention and resources to successfully align the business practices and operations of Salesforce and Slack. This process may disrupt the businesses and, if ineffective, could limit the anticipated benefits of the acquisition. The full benefits of the acquisition, including the anticipated sales or growth opportunities, may not be realized or achieved within the anticipated time frame. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.

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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce in the wake of the COVID-19 pandemic could adversely affect our operations. In particular, although most of our offices have reopened, we have offered a significant percentage of our employees the flexibility in the amount of time they work in an office. Our new office model and any adjustments made to our current and future office environments or work-from-home policies may not meet the needs and expectations of our workforce, which could negatively impact our ability to attract and retain our employees. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Historically, our subscription and support revenues primarily consisted of subscription fees; however, with the 2018 acquisition of MuleSoft and the 2019 acquisition of Tableau, subscription and support revenues also now include term software license sales. We have less experience forecasting the renewal rates of such term software license sales. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and customer receptiveness to any price changes related to these additional features and services.
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
In addition, certain countries have implemented, or may implement, legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the Internet for the delivery of their services. These actions could potentially limit or interrupt access to our services from certain countries or Internet service providers, increase our risk or add liabilities, impede our growth, productivity and operational effectiveness, result in the loss of potential or existing customers and harm our business.
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
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•natural disasters, acts of war, terrorism, and actual or threatened public health emergencies, including the ongoing COVID-19 pandemic and related public health measures and resulting changes to laws and regulations, including changes oriented toward protecting local businesses or restricting the movement of people;
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
•impacts of or uncertainties regarding the United Kingdom’s exit from the EU (“Brexit”) on regulations, currencies, taxes and operations, including possible disruptions to the sale of our services or the movement of our people between the United Kingdom, EU and other locations;
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia and the recent Russian invasion of Ukraine;
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
As we target more of our sales efforts at larger enterprise customers, including governmental entities, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision and, if so, may require us to provide greater levels of education regarding the use and benefits of our services, as well as addressing concerns regarding privacy and data protection laws and regulations of prospective customers with international operations or whose own customers operate internationally.
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
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our co-chief executive officers. From time to time, there may be changes in our management team resulting from the hiring, departure or realignment of executives, and such changes may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. Our executive officers, key management, development or operations personnel could terminate their employment with us at any time. The loss of one or more of our key employees or groups of employees could seriously harm our business.
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We have experienced, and currently experience, challenges with significant competition in talent recruitment and retention, and may not in the future be successful in recruiting or retaining talent or achieving the workforce diversity goals we have set publicly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition, equality and a sense of family. As our organization grows and expands globally, and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture globally. These difficulties may be further amplified by work-from-home requirements imposed and other workforce actions taken in response to the COVID-19 pandemic. Our inability to maintain our corporate culture could negatively impact our ability to attract and retain employees, harm our reputation with customers, or negatively impact our future growth.
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
The market for enterprise applications and platform services is highly competitive, rapidly evolving, fragmented and subject to changing technology, low barriers to entry, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud computing application service. Additionally, third-party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.
Our current competitors include:
•internally developed enterprise applications by our current and potential customers’ IT departments;
•vendors of packaged business software, as well as companies offering enterprise apps delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;
•software companies that provide their product or service free of charge as a single product or when bundled with other offerings, or only charge a premium for advanced features and functionality, as well as companies that offer solutions that are sold without a direct sales organization;
•vendors who offer software tailored to specific services as opposed to our full suite of service offerings;
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
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, broader suites of service offerings and larger marketing budgets, as well as substantially greater financial, technical, personnel and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or provide competitive pricing, more flexible contracts or faster implementations. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
Our efforts to expand our service offerings and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our current service offerings may not succeed and may reduce our revenue growth rate. In addition, the markets for certain of our offerings remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. Further, the introduction of significant platform changes and upgrades may not result in long term revenue growth.
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
If we are unable to develop enhancements to, and new features for, our existing or new services that keep pace with rapid technological developments, our business could be harmed. For example, we may be required to continuously enhance our artificial intelligence offerings to improve the quality of recommendations provided to our customers. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, app development platform and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely.
Additionally, if we fail to anticipate or identify significant Internet-related and other technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed. Uncertainties about the timing and nature of new network platforms or technologies, modifications to existing platforms or technologies, including text messaging capabilities, or changes in customer usage patterns thereof could increase our research and development or service delivery expenses or lead to our increased reliance on certain vendors. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
Our continued success depends on our ability to maintain and enhance our brands.
We believe that the brand identities we have developed, including associations with trust, customer success, innovation and equality, have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength, particularly for our core services, will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services and features in a secure, reliable manner that enhances our customers’ success even as we scale and expand our services. In order to maintain and enhance the strength of our brands, we may make substantial investments to expand or improve our product offerings and services or enter new markets that may be accompanied by initial complications or ultimately prove to be unsuccessful.
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
As the enterprise cloud computing ecosystem has matured, the opportunities in which we can invest have expanded to include investments in companies in connection with or as part of such company’s initial public offering or other transactions directly or indirectly resulting in it being publicly traded. Therefore, our investment strategy and portfolio have also expanded to include public companies. In certain cases, our ability to sell these investments may be constrained by contractual obligations to hold the securities for a period of time after a public offering, including market standoff agreements and lock-up agreements.
We record all fair value adjustments of our publicly traded and privately held equity investments through the consolidated statements of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. For example, some of our investments in publicly traded securities may be subject to lock-up agreements, which would prevent our ability to sell these investments after a public offering or otherwise impede our ability to mitigate market volatility in such securities. Volatility in the financial markets has in the past and could in the future be material to our results in any given quarter and may cause our stock price to decline. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations which affect our strategic investments portfolio.
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
Policies we adopt or choose not to adopt on social and ethical issues, especially regarding the use of our products, may be unpopular with some of our employees or with our customers or potential customers, which has in the past impacted and may in the future impact our ability to attract or retain employees and customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these policies. Further, actions taken by our customers and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that such claims lack merit, these claims could cause reputational harm to our brand or result in liability.

We are increasingly building AI into many of our offerings. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of artificial intelligence solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.
Our aspirations and disclosures related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
We have established and publicly announced ESG goals, including our commitment to advancing racial equality and justice and reducing greenhouse gas emissions. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions or dispositions of businesses or operations.
Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies in the same industry. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the Securities Exchange Commission, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
Legal and Regulatory Risks
Privacy concerns and laws as well as evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), which will amend the CCPA in January 2023, the Virginia Consumer Data Protection Act, which also goes into effect in January 2023, and the Colorado Privacy Act, which goes into effect in July 2023, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. Evolving definitions of what constitutes “Personal Information” and “Personal Data” within the EU, the United States, and elsewhere, especially relating to classification of IP addresses, machine, or device identification numbers, location data, and other information, further enhances the complexity in complying with these regulations across industries and geographies.

Although we monitor the regulatory environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny amongst customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. Current indications suggest that, absent agreement on a new bilateral cross-border transfer mechanism to replace the EU-US Privacy Shield Framework, regulators may be inclined to interpret the decision as significantly restricting certain cross-border transfers. Certain countries outside of the EEA (e.g., Russia, China and India) have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CCPA, the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.
The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business. In September 2021, Salesforce announced the Hyperforce EU Operating Zone, which will enable storage and processing of customer data solely within the EU. This new EU service may enhance our ability to attract and retain customers operating in the EU, but may also increase the cost and complexity of supporting those customers, and our customers may request similar offerings in other territories.
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. For example, in 2020 we were made a party to a legal proceeding brought by a Dutch privacy advocacy group (the Privacy Collective) on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. In December 2021, the Amsterdam District Court declared the Privacy Collective inadmissible in its claims against us and dismissed the case. We were also named as a defendant in a similar lawsuit brought in the UK. Although we believe that these claims lack merit, these or similar future claims could cause reputational harm to our brand or result in liability.
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
Industry-specific regulations and other requirements and standards are evolving and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. In the United States, a cybersecurity Executive Order released in May 2021 may heighten future compliance and incident reporting standards in order to obtain certain public sector contracts. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (“PCI”) Data Security Standards, may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results.
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
The software and Internet industries are characterized by the existence of many patents, trademarks, trade secrets and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights. We have also been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies may be subject to injunction if they are found to infringe the rights of a third party or we may be required to pay damages, or both. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.
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
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, require expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Furthermore, U.S. export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to U.S. embargoed or sanctioned countries, governments and parties. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the U.S. and other countries are subject to change and uncertainty, including as a result of geopolitical developments and relations between the United States and China, the United States and Russia and Russia’s recent invasion of Ukraine.
Financial Risks
Because we generally recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the terms of their subscription and support agreements, which are typically 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription and support agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter but will negatively impact our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription and support term.
If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our business could be harmed and the market price of our common stock could decline.
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of Russia’s recent invasion of Ukraine, the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. In some periods, we have not been able to, and may not be able in the future to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.
Unanticipated changes in our effective tax rate and additional tax liabilities and global tax developments may impact our financial results.
We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, may include certain United States’ proposals as well as the Organization for Economic Co-operation and Development’s, the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to the economic impact of COVID-19 may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
We are exposed to fluctuations in currency exchange rates that have in the past and could in the future negatively impact our financial results and cash flows from changes in the value of the U.S. Dollar versus local currencies.
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets, including in emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar, Brazilian Real and Israeli Shekel against the U.S. Dollar. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Furthermore, fluctuations in foreign currency exchange rates, combined with the seasonality of our business, could affect our ability to accurately predict our future results and earnings.
Additionally, global events as well as geopolitical developments, including Russia’s recent invasion of Ukraine, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of January 31, 2022, we had a substantial level of outstanding debt, including our Senior Notes and the loan we assumed when we purchased 50 Fremont. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. There were no outstanding borrowings under the Credit Facility as of January 31, 2022. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt or contractual obligations resulting from our leases. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. In addition, we may seek debt financing to fund future acquisitions. We can offer no assurance that we can obtain debt financing on terms acceptable to us, if at all.
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
The indentures governing our Senior Notes and the Revolving Loan Credit Agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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
We regularly monitor our compliance with applicable financial and nonfinancial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. For example, as we work to align with the recommendations of the Task Force on Climate-Related Financial Disclosures (TCFD) and the Sustainability Accounting Standards Board (SASB) Standards, we have revised and expanded, and may continue to revise and expand, our disclosures in these areas. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.
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
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the COVID-19 pandemic and Russia’s recent invasion of Ukraine, which can adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay prospective customers’ purchasing decisions, reduce the value of new subscription contracts, or affect attrition rates;
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
•the number of new employees, including the cost to recruit and train such employees;
•the timing of commission, bonus and other compensation payments to employees, including decisions to guarantee some portion of commissions payments in connection with extraordinary events;
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
•conditions, and particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value and liquidity of our investment portfolio;
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
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:
•variations in our operating results, earnings per share, cash flows from operating activities, unearned revenue, remaining performance obligation, year-over-year growth rates for individual service offerings and other financial and non-financial metrics, and how those results compare to analyst expectations;
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
•changes to our credit ratings; and
•ESG and other issues impacting our reputation.
In addition, if the market for technology stocks or the greater securities market in general experience uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, such as the securities litigation against Tableau and Slack that were brought before we acquired such companies. Such litigation, whether against Salesforce or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.

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
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have in the past materially affected our operating results and cash flows; the duration and extent to which this will impact our future results remain uncertain. We have in the past and may in the future deem it advisable to alter, postpone or cancel entirely additional customer, employee and industry events.
In March 2020, we also temporarily closed all Salesforce offices globally. This global work-from-home operating environment has caused strain for, and has adversely impacted productivity of, certain employees, and these conditions may persist and harm our business, including our future sales and operating results. As long as the pandemic continues, our employees may be exposed to health risks and government directives may require us to again close certain of our offices that have since been reopened. Changes in our work environment and workforce in the wake of the COVID-19 pandemic could also adversely affect our operations. In particular, although most of our offices have reopened, we have offered a significant percentage of our employees the flexibility in the amount of time they work in an office. This may present risks for our real estate portfolio and strategy and may present operational and workplace culture challenges that may adversely affect our business.
Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control, and COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world, which could impact the operations of our business infrastructure and service providers in such parts of the world and delay our security measures, business processes, product development and foreign investments. Authorities throughout the world have implemented numerous preventative measures to contain or mitigate further spread of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders. These public health measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations and cash flows. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
The long-term impact of the COVID-19 pandemic on our financial condition or results of operations remains uncertain. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our customers’ business or the productivity of our employees or partners, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten other risks described in this “Risk Factors” section.

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia’s recent invasion of Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; have reduced and may in the future reduce the value and duration of customer subscription contracts; and we expect these conditions will adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
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
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with suppliers and customers, financial performance or ability to recruit and retain talent.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of January 31, 2022, our executive and principal offices for sales, marketing, professional services, development and administration consisted of approximately 1.9 million square feet of leased and owned property in San Francisco. Excluded from this amount is approximately 705,000 square feet in San Francisco that is currently sublet, as well as approximately

212,000 square feet in San Francisco currently available for sublease as we continued consolidating and subleasing additional real estate leases in fiscal 2022.
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
For more information regarding legal proceedings, such as the Slack shareholder derivative action, see Note 13 “Legal Proceedings and Claims” to the consolidated financial statements in Item 8 of Part II.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our current executive officers as of February 28, 2022 (in alphabetical order):

Name	Age	Position
Marc Benioff	57	Chair of the Board, Co-CEO and co-Founder
Parker Harris	55	Director, Chief Technology Officer and co-Founder
Brent Hyder	57	President and Chief People Officer
Gavin Patterson	54	President and Chief Revenue Officer
Sundeep Reddy	49	Executive Vice President and Chief Accounting Officer
Srinivas Tallapragada	52	President and Chief Engineering Officer
Bret Taylor	41	Vice Chair of the Board and Co-CEO
Amy Weaver	54	President and Chief Financial Officer
Marc Benioff is Chair of the Board, Co-Chief Executive Officer and co-Founder of Salesforce and a pioneer of cloud computing. Mr. Benioff has served as Chief Executive Officer since 2001 and under his leadership, Salesforce has become the #1 provider of CRM software globally. Mr. Benioff was named Innovator of the Decade by Forbes and recognized as one of the World’s 50 Greatest Leaders by Fortune and 10 Best-Performing CEOs by Harvard Business Review. As a member of the World Economic Forum (WEF) Board of Trustees, Mr. Benioff serves as the inaugural chair of WEF’s Forum Center for the Fourth Industrial Revolution in San Francisco. Mr. Benioff currently serves as Chair of the Salesforce Foundation. Mr. Benioff received his B.S. in Business Administration from the University of Southern California, where he also serves on the Board of Trustees.
Parker Harris has served as a Director since August 2018 and as our Chief Technology Officer since September 2016. Mr. Harris co-founded Salesforce in February 1999 and has served in senior technical positions since inception, including Executive Vice President, Technology from December 2004 to February 2013. Prior to Salesforce, Mr. Harris co-founded Left Coast Software, a Java consulting firm, and served as its Vice President from October 1996 to February 1999. Mr. Harris received his B.A. in English Literature from Middlebury College.

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
Gavin Patterson has served as our President and Chief Revenue Officer since August 2020. Prior to that, he served as our President and CEO International Chairman of EMEA Advisory Board from April 2020 to July 2020, President International and Lead of the UK & EMEA Advisory Board from February 2020 to March 2020, and Lead of the UK & EMEA Advisory Board from August 2019 to February 2020. Previously, he served as Chief Executive of BT Group plc from September 2013 to January 2019. He is Chair of Business in the Community, a non-profit in the United Kingdom, and sits on the boards of Elixirr Consulting, Tappit and Fractal Analytics. He holds a MEng in Chemical Engineering from Cambridge University.
Sundeep Reddy has served as our Chief Accounting Officer since September 2021. Prior to joining Salesforce, Mr. Reddy served in a variety of corporate finance leadership roles at McKesson Corporation, a pharmaceutical distribution company, from 2013 to 2021, including Senior Vice President, Controller and Chief Accounting Officer from July 2018 to September 2021, Senior Vice President, Assistant Controller from June 2017 to July 2018, Senior Vice President, McKesson Technology Solutions Finance and Accounting from March 2017 to June 2017, and Vice President, Controller of McKesson Technology Solutions from December 2013 to February 2017. Mr. Reddy is a Certified Public Accountant and received his B.B.A. from Georgia State University and M.B.A. from Emory University.
Srinivas Tallapragada has served as our President and Chief Engineering Officer since December 2019. Prior to this, he served as our President, Technology from June 2018 to December 2019, Executive Vice President, Engineering from March 2014 to June 2018, and Senior Vice President, Engineering from May 2012 to February 2014. Prior to Salesforce, Mr. Tallapragada served as Senior Vice President at Oracle Corporation from April 2011 to June 2012 and as Senior Vice President at SAP Labs from February 2009 to April 2011. Previously, Mr. Tallapragada held various technical management roles at Oracle, Infosys and Asian Paints. Mr. Tallapragada currently serves on the Board of Directors of Avalara, Inc. Mr. Tallapragada received his masters degree from the School of Human Resources at XLRI, Jamshedpur and B.T. in Computer Science from the National Institute of Technology, Warangal.
Bret Taylor has served as our Vice Chair of the Board and Co-Chief Executive Officer since November 2021. Prior to this, he served as our President and Chief Operating Officer from December 2019 to November 2021, President and Chief Product Officer from November 2017 to December 2019, and President, Quip from August 2016 to November 2017. Mr. Taylor joined Salesforce through the acquisition of Quip, Inc., a business collaboration software company, where he was co-founder and served as Chief Executive Officer from September 2012 to August 2016. Previously, Mr. Taylor served as Chief Technology Officer of Facebook, Inc., a social network, from August 2009 to July 2012 and Chief Executive Officer of FriendFeed, Inc., a social network, from October 2007 to August 2009. Mr. Taylor currently serves on the Board of Directors of Twitter, Inc., where he is Chairman of the Board. Within the past five years, he also served on the Board of Directors of Axon Enterprise, Inc., formerly known as TASER International, Inc. Mr. Taylor received his B.S. and M.S. in Computer Science from Stanford University.
Amy Weaver has served as our President and Chief Financial Officer since February 2021. Prior to this, she served as our President and Chief Legal Officer from January 2020 to January 2021, President, Legal & Corporate Affairs and General Counsel from February 2017 to January 2020, Executive Vice President and General Counsel from July 2015 to February 2017, and Senior Vice President and General Counsel from October 2013 to July 2015. Prior to Salesforce, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc., a global chemical distributor, from December 2010 to June 2013 and Senior Vice President and Deputy General Counsel at Expedia, Inc., an online travel services provider, from July 2005 to December 2010. Previously, Ms. Weaver practiced law at Cravath, Swaine & Moore LLP and Perkins Coie LLP. She also served as a clerk on the U.S. Court of Appeals, Ninth Circuit and as a legislative assistant to a member of the Hong Kong Legislative Council. Ms. Weaver received her B.A. in Political Science from Wellesley College and J.D. from Harvard Law School.

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
Stockholders
As of January 31, 2022, there were 450 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer"), the Nasdaq 100 Index and the Dow Jones Industrial Average for each of the last five fiscal years ended January 31, 2022, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer, Nasdaq 100 Index and Dow Jones Industrial Average assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of salesforce.com, inc.
DOLLARS
400
350
300
250
200
150
100
50
Fiscal 2017
Fiscal 2018
Fiscal 2019
Fiscal 2020
Fiscal 2021
Fiscal 2022
salesforce.com
S&P 500 Index
Nasdaq Computer
Nasdaq 100 Index
Dow Jones Industrial Average

	1/31/2017	1/31/2018	1/31/2019	1/31/2020	1/31/2021	1/31/2022
salesforce.com	$100	$144	$192	$230	$285	$294
S&P 500 Index	$100	$124	$119	$142	$163	$198
Nasdaq Computer	$100	$141	$138	$199	$291	$365
Nasdaq 100 Index	$100	$136	$135	$176	$253	$292
Dow Jones Industrial Average	$100	$105	$100	$113	$126	$141
Recent Sales of Unregistered Securities
In connection with the Company’s acquisition of Credential Master Inc. in November 2021, the Company issued 25,665 shares of its common stock on November 5, 2021 that will vest over time. In connection with the Company’s acquisition of Narrative Science Inc. in December 2021, the Company issued 4,625 shares of its common stock on December 15, 2021 that will vest over time. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

Issuer Purchases of Equity Securities
Not applicable.
ITEM 6.    RESERVED

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
The following section generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021, as well as certain fiscal 2020 items. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Overview
We are a global leader in customer relationship management (“CRM”) technology that brings companies and customers together in the digital age. Founded in 1999, we enable companies of every size and industry to take advantage of powerful technologies, including cloud, mobile, social, voice, blockchain and artificial intelligence to connect to their customers in a whole new way and help them transform their businesses around the customer in this digital-first world.
With our Customer 360 platform, we deliver a single source of truth, connecting customer data across systems, apps and devices to help companies with their digital transformation. Customer 360 gives teams sales, service, marketing and commerce capabilities and more, and a single shared view of their customers so they can work together to build lasting, trusted relationships and deliver the personalized experiences their customers expect. And with our acquisition of Slack Technologies, Inc. (“Slack”) in July 2021, we are creating a new digital headquarters, one where companies, employees, governments, and stakeholders can create success from anywhere.
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
As our employees, customers and partners begin to work in person on a periodic basis, we have launched our Success from Anywhere initiative and leveraged Flex Team Agreements to decide how, when, and where our employees work. Using Slack as our digital headquarters, regardless of where employees work, employees are able to connect, share information and get work done. As we adopt and refine our Success from Anywhere initiatives, there may be additional investments and redirection efforts in the future which may include position eliminations, incremental costs to improve employees’ ability to work from home and impairments to assets associated with real estate leases in select locations we decide to exit.
See Part I, Item 1A “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Highlights from Fiscal Year 2022
•Revenue: For fiscal 2022, revenue was $26.5 billion, an increase of 25 percent year-over-year.
•Earnings per Share: For fiscal 2022, diluted earnings per share was $1.48 as compared to earnings per share of $4.38 from a year ago. Fiscal 2021 results benefited from a $2.0 billion one-time discrete tax benefit resulting from the recognition of deferred tax assets related to an intra-entity transfer of intangible property.
•Cash: Cash provided by operations for fiscal 2022 was $6.0 billion, an increase of 25 percent year-over-year. Total cash, cash equivalents and marketable securities as of January 31, 2022 was $10.5 billion.
•Remaining Performance Obligation: Total remaining performance obligation as of January 31, 2022 was approximately $43.7 billion, which includes approximately $1.2 billion of remaining performance obligation related to Slack, an increase of 21 percent year-over-year. Current remaining performance obligation as of January 31, 2022 was approximately $22.0 billion, an increase of 22 percent year-over-year.
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
We plan to continue to reinvest a significant portion of our income from operations in future periods to grow and innovate our business and service offerings and expand our leadership role in the cloud computing industry. We drive innovation organically and, to a lesser extent, through acquisitions. We evaluate acquisitions and investment opportunities in complementary businesses, services, technologies and intellectual property rights in an effort to expand our service offerings and to nurture the overall ecosystem for our offerings. Past acquisitions have enabled us to deliver innovative solutions in new categories, including analytics, integration and collaboration. We expect to make investments and acquisitions in the future to continue our growth and expand our service offerings and our professional services organization in supporting the adoption of our service offerings.
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
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, inflation and Russia’s recent invasion of Ukraine, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations benefited revenues by approximately one percent in fiscal 2022. Fluctuations in the United States Dollar against international currencies negatively impacted our remaining performance obligation by approximately two percent as of January 31, 2022 compared to what we would have reported as of January 31, 2021 using constant currency rates. Recently the USD has strengthened against certain foreign currencies in the markets in which we operate. If these conditions continue or materially worsen, they could have an impact on our future results and our ability to accurately predict our future results and earnings. The impact of these fluctuations could also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for fiscal 2022.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for fiscal 2022.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of January 31, 2022, our attrition rate, excluding MuleSoft, Salesforce.org, Tableau and Slack, was between 7.0 and 7.5 percent. Beginning in fiscal year 2021, our attrition rate includes our Commerce service offering. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. While our attrition rate is difficult to predict, we expect it to remain consistent for the near term due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time, including, for example, as a result of COVID-19.
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
$20,000
$10,000
$0
Subscription and support revenue (in millions)
FY20
FY21
FY22
Subscription and Support Revenue
Attrition

Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Generally, our third quarter has historically been our smallest operating cash flow quarter. Unearned revenues, accounts receivable and operating cash flow may also be impacted by acquisitions. For example, operating cash flows may be adversely impacted by acquisitions due to transaction costs, financing costs such as interest expense and lower operating cash flows from the acquired entity.
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
$18,000
$15,000
$12,000
$9,000
$6,000
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

Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$ (in Billions)
$45
$30
$15
$0
Q4 FY20
Q1 FY21
Q2 FY21
Q3 FY21
Q4 FY21
Q1 FY22
Q2 FY22 (3)
Q3 FY22 (2)
Q4 FY22 (1)
Current RPO
Noncurrent RPO

(1) Includes approximately $1.2 billion of remaining performance obligation related to Slack.
(2) Includes approximately $0.9 billion of remaining performance obligation related to Slack.
(3) Includes approximately $0.8 billion of remaining performance obligation related to Slack.
Cost of Revenues and Operating Expenses
Cost of Revenues
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, employee-related costs such as salaries and benefits, and allocated overhead. Our cost of subscription and support revenues also includes amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts. Also included in the cost of subscription and support revenues are expenses incurred supporting the free user base of Slack, including third-party hosting costs and employee-related costs specific to customer experience and technical operations.
Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expense, the cost of subcontractors, certain third-party fees and allocated overhead. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal periods. We believe that this investment in professional services facilitates the adoption of our service offerings, helps us to secure larger subscription revenue contracts and supports our customers’ success.
Research and Development
Research and development expenses consist primarily of salaries and related expenses, including stock-based expense and allocated overhead.
Marketing and Sales
Marketing and sales expenses make up the majority of our operating expenses and consist primarily of salaries and related expenses, including stock-based expense and commissions, for our sales and marketing staff, as well as payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We capitalize certain costs to obtain customer contracts, such as commissions, and amortize these costs on a straight-line basis. As such, the timing of expense recognition for these commissions is not consistent with the timing of the associated cash payment.
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
Cloud Services and software licenses are distinct as such offerings are often sold separately. In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, we have generally concluded that professional services included in contracts with multiple performance obligations are distinct.
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
Costs Capitalized to Obtain Revenue Contracts. Costs capitalized related to new revenue contracts, primarily commissions paid to employees and related payroll taxes and fringe benefit costs, are amortized on a straight-line basis over four years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. Significant judgment is required in arriving at this average period of benefit. Therefore, we evaluate both qualitative and quantitative factors, including the estimated life cycles of our offerings and our customer attrition.
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
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying values of our privately held equity securities are adjusted if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value for these investments, we utilize the most recent data available and apply valuation methods, including the market approach and option pricing models (“OPM”), adjusted to reflect the specific rights and preferences of the classes of securities we hold. Such information available to us from investee companies is supplemented with estimates such as volatility and expected time to liquidity.
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
The particular privately held debt and equity securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in the value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 41 percent of our total strategic investments as of January 31, 2022, could result in a $165 million reduction in the value of our investment portfolio.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

4	Fiscal Year Ended January 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Subscription and support	$24,657	93%	$19,976	94%	$16,043	94%
Professional services and other	1,835	7	1,276	6	1,055	6
Total revenues	26,492	100	21,252	100	17,098	100
Cost of revenues (1)(2):
Subscription and support	5,059	19	4,154	20	3,198	19
Professional services and other	1,967	8	1,284	6	1,037	6
Total cost of revenues	7,026	27	5,438	26	4,235	25
Gross profit	19,466	73	15,814	74	12,863	75
Operating expenses (1)(2):
Research and development	4,465	17	3,598	17	2,766	16
Marketing and sales	11,855	44	9,674	45	7,930	46
General and administrative	2,598	10	2,087	10	1,704	10
Loss on settlement of Salesforce.org reseller agreement	0	0	0	0	166	1
Total operating expenses	18,918	71	15,359	72	12,566	73
Income from operations	548	2	455	2	297	2
Gains on strategic investments, net	1,211	5	2,170	10	427	2
Other expense	(227)	(1)	(64)	0	(18)	0
Income before benefit from (provision for) income taxes	1,532	6	2,561	12	706	4
Benefit from (provision for) income taxes (3)	(88)	(1)	1,511	7	(580)	(3)
Net income	$1,444	5%	$4,072	19%	$126	1%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Fiscal Year Ended January 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Cost of revenues	$897	3%	$662	3%	$440	3%
Marketing and sales	727	3	459	2	352	2
(2) Amounts related to stock-based expense, as follows (in millions):

	Fiscal Year Ended January 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Cost of revenues	$386	1%	$241	1%	$204	1%
Research and development	918	4	703	4	510	3
Marketing and sales	1,104	4	941	4	852	5
General and administrative	371	1	305	1	219	1
(3) Amounts include approximately $2.0 billion of one-time benefit from a discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property in fiscal 2021.

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	January 31, 2022	January 31, 2021
Cash, cash equivalents and marketable securities	$10,537	$11,966
Unearned revenue	15,628	12,607
Remaining performance obligation	43.7	36.1
Principal due on our outstanding debt obligations (1)	10,686	2,690
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the fiscal year ended January 31, 2022 compared to the same period of fiscal 2021 was impacted by our recent acquisitions, including the acquisition of Slack in July 2021, our largest acquisition to date. In our discussion of changes in our results of operations for the fiscal year ended January 31, 2022 compared to the same periods of fiscal 2021, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date for the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Fiscal Year Ended January 31, 2022 and 2021
Revenues

	Fiscal Year Ended January 31,		Variance
(in millions)	2022	2021	Dollars	Percent
Subscription and support	$24,657	$19,976	$4,681	23%
Professional services and other	1,835	1,276	559	44
Total revenues	$26,492	$21,252	$5,240	25
The increase in subscription and support revenues for fiscal 2022 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately seven percent and six percent of total subscription and support revenues for fiscal 2022 and fiscal 2021, respectively. Subscription and support revenues accounted for approximately 93 and 94 percent of our total revenues for fiscal 2022 and 2021, respectively.
The acquisition of Slack in July 2021 contributed approximately $584 million to subscription and support revenues during the fiscal year ended January 31, 2022. As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers as well as revenues resulting from the Acumen Solutions, Inc. (“Acumen”) acquisition in February 2021.

Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2022	2021	Variance Percent
Sales	$5,989	$5,191	15%
Service	6,474	5,377	20%
Platform and Other	4,509	3,324	36%
Marketing and Commerce	3,902	3,133	25%
Data	3,783	2,951	28%
Total	$24,657	$19,976
Our Industry Offerings revenue is included in one of the above service offerings depending on the primary service purchased. Slack revenues are included in Platform and Other. Data is comprised of revenue from Analytics and Integration service offerings, which were reclassified from Platform and Other in fiscal 2022. Reclassifications to prior period Platform and Other revenues were made to conform to the current period presentation.
Data subscription and support revenues include revenues from term and perpetual software licenses which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Data to experience more volatility period to period compared to our other service offerings. In addition, we recently made changes that impacted our MuleSoft sales organization which we expect to have long-term benefits, but created greater short-term disruption than anticipated. This disruption impacted Data revenues during the fiscal year ended January 31, 2022, due to the timing of revenue recognition associated with the sale of MuleSoft term and perpetual software licenses.
Revenues by Geography

	Fiscal Year Ended January 31,
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Growth Rate
Americas	$17,983	68%	$14,736	69%	22%
Europe	6,016	23	4,501	21	34
Asia Pacific	2,493	9	2,015	10	24
Total	$26,492	100%	$21,252	100%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Fiscal 2022 revenues outside of the Americas were positively impacted due to foreign currency fluctuations by approximately two percent compared to fiscal 2021.

Cost of Revenues

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2022	2021
Subscription and support	$5,059	$4,154	$905
Professional services and other	1,967	1,284	683
Total cost of revenues	$7,026	$5,438	$1,588
Percent of total revenues	27%	26%
For fiscal 2022, the increase in cost of revenues was primarily due to an increase of $645 million in employee-related costs, an increase of $235 million in amortization of purchased intangibles from business combination, an increase of $145 million in stock-based expense, an increase of $284 million in service delivery costs primarily due to our efforts to increase data center capacity, and an increase in third party fees.
We have increased our headcount associated with our data centers, customer support and professional services by 43 percent since fiscal 2021 to meet the higher demand for services from our customers, and our fiscal 2022 acquisition of Acumen also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
Operating Expenses

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2022	2021
Research and development	$4,465	$3,598	$867
Marketing and sales	11,855	9,674	2,181
General and administrative	2,598	2,087	511
Total operating expenses	$18,918	$15,359	$3,559
Percent of total revenues	71%	72%
For fiscal 2022, the increase in research and development expenses was primarily due to an increase of approximately $501 million in employee-related costs, an increase of $215 million in stock-based expenses, increases in our development and test data center costs. Our research and development headcount increased by 28 percent since fiscal 2021 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. Our recent acquisition of Slack also contributed to this increase in headcount. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For fiscal 2022, the increase in marketing and sales expenses was primarily due to an increase of $1.3 billion in employee-related costs and amortization of deferred commissions, an increase of $268 million in amortization of purchased intangibles from business combination, and an increase of $163 million in stock-based expense. Our marketing and sales headcount increased by 26 percent since fiscal 2021, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Our recent acquisition of Slack also contributed to this increase in headcount. We expect that marketing and sales expenses will increase in absolute dollars and will increase as a percentage of revenues in future periods as we continue to hire additional sales personnel and invest in go-to-market efforts.
For fiscal 2022, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 27 percent since fiscal 2021 as we added personnel to support our growth. Our recent acquisition of Slack also contributed to this increase in headcount.

Other Income and Expenses

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2022	2021
Gains on strategic investments, net	$1,211	$2,170	$(959)
Other expense	(227)	(64)	(163)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains recognized during fiscal 2022 included a $369 million unrealized gain on one of our privately held equity investments and a $155 million realized gain resulting from a publicly traded company acquiring one of the Company’s privately held equity investments in a stock and cash transaction.
Other expense primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $220 million and $126 million for fiscal 2022 and 2021, respectively. The increase in interest expense was primarily driven by our issuance of $8.0 billion of Senior Notes in July 2021.
Benefit From (Provision For) Income Taxes

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2022	2021
Benefit from (provision for) income taxes	$(88)	$1,511	$(1,599)
Effective tax rate	6%	(59)%
In fiscal 2022, we recognized a tax provision of $88 million on a pretax income of $1.5 billion. Our tax provision was due to taxes from profitable jurisdictions outside of the United States, which was offset by a net U.S tax benefit primarily due to excess tax benefits from stock based compensation.
In fiscal 2021, we recognized a tax benefit of $1.5 billion on a pretax income of $2.6 billion. In the second quarter of fiscal 2021, we changed our international corporate structure, which included the transfer of certain intangible property between foreign affiliates resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. The deferred tax assets were recognized as a result of the book and tax basis difference on the intangible property and were based on the intangible property’s current fair value. The determination of the estimated fair value of the intangible property is complex and subject to judgement due to the use of subjective assumptions in the valuation models used by management. The tax amortization related to the intellectual property transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the currently enacted Irish tax rate. We believe that it is more likely than not the deferred tax assets will be realized in Ireland.
Additionally, the provision from the Tax Cuts and Jobs Act of 2017 that requires capitalization and amortization of research and development costs will become effective starting fiscal 2023. If not deferred, modified or repealed, this provision is expected to materially increase future cash taxes.
Fiscal Year Ended January 31, 2021 and 2020
For a discussion of the year ended January 31, 2021 compared to the year ended January 31, 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2021.
Liquidity and Capital Resources
At January 31, 2022, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $10.5 billion and accounts receivable of $9.7 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of January 31, 2022 provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A titled “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted non-cancelable subscription agreements, which is not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt maintenance needs over the next 12 months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For fiscal 2022, 2021, and 2020 our cash flows were as follows (in millions):

4	Fiscal Year Ended January 31,
	2022	2021	2020
Net cash provided by operating activities	$6,000	$4,801	$4,331
Net cash used in investing activities	(14,536)	(3,971)	(2,980)
Net cash provided by financing activities	7,838	1,194	164
Operating Activities
The net cash provided by operating activities during fiscal 2022 was primarily related to net income of $1.4 billion, adjusted for non-cash items including $3.3 billion of depreciation and amortization and $2.8 billion related to stock-based expense offset by $1.2 billion related to gains on strategic investments. Cash provided by operating activities during fiscal 2022 was further benefited by the change in unearned revenue of $2.6 billion, partially offset by a change in accounts receivable, net of $1.8 billion.
The net cash provided by operating activities during fiscal 2021 was primarily related to net income of $4.1 billion, adjusted for non-cash items such as $2.8 billion related to depreciation and amortization and $2.2 billion of expenses related to stock-based expense offset by $2.0 billion from a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of certain intangible property and $2.2 billion related to gains on strategic investments, net. Cash provided by operating activities during fiscal 2021 further benefited by the change in unearned revenue of $1.9 billion, partially offset by the change in accounts receivable, net of $1.6 billion. Cash provided by operating activities during fiscal 2021 was negatively impacted by changes in billing frequency for new business due to the COVID-19 pandemic. In addition, our operating cash flows were negatively impacted by investments made in our go-to-market efforts, such as the partial minimum commission guarantee provided in the first quarter of fiscal 2021.
Investing Activities
The net cash used in investing activities during fiscal 2022 was primarily related to cash consideration for the acquisitions of Slack and Acumen, as well as other acquisitions, net of cash acquired, of approximately $14.9 billion. Net cash used in investing activities was impacted by net inflows of $574 million from marketable securities activity and $483 million from strategic investment activity.
The net cash used in investing activities during fiscal 2021 was primarily related to cash consideration for the acquisition of Vlocity, net of cash acquired, of approximately $1.2 billion as well by net outflows of $2.0 billion from marketable securities activity. In addition, we paid approximately $150 million of cash consideration related to the purchase of the property located at 450 Mission Street (“450 Mission”) in San Francisco, California, which is reflected in capital expenditures.
Financing Activities
Net cash provided by financing activities during fiscal 2022 consisted primarily of $7.9 billion of net proceeds from our July 2021 issuance of Senior Notes and $1.3 billion from proceeds from equity plans, partially offset by payments related to the Slack Convertible Notes, net of associated capped call proceeds of $1.2 billion.
Net cash provided by financing activities during fiscal 2021 consisted primarily of $1.3 billion from proceeds from equity plans.
Debt
As of January 31, 2022, we had senior unsecured debt outstanding, with maturities starting in April 2023 through July 2061, with a total carrying value of $10.4 billion. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in 2023, with a total carrying value of $186 million. We were in compliance with all debt covenants as of January 31, 2022.
In December 2020, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of January 31, 2022. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of January 31, 2022, the future non-cancelable minimum payments under these commitments were approximately $4.0 billion, with payments of $0.8 billion due in the next 12 months and $3.2 billion due thereafter. As of January 31, 2022, we have additional operating leases that have not yet commenced totaling $1.1 billion.
In addition to our leasing arrangements, we have other contractual commitments associated with agreements that are enforceable and legally binding, including those with infrastructure service providers. Our total commitments under these agreements are $5.8 billion, of which payments of $1.0 billion are due in the next 12 months and $4.8 billion are due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During fiscal 2022 and in future fiscal years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure including offices, information technology and data centers, as well as investments with infrastructure service providers, to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
Our overall acquisition strategy may evolve to require integration and business operation changes that may result in incremental income tax costs. The timing and amount of a tax cash payment, if any, is uncertain and would be based upon a number of factors, including our integration plans, valuations related to intercompany transactions, the tax rate in effect at the time, potential negotiations with the taxing authorities and potential litigation.

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
The topics covered in this section are informed by an internal ESG prioritization assessment refreshed in fiscal 2022, which assesses topics based on their potential impact to both our own enterprise value creation and the environment and society more broadly. The assessment gathered input from a number of our key internal and external stakeholders, such as investors, customers, suppliers, our employees and executives, non-governmental organizations and sector organizations. Our ESG disclosures are also informed by relevant topics identified through third-party ESG reporting organizations, frameworks and standards, such as the Sustainability Accounting Standards Board (“SASB”) Standards, and the Task Force on Climate-Related Financial Disclosures (“TCFD”). More information on our key ESG programs, goals and commitments, and key metrics can be found in our annual Stakeholder Impact Report, https://salesforce.com/stakeholder-impact-report.
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
Our ESG highlights as of the fiscal year ended January 31, 2022 include the following:
Climate and Sustainability. We continue to support science-based climate policies and decarbonization actions intended to limit the global average temperature increase to 1.5°C above pre-industrial levels. We released our Climate Action Plan at https://salesforce.com/sustainability, announced we have achieved net zero residual emissions across our full value chain and that we have achieved our longstanding goal of procuring electricity from renewable energy resources equivalent to 100 percent of the energy used globally. We also released our inaugural TCFD report, which can be found at https://investor.salesforce.com/tcfdreport.
Equality. We invest in programs designed to enhance employee success and create a safe, healthy and engaging working environment that fosters our core value of equality for all. Refer to our “Human Capital Management” Section in Item 1 of Part I for details.
ESG and Executive Compensation. To align and accelerate our ESG initiatives, beginning in fiscal 2023 all executive vice presidents, presidents and Section 16 officers will have a component of their incentive compensation plans tied to employee diversity and environmental measures.
Sustainability Bond. We released our inaugural Sustainable Bond Framework (the “Framework") which can be found at https://investor.salesforce.com/sustainablebondframework. In July 2021, we issued $1.0 billion of 2028 Senior Sustainability Notes, which will be allocated based on certain criteria described in the Framework. We will report on our allocations on an annual basis.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. The amount of revenue that was reported in USD for foreign subsidiaries that transact in international currencies during the fiscal year ended January 31, 2022 benefited by approximately one percent compared to the fiscal year ended January 31, 2021. In addition, fluctuations in USD against international currencies negatively impacted our remaining performance obligation by approximately two percent as of January 31, 2022 compared to what we would have reported as of January 31, 2021 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $10.5 billion as of January 31, 2022. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at January 31, 2022 could result in a $58 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities.

At January 31, 2021, we had cash, cash equivalents and marketable securities totaling $12.0 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $63 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of January 31, 2022	Interest Terms	Contractual Interest Rate
2023 Senior Notes	April 2023	$1,000	Fixed	3.25%
Loan assumed on 50 Fremont	June 2023	186	Fixed	3.75%
2024 Senior Notes	July 2024	1,000	Fixed	0.625%
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50%
2031 Senior Notes	July 2031	1,500	Fixed	1.95%
2041 Senior Notes	July 2041	1,250	Fixed	2.70%
2051 Senior Notes	July 2051	2,000	Fixed	2.90%
2061 Senior Notes	July 2061	1,250	Fixed	3.05%
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted LIBOR rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. Our Credit Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of January 31, 2022, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of January 31, 2022, our strategic investment portfolio consisted of investments in nearly 400 companies with a combined carrying value of $4.8 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 21 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of January 31, 2022 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of January 31, 2022
Publicly held equity securities	$258	$138	$(96)	$300
Privately held equity securities	3,117	1,474	(195)	4,396
Total equity securities	$3,375	$1,612	$(291)	$4,696
We anticipate additional volatility to our consolidated statements of operations due to changes in market prices, observable price changes and impairments to our investments. These changes could be material based on market conditions and events. While historically our strategic investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our equity securities within our strategic investments portfolio. Volatility in the global market conditions, including recent economic disruptions, inflation and ongoing volatility in the public equity markets, may impact our strategic investment portfolio and our financial results may fluctuate from historical results and expectations.
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 41 percent of our total strategic investments as of January 31, 2022 could result in a $165 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Business Combinations
Description of the Matter
As described in Note 7 to the financial statements, the Company completed the acquisition of Slack Technologies, Inc. during fiscal year 2022 for total net consideration of $27.1 billion. In connection with this acquisition, management recognized customer relationship and developed technology intangible assets of $6.1 billion. The valuation of the customer relationship and developed technology intangible assets is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining their estimated fair value. In particular, the fair value estimates for the acquired assets are sensitive to changes in assumptions for revenue growth, and cost of revenues and operating expenses as a percentage of revenue.

Auditing management’s valuation of these customer relationship and developed technology intangibles is complex due to the auditor judgment required to evaluate management’s assumptions used in determining the fair value of these assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the determination of the fair value of customer relationship and developed technology intangible assets. This included controls over management’s development of the assumptions described above.

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

San Francisco, California
March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of salesforce.com, inc.

Opinion on Internal Control over Financial Reporting

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, salesforce.com, inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Slack Technologies, Inc. and Acumen Solutions, Inc., which are included in the January 31, 2022 consolidated financial statements of the Company and constituted one percent and less than one percent of total and net assets, respectively, as of January 31, 2022 and three percent and two percent of revenues and operating expenses, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Slack Technologies, Inc. and Acumen Solutions, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes, and our report dated March 11, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
March 11, 2022

salesforce.com, inc.
Consolidated Balance Sheets
(in millions)

	January 31, 2022	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5,464	$6,195
Marketable securities	5,073	5,771
Accounts receivable, net	9,739	7,786
Costs capitalized to obtain revenue contracts, net	1,454	1,146
Prepaid expenses and other current assets	1,120	991
Total current assets	22,850	21,889
Property and equipment, net	2,815	2,459
Operating lease right-of-use assets, net	2,880	3,204
Noncurrent costs capitalized to obtain revenue contracts, net	2,342	1,715
Strategic investments	4,784	3,909
Goodwill	47,937	26,318
Intangible assets acquired through business combinations, net	8,978	4,114
Deferred tax assets and other assets, net	2,623	2,693
Total assets	$95,209	$66,301
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,474	$4,355
Operating lease liabilities, current	686	766
Unearned revenue	15,628	12,607
Total current liabilities	21,788	17,728
Noncurrent debt	10,592	2,673
Noncurrent operating lease liabilities	2,703	2,842
Other noncurrent liabilities	1,995	1,565
Total liabilities	37,078	24,808
Commitments and contingencies (See Notes 6 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600 shares authorized, 989 and 919 issued and outstanding at January 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	50,919	35,601
Accumulated other comprehensive loss	(166)	(42)
Retained earnings	7,377	5,933
Total stockholders’ equity	58,131	41,493
Total liabilities and stockholders’ equity	$95,209	$66,301

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in millions, except per share data)

4	Fiscal Year Ended January 31,
	2022	2021	2020
Revenues:
Subscription and support	$24,657	$19,976	$16,043
Professional services and other	1,835	1,276	1,055
Total revenues	26,492	21,252	17,098
Cost of revenues (1)(2):
Subscription and support	5,059	4,154	3,198
Professional services and other	1,967	1,284	1,037
Total cost of revenues	7,026	5,438	4,235
Gross profit	19,466	15,814	12,863
Operating expenses (1)(2):
Research and development	4,465	3,598	2,766
Marketing and sales	11,855	9,674	7,930
General and administrative	2,598	2,087	1,704
Loss on settlement of Salesforce.org reseller agreement	0	0	166
Total operating expenses	18,918	15,359	12,566
Income from operations	548	455	297
Gains on strategic investments, net	1,211	2,170	427
Other expense	(227)	(64)	(18)
Income before benefit from (provision for) income taxes	1,532	2,561	706
Benefit from (provision for) income taxes (3)	(88)	1,511	(580)
Net income	$1,444	$4,072	$126
Basic net income per share	$1.51	$4.48	$0.15
Diluted net income per share	$1.48	$4.38	$0.15
Shares used in computing basic net income per share	955	908	829
Shares used in computing diluted net income per share	974	930	850
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Cost of revenues	$897	$662	$440
Marketing and sales	727	459	352
(2) Amounts include stock-based expense, as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Cost of revenues	$386	$241	$204
Research and development	918	703	510
Marketing and sales	1,104	941	852
General and administrative	371	305	219
(3) During fiscal 2021, the Company recorded approximately $2.0 billion of a one-time benefit from a discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income
(in millions)

4	Fiscal Year Ended January 31,
	2022	2021	2020
Net income	$1,444	$4,072	$126
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(55)	40	(59)
Unrealized gains (losses) on marketable securities and privately held debt securities	(83)	15	26
Other comprehensive income (loss), before tax	(138)	55	(33)
Tax effect	14	(4)	(2)
Other comprehensive income (loss), net	(124)	51	(35)
Comprehensive income	$1,320	$4,123	$91

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	770	$1	$13,927	$(58)	$1,735	$15,605
Common stock issued	21	0	816	0	0	816
Shares issued related to business combinations	102	0	15,588	0	0	15,588
Stock-based expense	0	0	1,785	0	0	1,785
Other comprehensive loss, net of tax	0	0	0	(35)	0	(35)
Net income	0	0	0	0	126	126
Balance at January 31, 2020	893	1	32,116	(93)	1,861	33,885
Common stock issued	26	0	1,295	0	0	1,295
Stock-based expense	0	0	2,190	0	0	2,190
Other comprehensive income, net of tax	0	0	0	51	0	51
Net income	0	0	0	0	4,072	4,072
Balance at January 31, 2021	919	1	35,601	(42)	5,933	41,493
Common stock issued	24	0	1,270	0	0	1,270
Shares issued related to business combinations	46	0	11,269	0	0	11,269
Stock-based expense	0	0	2,779	0	0	2,779
Other comprehensive loss, net of tax	0	0	0	(124)	0	(124)
Net income	0	0	0	0	1,444	1,444
Balance at January 31, 2022	989	$1	$50,919	$(166)	$7,377	$58,131

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in millions)

4	Fiscal Year Ended January 31,
	2022	2021	2020
Operating activities:
Net income	$1,444	$4,072	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,298	2,846	2,135
Amortization of costs capitalized to obtain revenue contracts, net	1,348	1,058	876
Stock-based expense	2,779	2,190	1,785
Loss on settlement of Salesforce.org reseller agreement	0	0	166
Gains on strategic investments, net	(1,211)	(2,170)	(427)
Tax benefit from intra-entity transfer of intangible property	0	(2,003)	0
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(1,824)	(1,556)	(1,000)
Costs capitalized to obtain revenue contracts, net	(2,283)	(1,645)	(1,130)
Prepaid expenses and other current assets and other assets	114	(133)	(119)
Accounts payable and accrued expenses and other liabilities	507	1,100	982
Operating lease liabilities	(801)	(830)	(728)
Unearned revenue	2,629	1,872	1,665
Net cash provided by operating activities	6,000	4,801	4,331
Investing activities:
Business combinations, net of cash acquired	(14,876)	(1,281)	(369)
Purchases of strategic investments	(1,718)	(1,069)	(768)
Sales of strategic investments	2,201	1,051	434
Purchases of marketable securities	(5,674)	(4,833)	(3,857)
Sales of marketable securities	4,179	1,836	1,444
Maturities of marketable securities	2,069	1,035	779
Capital expenditures	(717)	(710)	(643)
Net cash used in investing activities	(14,536)	(3,971)	(2,980)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	7,906	(20)	0
Repayments of Slack Convertible Notes, net of capped call proceeds (Note 9)	(1,197)	0	0
Proceeds from employee stock plans	1,289	1,321	840
Principal payments on financing obligations	(156)	(103)	(173)
Repayments of debt	(4)	(4)	(503)
Net cash provided by financing activities	7,838	1,194	164
Effect of exchange rate changes	(33)	26	(39)
Net increase (decrease) in cash and cash equivalents	(731)	2,050	1,476
Cash and cash equivalents, beginning of period	6,195	4,145	2,669
Cash and cash equivalents, end of period	$5,464	$6,195	$4,145

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Fiscal Year Ended January 31,
	2022	2021	2020
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$187	$96	$106
Income taxes, net of tax refunds	$196	$216	$129
Non-cash investing and financing activities:
Fair value of equity awards assumed	$205	$6	$373
Fair value of common stock issued as consideration for business combinations	$11,064	$0	$15,215

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
On July 21, 2021, the Company acquired Slack Technologies, Inc. (“Slack”). Slack is a channel-based messaging platform (see Note 7 “Business Combinations”).
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
In November 2021, the Company moved to a co-chief executive officer model with the promotion of the Chief Operating Officer. The Company determined that both co-chief executive officers together serve as chief operating decision maker for the purposes of segment reporting. Despite the change in the chief operating decision maker, the Company determined no change to segment reporting was necessary as there was no change in the components of the Company for which separate financial information is regularly evaluated.

Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company’s investment portfolio consists primarily of investment-grade securities, and per the Company’s policy, limits the amount of credit exposure to any one issuer. The Company monitors and manages the overall exposure of its cash balances to individual financial institutions on an ongoing basis. The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at January 31, 2022 and 2021. No single customer accounted for five percent or more of total revenue during fiscal 2022, 2021 and 2020. As of January 31, 2022 and 2021, assets located outside the Americas were 13 percent and 15 percent of total assets, respectively. As of January 31, 2022 and 2021, assets located in the United States were 86 percent and 82 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of January 31, 2022, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 21 percent of the portfolio in aggregate. As of January 31, 2021, the Company held three investments that were individually greater than five percent of its strategic investment portfolio and represented 61 percent of the portfolio in aggregate, of which two were publicly traded and one was privately held.
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
During fiscal 2022, the Company capitalized $2.3 billion of costs to obtain revenue contracts and amortized $1.3 billion to marketing and sales expense. During fiscal 2021, the Company capitalized $1.6 billion of costs to obtain revenue contracts and amortized $1.1 billion to marketing and sales expense. During fiscal 2020, the Company capitalized $1.1 billion of costs to obtain revenue contracts and amortized $0.9 billion to marketing and sales expense. Costs capitalized to obtain a revenue contract, net, on the Company's consolidated balance sheets totaled $3.8 billion and $2.9 billion as of January 31, 2022 and 2021, respectively. There were no impairments of costs to obtain revenue contracts for fiscal 2022 and 2021.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other expense, net on the consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other expense.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities where the Company does not have a controlling financial interest in but does exercise significant influence over the investee are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains on strategic investments, net on the consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the consolidated balance sheet.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. The carrying value is not adjusted for the Company's privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. The Company assesses its privately held debt and equity securities in its strategic investment portfolio at least quarterly for impairment. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. If the investment is considered impaired, the Company recognizes an impairment through the consolidated statements of operations and establishes a new carrying value for the investment.
Publicly held equity securities are measured at fair value with changes recorded through gains on strategic investments, net on the consolidated statements of operations.
The Company may enter into strategic investments or other investments that are considered variable interest entities (“VIEs”). If the Company is a primary beneficiary of a VIE, it is required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of its VIE investments requires significant assumptions and judgments. VIEs that are not consolidated are accounted for under the measurement alternative, equity method, amortized cost, or other appropriate methodology based on the nature of the interest held.
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities, publicly held equity securities, and foreign currency derivative contracts at fair value. In addition, the Company measures certain of its strategic investments, including its privately held debt securities and privately held equity securities, at fair value on a nonrecurring basis when there has been an observable price change in a same or similar security. The additional disclosures regarding the Company’s fair value measurements are included in Note 4 “Fair Value Measurement.”
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated primarily with intercompany receivables and payables. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real, and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of January 31, 2022 and January 31, 2021 was $6.1 billion and $5.3 billion, respectively.
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
The Company has entered into subleases or has made decisions and taken actions to exit and sublease certain unoccupied leased office space. Similar to other long-lived assets discussed below, management tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease.
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
Impairment Assessment
The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.
The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.
In fiscal 2021, the Company recorded impairments of approximately $216 million to assets associated with exited office leases. There were no other material impairments of intangible assets, long-lived assets or goodwill during fiscal 2022, 2021 and 2020.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains or (losses) on strategic investments in the consolidated statements of operations.

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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $1.0 billion, $0.8 billion and $0.7 billion for fiscal 2022, 2021 and 2020, respectively.
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

dollars are recorded as a separate component on the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in other income in the consolidated statements of operations for the period.
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
Reclassifications
Certain reclassifications to fiscal 2021 amounts were made to conform to the current period presentation in the Disaggregation of Revenue disclosure included in Note 2 “Revenues.” Disaggregation of revenues now includes Data, a new revenue disaggregation beginning in fiscal 2022. Prior period revenues attributed to Analytics, which includes Tableau, and Integrations, which includes MuleSoft, were reclassified from Platform and Other to Data. This reclassification did not affect total revenues.

2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2022	2021	2020
Sales	$5,989	$5,191	$4,598
Service	6,474	5,377	4,466
Platform and Other (1)	4,509	3,324	2,787
Marketing and Commerce	3,902	3,133	2,506
Data	3,783	2,951	1,686
	$24,657	$19,976	$16,043
(1) Slack revenues are included in Platform and Other.
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2022	2021	2020
Americas	$17,983	$14,736	$12,051
Europe	6,016	4,501	3,430
Asia Pacific	2,493	2,015	1,617
	$26,492	$21,252	$17,098
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 94 percent during fiscal 2022, 95 percent during fiscal 2021, and 96 percent during fiscal 2020. No other country represented more than ten percent of total revenue during fiscal 2022, 2021 and 2020, respectively.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $587 million as of January 31, 2022 as compared to $477 million as of January 31, 2021, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the consolidated balance sheets.
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

The change in unearned revenue was as follows (in millions):

	Fiscal Year Ended January 31,
	2022	2021
Unearned revenue, beginning of period	$12,607	$10,662
Billings and other (1)	29,011	23,096
Contribution from contract asset	110	28
Revenue recognized over time	(24,841)	(19,955)
Revenue recognized at a point in time	(1,651)	(1,297)
Unearned revenue from business combinations	392	73
Unearned revenue, end of period	$15,628	$12,607
(1) Other includes, for example, the impact of foreign currency translation.
Revenue recognized over time primarily includes Cloud Services revenue which is generally recognized over time, professional services revenue, which is generally recognized ratably or as delivered, training revenue, which is primarily recognized as delivered, and software support and updates revenue which is generally recognized ratably.
Revenue recognized at a point in time substantially consists of on-premises software licenses.
Approximately 47 percent of total revenue recognized in fiscal 2022 is from the unearned revenue balance as of January, 31, 2021.
Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on SSP. Remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, the timing of software license deliveries, average contract terms and foreign currency exchange rates. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligations from professional services contracts that are billed and recognized on a time-and-materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2022 (1)	$22.0	$21.7	$43.7
As of January 31, 2021	$18.0	$18.1	$36.1
(1) Includes approximately $1.2 billion of remaining performance obligation related to Slack.

3. Investments
Marketable Securities
At January 31, 2022, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,153	$2	$(34)	$3,121
U.S. treasury securities	205	0	(3)	202
Mortgage-backed obligations	229	0	(4)	225
Asset-backed securities	1,056	0	(5)	1,051
Municipal securities	225	0	(2)	223
Commercial paper	27	0	0	27
Covered bonds	212	0	(2)	210
Other	14	0	0	14
Total marketable securities	$5,121	$2	$(50)	$5,073
At January 31, 2021, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,321	$20	$0	$3,341
U.S. treasury securities	205	1	0	206
Mortgage-backed obligations	382	5	0	387
Asset-backed securities	1,096	6	(1)	1,101
Municipal securities	242	2	0	244
Covered bonds	328	0	0	328
Other	164	0	0	164
Total marketable securities	$5,738	$34	$(1)	$5,771
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	January 31, 2022	January 31, 2021
Due within 1 year	$2,161	$2,525
Due in 1 year through 5 years	2,899	3,236
Due in 5 years through 10 years	13	10
	$5,073	$5,771
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2022 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$4,204	$122	$4,696
Debt securities and other investments	0	0	88	88
Balance as of January 31, 2022	$370	$4,204	$210	$4,784

Strategic investments by form and measurement category as of January 31, 2021 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$2,068	$1,670	$120	$3,858
Debt securities and other investments	0	0	51	51
Balance as of January 31, 2021	$2,068	$1,670	$171	$3,909

The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $467 million and $129 million, respectively, as of January 31, 2022 and 2021.
Gains on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

4	Fiscal Year Ended January 31,
	2022	2021	2020
Unrealized gains (losses) recognized on publicly traded equity securities, net	$(241)	$1,743	$138
Unrealized gains recognized on privately held equity securities, net	1,210	184	270
Impairments on privately held equity and debt securities	(51)	(124)	(76)
Unrealized gains, net	918	1,803	332
Realized gains on sales of securities, net	293	367	95
Gains on strategic investments, net	$1,211	$2,170	$427

Unrealized gains recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounting for under the measurement alternative, the Company recorded upward adjustments of $1.2 billion and downward adjustments, excluding impairments, of $18 million for the year ended January 31, 2022, and upward adjustments of $167 million and downward adjustments, excluding impairments, of $1 million for the year ended January 31, 2021. The upward adjustments during the fiscal year ended January 31, 2022 included a $369 million mark-up of a single privately held equity investment.
Impairments on privately held equity securities accounted for under the measurement alternative were $43 million and $107 million for the fiscal years ended January 31, 2022 and 2021, respectively.
Realized gains on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later. Realized gains for fiscal 2022 were primarily driven by a $155 million gain resulting from a publicly traded company acquiring one of the Company’s privately held equity investments in a stock and cash transaction.
The Company calculates cumulative realized gains on sales of securities, net, as the difference between the sale proceeds and the initial purchase price for securities sold during the period. Cumulative realized gains on sales of securities, net, for the fiscal years ended January 31, 2022 and 2021, were $1.6 billion and $0.9 billion, respectively. In the fiscal year ended January 31, 2022, $1.5 billion of the cumulative realized gains on sales of securities, net were attributable to partial sales of two of the Company’s publicly traded equity securities.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of January 31, 2022 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,171	$0	$1,171
Money market mutual funds	1,426	0	0	1,426
Cash equivalent securities	0	106	0	106
Marketable securities:
Corporate notes and obligations	0	3,121	0	3,121
U.S. treasury securities	0	202	0	202
Mortgage-backed obligations	0	225	0	225
Asset-backed securities	0	1,051	0	1,051
Municipal securities	0	223	0	223
Commercial paper	0	27	0	27
Covered bonds	0	210	0	210
Other	0	14	0	14
Strategic investments:
Equity securities	370	0	0	370
Total assets	$1,796	$6,350	$0	$8,146
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheets in addition to $2.8 billion of cash, as of January 31, 2022.
The following table presents information about the Company’s assets and liabilities that were measured at fair value as of January 31, 2021 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,143	$0	$1,143
Money market mutual funds	377	0	0	377
Cash equivalent securities	0	1,910	0	1,910
Marketable securities:
Corporate notes and obligations	0	3,341	0	3,341
U.S. treasury securities	0	206	0	206
Mortgage-backed obligations	0	387	0	387
Asset-backed securities	0	1,101	0	1,101
Municipal securities	0	244	0	244
Covered bonds	0	328	0	328
Other	0	164	0	164
Strategic investments:
Equity securities	2,068	0	0	2,068
Total assets	$2,445	$8,824	$0	$11,269
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheets in addition to $2.8 billion of cash, as of January 31, 2021.

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.4 billion and $1.8 billion as of January 31, 2022 and 2021, respectively.
5. Property and Equipment and Other Balance Sheet Accounts
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2022	2021
Land	$293	$293
Buildings and building improvements	487	485
Computers, equipment and software	2,543	1,901
Furniture and fixtures	237	228
Leasehold improvements	1,656	1,507
Property and equipment, gross	5,216	4,414
Less accumulated depreciation and amortization	(2,401)	(1,955)
Property and equipment, net	$2,815	$2,459
Depreciation and amortization expense totaled $678 million, $579 million and $455 million during fiscal 2022, 2021 and 2020, respectively.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of January 31, 2022 included approximately $2.4 billion of accrued compensation as compared to $1.7 billion as of January 31, 2021.
6. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under noncancellable operating leases with various expiration dates. The leases have noncancellable remaining terms of 1 year to 18 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.
The components of lease expense were as follows (in millions):

	Fiscal Year Ended January 31,
	2022	2021
Operating lease cost	$1,080	$1,208

Finance lease cost:
Amortization of right-of-use assets	$125	$73
Interest on lease liabilities	5	15
Total finance lease cost	$130	$88

Supplemental cash flow information related to operating and finance leases was as follows (in millions):

	Fiscal Year Ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$873	$905
Operating cash outflows for finance leases	5	14
Financing cash outflows for finance leases	74	48
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	364	979
Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

	As of January 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets	$2,880	$3,204

Operating lease liabilities, current	$686	$766
Noncurrent operating lease liabilities	2,703	2,842
Total operating lease liabilities	$3,389	$3,608

Finance leases:
Computers, equipment and software	$928	$604
Accumulated depreciation	(528)	(410)
Property and equipment, net	$400	$194

Accrued expenses and other liabilities	$114	$35
Other noncurrent liabilities	271	93
Total finance lease liabilities	$385	$128
Other information related to leases was as follows:

	As of January 31,
	2022	2021
Weighted average remaining lease term
Operating leases	7 years	7 years
Finance leases	3 years	4 years
Weighted average discount rate
Operating leases	2.1%	2.2%
Finance leases	1.9%	1.9%

As of January 31, 2022, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Fiscal 2023	$745	$120
Fiscal 2024	561	121
Fiscal 2025	483	112
Fiscal 2026	417	45
Fiscal 2027	369	0
Thereafter	1,076	0
Total minimum lease payments	3,651	398
Less: Imputed interest	(262)	(13)
Total	$3,389	$385
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $244 million in the next five years and $78 million thereafter.
As of January 31, 2022, the Company had additional leases that had not yet commenced totaling $1.1 billion and therefore are not reflected on the consolidated balance sheet and tables above. These leases include agreements for office facilities to be constructed. These leases will commence between fiscal year 2023 and fiscal year 2025 with lease terms of 3 to 18 years.
Of the total lease commitment balance, including leases not yet commenced, of $5.2 billion, approximately $4.6 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of January 31, 2022, the Company had a total of $130 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2034.

7. Business Combinations
Fiscal Year 2022
Slack Technologies, Inc.
On July 21, 2021, the Company acquired all outstanding stock of Slack, a leading channel-based messaging platform. The Company has included the financial results of Slack in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $54 million and were recorded in general and administrative expense during fiscal 2022. The acquisition date fair value of the consideration transferred for Slack was approximately $27.1 billion, which consisted of the following (in millions):

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
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$1,508
Accounts receivable	97
Acquired customer contract asset	70
Operating lease right-of-use assets	208
Other assets	405
Goodwill	21,161
Intangible assets	6,350
Accounts payable, accrued expenses and other liabilities	(186)
Unearned revenue	(382)
Slack Convertible Notes (see Note 9)	(1,339)
Operating lease liabilities	(283)
Deferred tax liability	(541)
Net assets acquired	$27,068
The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the Slack product offering with existing Company service offerings in a digital-first, work anywhere world. The goodwill has no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized. Certain adjustments were made during fiscal 2022 to the preliminary fair values since the date of acquisition resulting in a net decrease to goodwill of $292 million primarily related to the customer relationships intangible asset and the corresponding deferred tax liability. The primary areas that remain preliminary relate to the fair values of certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

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
Revenues and pretax loss of Slack included in the Company’s consolidated statements of operations from the acquisition date of July 21, 2021 to January 31, 2022 are as follows (in millions):

Total revenues	$592
Pretax loss	(1,105)
The following pro forma financial information summarizes the combined results of operations for the Company and Slack, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows (in millions):

	Fiscal Year Ended January 31,
	2022	2021
Total revenues	$26,932	$21,990
Pretax income	1,014	546
Net income	1,127	2,589
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
The Company has included the financial results of Acumen in its consolidated financial statements from the date of acquisition, which were not material. The transaction costs associated with the acquisition were not material.

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
The Company had a noncontrolling equity investment in Vlocity valued at $167 million prior to the acquisition. The Company recognized a gain of approximately $41 million as a result of remeasuring its prior equity interest in Vlocity held before the business combination. The gain is included in gains on strategic investments, net in the consolidated statements of operations.
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
The acquisition date fair value of the consideration transferred for Tableau was approximately $14.8 billion, which primarily consisted of $14.6 billion of common stock issued and $292 million of fair value of stock options and restricted stock awards assumed. The Company recorded approximately $3.3 billion for acquired intangible assets, which primarily consisted of $2.0 billion for developed technology and $1.2 billion for customer relationships, with an estimated useful life of five to eight years. Developed technology represents the fair value of Tableau’s data analysis technologies. Customer relationships represent the fair values of the underlying relationships with Tableau customers. The Company recorded approximately $10.8 billion of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities when integrating Tableau’s data analysis technologies with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
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
The acquisition date fair value of the consideration transferred for ClickSoftware was approximately $1.4 billion, which primarily consisted of $663 million of common stock issued, $587 million of cash and $81 million of fair value of stock options and restricted stock awards assumed. The Company recorded approximately $276 million for acquired intangible assets, which consisted of $215 million for developed technology and $61 million for customer relationships, with an estimated useful life of four to eight years. Developed technology represents the fair value of ClickSoftware's field service management technology. Customer relationships represent the fair values of the underlying relationships with ClickSoftware customers. The Company recorded approximately $1.1 billion of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities when integrating ClickSoftware's field service management technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
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
The Company recorded approximately $164 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities. The goodwill balance is not deductible for U.S. income tax purposes.
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

8. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2021	Additions and retirements, net	January 31, 2022	January 31, 2021	Expense and retirements, net	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2022
Acquired developed technology	$3,305	$2,328	$5,633	$(1,427)	$(836)	$(2,263)	$1,878	$3,370	3.7
Customer relationships	3,510	3,485	6,995	(1,279)	(383)	(1,662)	2,231	5,333	6.6
Other (1)	45	300	345	(40)	(30)	(70)	5	275	5.5
Total	$6,860	$6,113	$12,973	$(2,746)	$(1,249)	$(3,995)	$4,114	$8,978	5.5
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the fiscal years ended January 31, 2022, 2021 and 2020 was $1.6 billion, $1.1 billion, and $0.8 billion, respectively. The Company retired $377 million of fully depreciated intangible assets during fiscal 2022, of which $61 million were included in acquired developed technology and $314 million were included in customer relationships.
The expected future amortization expense for intangible assets as of January 31, 2022 was as follows (in millions):

Fiscal Period:
Fiscal 2023	$1,931
Fiscal 2024	1,844
Fiscal 2025	1,573
Fiscal 2026	1,340
Fiscal 2027	978
Thereafter	1,312
Total amortization expense	$8,978
Customer Contract Assets Acquired Through Business Combinations
Customer contract assets resulting from business combinations reflect the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding assumed contract terms. Customer contract assets resulting from business combinations were $79 million and $42 million as of January 31, 2022 and 2021, respectively, and are included in other assets on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance at January 31, 2020	$25,134
Evergage	74
Vlocity	1,024
Other acquisitions and adjustments (1)	86
Balance as of January 31, 2021	26,318
Slack	21,161
Acumen	337
Other acquisitions and adjustments (1)	121
Balance as of January 31, 2022	$47,937
 (1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.

9. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of January 31, 2022	January 31, 2022	January 31, 2021
2023 Senior Notes	April 2018	April 2023	3.25%	$1,000	$998	$996
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	186	186	190
2024 Senior Notes	July 2021	July 2024	0.625%	1,000	997	0
2028 Senior Notes	April 2018	April 2028	3.70%	1,500	1,492	1,491
2028 Senior Sustainability Notes	July 2021	July 2028	1.50%	1,000	990	0
2031 Senior Notes	July 2021	July 2031	1.95%	1,500	1,488	0
2041 Senior Notes	July 2021	July 2041	2.70%	1,250	1,234	0
2051 Senior Notes	July 2021	July 2051	2.90%	2,000	1,976	0
2061 Senior Notes	July 2021	July 2061	3.05%	1,250	1,235	0
Total carrying value of debt				$10,686	10,596	2,677
Less current portion of debt					(4)	(4)
Total noncurrent debt					$10,592	$2,673
The Company was in compliance with all debt covenants as of January 31, 2022.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above as of January 31, 2022 and 2021 was $10.3 billion and $2.8 billion, respectively. These fair values were determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of fiscal 2022 and the last day of trading of fiscal 2021, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of January 31, 2022 were as follows (in millions):

Fiscal Period:
Fiscal 2023	$4
Fiscal 2024	1,182
Fiscal 2025	1,000
Fiscal 2026	0
Fiscal 2027	0
Thereafter	8,500
Total principal outstanding	$10,686
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

Slack Convertible Notes
In connection with the July 2021 acquisition of Slack, the Company assumed $863 million aggregate principal amount of Convertible Senior Notes (the “Slack Convertible Notes”) with a fair value of $1.3 billion as of the acquisition date. On the date of the acquisition, the Company notified noteholders of their right to convert their notes under the terms of the governing indenture, and the Company paid $1.3 billion in cash to settle substantially all of the Slack Convertible Notes in fiscal 2022.
Slack Capped Calls
In connection with the acquisition of Slack, the Company additionally assumed certain capped call contracts which Slack negotiated with multiple financial institutions as counterparties. The capped calls were intended to reduce or offset the potential dilution or negative cash outflows in the event of conversion of the Slack Convertible Notes. The Company agreed with the counterparties on settlement terms for these contracts, and the capped calls were settled in full in fiscal 2022 for aggregate cash proceeds of $168 million.
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
There were no outstanding borrowings under the Credit Facility as of January 31, 2022. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's consolidated statements of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions), which is included within other expense in the Company’s consolidated statements of operations:

	Fiscal Year Ended January 31,
	2022	2021	2020
Contractual interest expense	$198	$96	$106
Amortization of debt discounts and debt issuance costs	18	14	4
	$216	$110	$110
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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
	2022	2021	2020
Volatility	34 - 37%	28 - 37%	27 - 30%
Estimated life	3.5 years	3.5 years	3.5 years
Risk-free interest rate	0.4 - 1.7%	0.2 - 1.4%	1.6 - 2.5%
Weighted-average fair value per share of grants	$59.34	$41.24	$39.59
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
In fiscal 2022, 2021 and 2020, the Company granted performance-based restricted stock unit awards to certain employees, including the Chair of the Board and Co-Chief Executive Officer, the Vice Chair of the Board and Co-Chief

Executive Officer and other senior executives. The performance-based restricted stock unit awards are subject to vesting based on a market-based condition and a service-based condition. At the end of the three-year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200 percent, depending on the extent the performance condition is achieved.
Stock option activity, excluding the ESPP, for fiscal 2022 was as follows:

		Options Outstanding
	Shares Available for Grant (in millions)	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2021	82	23	$120.61
Increase in shares authorized:
2013 Equity Incentive Plan	10
Assumed equity plans	7
Options granted under all plans	(8)	8	201.38
Restricted stock activity	(26)
Performance-based restricted stock units activity	(2)
Exercised		(7)	89.26
Plan shares expired or canceled	3	(3)	163.48
Balance as of January 31, 2022	66	21	$156.34	$3,078
Vested or expected to vest		20	$153.87	$2,934
Exercisable as of January 31, 2022		9	$115.76	$1,709
The total intrinsic value of the options exercised during fiscal 2022, 2021, and 2020, was $1.2 billion, $1.2 billion, and $0.8 billion, respectively. The intrinsic value of options exercised during each year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately five years.
As of January 31, 2022, options to purchase 9 million shares were vested at a weighted-average exercise price of $115.76 per share and had a weighted-average remaining contractual life of approximately 3 years. The total intrinsic value of these vested options based on the market value of the stock as of January 31, 2022 was approximately $1.7 billion.
The following table summarizes information about stock options outstanding as of January 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.71 to $80.99	4	3.1	$55.98	3	$57.00
$81.88 to $148.24	3	3.7	125.80	3	121.33
$154.14	4	5.1	154.14	2	154.14
$155.20 to $207.53	3	4.2	164.12	1	162.61
$215.17 to $296.84	7	6.2	223.61	0	0.00
	21	4.7	156.34	9	$115.76

Restricted stock activity for fiscal 2022 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2021	25	$155.50
Granted - restricted stock units and awards	18	233.58
Granted - performance-based stock units	1	197.70
Canceled	(4)	180.40
Vested and converted to shares	(13)	160.45
Balance as of January 31, 2022	27	$202.85	$6,350
Expected to vest	24		$5,618
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over four years. The total fair value of shares vested during fiscal 2022 and 2021 was $3.2 billion and $2.5 billion, respectively.
The aggregate expected stock-based expense remaining to be recognized as of January 31, 2022 was as follows (in millions):

Fiscal Period:
Fiscal 2023	$2,670
Fiscal 2024	1,661
Fiscal 2025	1,010
Fiscal 2026	239
Total stock-based expense	$5,580
The aggregate expected stock-based expense remaining to be recognized reflects only outstanding stock awards as of January 31, 2022 and assumes no forfeiture activity. The aggregate expected stock-based expense remaining will be recognized over a weighted-average period of approximately two years.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2022 (in millions):

Options outstanding	21
Restricted stock awards and units and performance-based stock units outstanding	27
Stock available for future grant or issuance:
2013 Equity Incentive Plan	66
2014 Inducement Plan	1
Amended and Restated 2004 Employee Stock Purchase Plan	4
119
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of January 31, 2022 and 2021, no shares of preferred stock were outstanding.

11. Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2022	2021	2020
Domestic	$1,338	$2,683	$686
Foreign	194	(122)	20
	$1,532	$2,561	$706
The provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2022	2021	2020
Current:
Federal	$6	$(12)	$8
State	(16)	53	33
Foreign	352	238	512
Total	342	279	553
Deferred:
Federal	(181)	228	(41)
State	(57)	66	8
Foreign	(16)	(2,084)	60
Total	(254)	(1,790)	27
Provision for (benefit from) income taxes	$88	$(1,511)	$580
In fiscal 2022, the Company recorded a tax provision of $88 million primarily due to taxes from profitable jurisdictions outside of the United States, which was offset by a net U.S tax benefit primarily due to excess tax benefits from stock-based compensation. In fiscal 2021, the Company changed its international corporate structure, which included the transfer of certain intangible property to Ireland resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. The deferred tax assets were recognized as a result of the book and tax basis difference on the intangible property transferred to an Irish subsidiary and were based on the intangible property’s current fair value. The determination of the estimated fair value of the intangible property is complex and subject to judgement due to the use of subjective assumptions in the valuation models used by management. The tax amortization related to the intellectual property transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the currently enacted Irish tax rate. The Company believes that it is more likely than not that the deferred tax assets will be realized in Ireland. In fiscal 2020, the Company recorded a tax provision primarily driven by incremental tax costs associated with the integration of acquired operations and assets and profitable jurisdictions outside of the United States.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Fiscal Year Ended January 31,
	2022	2021	2020
U.S. federal taxes at statutory rate	$322	$538	$148
State, net of the federal benefit	(29)	90	40
Effects of non-U.S. operations (1)	199	(1,817)	540
Tax credits	(263)	(125)	(195)
Non-deductible expenses	83	45	119
Excess tax benefits related to share-based compensation	(323)	(289)	(166)
Effect of U.S. tax law change	0	23	6
Change in valuation allowance	101	15	85
Other, net	(2)	9	3
Provision for (benefit from) income taxes	$88	$(1,511)	$580
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
Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2022	2021
Deferred tax assets:
Losses and deductions carryforward	$682	$202
Deferred stock-based expense	244	179
Tax credits	1,469	990
Accrued liabilities	300	269
Intangible assets	2,009	2,011
Lease liabilities	862	948
Unearned revenue	116	71
Other	32	17
Total deferred tax assets	5,714	4,687
Less valuation allowance	(463)	(305)
Deferred tax assets, net of valuation allowance	5,251	4,382
Deferred tax liabilities:
Capitalized costs to obtain revenue contracts	(817)	(581)
Purchased intangible assets	(1,902)	(833)
Depreciation and amortization	(178)	(121)
Basis difference on strategic and other investments	(337)	(400)
Lease right-of-use assets	(735)	(863)
Total deferred tax liabilities	(3,969)	(2,798)
Net deferred tax assets (liabilities)	$1,282	$1,584
At January 31, 2022, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $3.1 billion, which expire in fiscal 2023 through 2038 with the exception of post-2017 losses that do not expire, federal research and development tax credits of approximately $1.1 billion, which expire in fiscal 2025 through fiscal 2041, foreign tax credits of approximately $269 million, which expire in fiscal 2023 through fiscal 2032. For California income tax purposes, the Company had net operating loss carryforwards of approximately $1.4 billion which expire beginning in fiscal 2029 through fiscal 2042, California research and development tax credits of approximately $653 million, which do not expire. For other states' income tax purposes, the Company had net operating loss carryforwards of approximately $1.5 billion, which expire beginning in fiscal 2023 through fiscal 2042 and tax credits of approximately $103 million, which expire beginning in fiscal 2023 through fiscal 2037. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had a valuation allowance of $463 million and $305 million as of January 31, 2022 and January 31, 2021 respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The increase in the valuation allowance during fiscal 2022 was primarily due to state tax credits and certain U.S foreign tax credits that are not expected to be realized. At the end of January 31, 2022, the valuation allowance was primarily related to U.S. states’ net operating loss and tax credits, and certain U.S foreign tax credits. The Company will continue to evaluate the need for valuation allowances for its deferred tax assets.
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
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2022, 2021 and 2020 is as follows (in millions):

	Fiscal Year Ended January 31,
	2022	2021	2020
Beginning of period	$1,479	$1,433	$852
Tax positions taken in prior period:
Gross increases	25	77	12
Gross decreases	(27)	(40)	(37)
Tax positions taken in current period:
Gross increases	358	107	640
Settlements	0	(87)	(27)
Lapse of statute of limitations	(7)	(19)	(4)
Currency translation effect	(6)	8	(3)
End of period	$1,822	$1,479	$1,433
In fiscal 2022 and 2021, the Company reported a net increase of approximately $343 million and $46 million respectively in its unrecognized tax benefits. The increase in unrecognized tax benefits during fiscal 2022 was primarily for acquisition related liabilities. In fiscal 2020, the Company reported an increase of approximately $581 million in its unrecognized tax benefits primarily for the incremental tax costs associated with the integration of certain acquired operations and assets. For fiscal 2022, 2021 and 2020, total unrecognized tax benefits in an amount of $1.3 billion, $1.3 billion and $1.2 billion, respectively, if recognized, would have reduced income tax expense and the Company’s effective tax rate.
The Company has recognized interest and penalties related to unrecognized tax benefits in the income tax provision of $21 million, $25 million and $2 million in fiscal 2022, 2021 and 2020, respectively. Interest and penalties accrued as of January 31, 2022, 2021 and 2020 were $58 million, $37 million and $12 million, respectively.
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
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal, Japan, Australia, Germany, France, United Kingdom, Ireland and Israel to be major tax jurisdictions. The Company’s U.S. federal tax returns since fiscal 2008 remain open to examination. With some exceptions, tax years prior to fiscal 2017 in jurisdictions outside of U.S. are generally closed.

The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $15 million may occur in the next 12 months, as the applicable statutes of limitations lapse.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

4	Fiscal Year Ended January 31,
	2022	2021	2020
Numerator:
Net income	$1,444	$4,072	$126
Denominator:
Weighted-average shares outstanding for basic earnings per share	955	908	829
Effect of dilutive securities:
Employee stock awards	19	22	21
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	974	930	850
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Fiscal Year Ended January 31,
	2022	2021	2020
Employee stock awards	4	6	7
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
Tableau Litigation
In August 2018, Tableau was named as a nominal defendant in a purported shareholder derivative action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Tableau, against certain of its now former directors and officers. The derivative action arises out of many of the factual allegations at issue in the Scheufele Action, and generally alleges that the individual defendants breached fiduciary duties owed to Tableau. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. In April 2020, the same purported stockholder who filed the 2018 derivative action, who had previously been a shareholder of Tableau and acquired shares of Salesforce as a result of the acquisition of Tableau by Salesforce in August 2019, filed a “double derivative” action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Salesforce and Tableau, against certain of Tableau’s now former directors and officers. The double derivative complaint adds Salesforce as an additional nominal defendant, but otherwise names the same individual defendants, generally alleges the same purported wrongdoing, and seeks the same relief as the 2018 derivative action. On April 24, 2020, the Court consolidated the 2018 and 2020 derivative actions. On June 5, 2020, the parties stipulated, and on June 12, 2020, the Court entered an order, vacating the defendants’ deadline to respond to the April 2020 complaint and requiring the plaintiff to file an amended complaint on or before August 11, 2020. On August 11, 2020, the plaintiff filed his amended complaint. The Company filed a motion to dismiss the amended complaint on September 25, 2020. On February 10, 2021, the Court dismissed plaintiff’s amended complaint with leave to amend. Plaintiff’s deadline to file a second amended complaint passed on March 12, 2021, without any amended filings by plaintiff. On March 22, 2021, the Court entered an order dismissing the case with prejudice. On March 25, 2021, plaintiff filed a motion for reconsideration asking the Court to clarify that the dismissal with prejudice applied only to the demand futility allegation in the amended complaint and to dismiss the underlying double-derivative claims without prejudice. On February 28, 2022, the Court issued an order denying the plaintiff’s motion for reconsideration.
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco (the “San Francisco Action”) before refiling in the County of San Mateo. The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. The Company filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which remains pending. The state court actions were consolidated in November 2019, and the consolidated action is captioned in re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which is scheduled to be heard in April 2022. The plaintiff in the San Francisco Action has sought dismissal of that action after joining the State Court Action. The dismissal is pending. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of Slack’s officers and certain of Slack’s current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. The complaint alleges breaches of fiduciary duty in connection with Slack’s Registration Statement, and seeks the award of unspecified damages to Slack, and certain reforms to Slack’s governance policies. Slack moved to dismiss the case in September 2020. At approximately the same time, the plaintiff in a lawsuit filed pursuant to Delaware General Corporation Law Section 220 (a lawsuit which subsequently was voluntarily dismissed in December 2021) sought to intervene and stay the case. On that basis, the plaintiffs in the purported derivative lawsuit elected not to file an opposition to the motion to dismiss. In December 2020, the parties stipulated to stay the case in light of the proposed mergers, which the court granted. The court also denied all pending motions in the case without prejudice, noting that the parties may renew the motions upon a lift of the stay. In August 2021, defendants proposed that plaintiffs dismiss the derivative lawsuit in light of the closing of the mergers, but the plaintiffs have not responded.
14. Related-Party Transactions
Salesforce Foundation

In January 1999, the Salesforce Foundation (the “Foundation”) was chartered on an idea of leveraging the Company’s people, technology and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. The Company’s Chair is the chair of the Foundation and holds one of the three Foundation board seats. The Company does not control the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities within its financial results. Since the Foundation’s inception, the Company has provided at no charge certain resources to the Foundation including general administrative support and has agreed to use its best efforts to make charitable cash commitments through the third quarter of fiscal 2030. The value of these resources and charitable cash contributions to the Foundation has not been, and is not expected to be, material.
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
15. Subsequent Event
In February 2022, the Company entered into an agreement to acquire Traction Sales and Marketing Inc. (“Traction on Demand”), a professional services firm that provides innovative and critical solutions to clients using the Company's service offerings and other advanced cloud technologies. Under the terms of the agreement, the Company will acquire Traction on Demand for an amount expected to be approximately $340 million in cash, net of the value of shares currently owned by the Company, subject to customary purchase price adjustments. The agreement also provides for the Company’s assumption of outstanding equity awards held by Traction on Demand employees. The acquisition is expected to close in the first quarter of fiscal 2023, subject to customary closing conditions, including the receipt of antitrust approval in Canada under the Competition Act.

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
Based on management’s evaluation, our principal executive officers and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our co-chief executive officers and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As a result of COVID-19, and as described above, we took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Slack and Acumen, which we acquired in July 2021 and February 2021 respectively, as discussed in Note 7 "Business Combinations," to the consolidated financial statements. We have included the financial results of these acquired companies in the consolidated financial statements from the date of acquisition. Total revenues and total operating expenses subject to Slack’s and Acumen’s internal control over financial reporting represented approximately three percent and two percent of our consolidated total revenues and total operating expenses, respectively, for the fiscal year ended January 31, 2022. Total assets and net assets subject to Slack’s and Acumen’s internal control over financial reporting represented approximately one percent and less than one percent of our consolidated total assets and net assets, excluding acquisition method fair value adjustments, respectively, as of January 31, 2022.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2022. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(d) Inherent Limitations on Effectiveness of Controls
Our management, including our co-chief executive officers and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B.     OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our co-chief executive officers, Marc Benioff and Bret Taylor, principal financial officer, Amy Weaver, principal accounting officer, Sundeep Reddy, and all other executive officers. The Code of Conduct is available on our website at http://investor.salesforce.com/about-us/investor/corporate-governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., Salesforce Tower, 415 Mission St, 3rd Fl, San Francisco, California 94105 or by calling (415) 901-7000.
We plan to post on our website at the address described above future amendments and waivers of our Code of Conduct as required under applicable NYSE and SEC rules.

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

ITEM 16.     10-K SUMMARY

Omitted at registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of December 1, 2020, by and among salesforce.com, inc., Skyline Strategies I Inc., Skyline Strategies II LLC and Slack Technologies, Inc.		8-K	001-32224	2.1	12/1/2020
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	3/12/2021
4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	4/20/2004
4.2	Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.3	First Supplemental Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee (including Forms of 2023 and 2028 Notes)		8-K	001-32224	4.2	4/11/2018
4.4	Second Supplemental Indenture, dated July 12, 2021, between salesforce.com, inc. and U.S. Bank National Association, as trustee (including Forms of the 2024, 2031, 2041, 2051, 2061 and Sustainability Notes)		8-K	001-32224	4.2	7/12/2021
4.5	Indenture, dated April 9, 2020, between Slack Technologies, Inc. and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	7/21/2021
4.6	First Supplemental Indenture, dated as of February 10, 2021, between Slack Technologies, Inc. and U.S. Bank National Association, as trustee		8-K	001-32224	4.2	7/21/2021
4.7	Second Supplemental Indenture, dated July 21, 2021, among Slack Technologies, Inc., salesforce.com, inc., Skyline Strategies II LLC and U.S. Bank National Association, as trustee		8-K	001-32224	4.3	7/21/2021

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
4.8	Description of Common Stock		10-K	001-32224	4.6	3/17/2021
10.1*	salesforce.com, inc. Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/14/2021
10.2*	salesforce.com, inc. Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333- 20958349	4.4	6/12/2020
10.3*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.4*	MetaMind, Inc. 2014 Stock Incentive Plan		S-8	333-211510	4.1	5/20/2016
10.5*	2014 Inducement Equity Incentive Plan, as amended		S-8	333-213685	4.3	6/7/2019
10.6*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.7*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.8*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan	X
10.9*	Gratitude Bonus Plan, as amended and restated August 21, 2019, effective August 21, 2019		10-Q	001-32224	10.4	8/23/2019
10.10*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.11*	Form of Change of Control and Retention Agreement as entered into on or prior to 2014 with Parker Harris, Mark Hawkins and Joe Allanson		10-K	001-32224	10.14	3/9/2009
10.12*	Form of Change of Control and Retention Agreement entered into with non-CEO Executive Officers after 2014		10-K	001-32224	10.16	3/5/2020
10.13*	Founder Restricted Stock Agreement		10-K	001-32224	10.18	3/5/2020
10.14*	Aircraft Time Sharing Agreement, dated March 17, 2020, between salesforce.com, inc. and Marc Benioff		10-K	001-32224	10.17	3/17/2021
10.15*	Non-Employee Director Compensation Program and related form of Director RSU Agreement	X
10.16*	Offer Letter, dated May 12, 2020, between Salesforce UK Ltd. and Gavin Patterson	X
10.17	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.18	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.19	Credit Agreement, dated as of December 23, 2020, by and among the Company, the lenders and other parties party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender.		8-K	001-32224	10.1	12/23/2020

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.20	Credit Agreement, dated as of December 23, 2020, by and among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.2	12/23/2020
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Co-Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Co-Chief Executive Officer, Bret Taylor, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 11, 2022
salesforce.com, inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: March 11, 2022
salesforce.com, inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Bret Taylor, Amy Weaver, Sundeep Reddy and Todd Machtmes, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Benioff	Chair of the Board and Co-Chief Executive Officer (Principal Executive Officer)	March 11, 2022
Marc Benioff

/s/ Bret Taylor	Vice Chair of the Board and Co-Chief Executive Officer (Principal Executive Officer)	March 11, 2022
Bret Taylor

/s/ Amy Weaver	President and Chief Financial Officer (Principal Financial Officer)	March 11, 2022
Amy Weaver

/s/ Sundeep Reddy	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2022
Sundeep Reddy

/s/ Laura Alber	Director	March 11, 2022
Laura Alber

/s/ Craig Conway	Director	March 11, 2022
Craig Conway

/s/ Parker Harris	Director, Co-Founder	March 11, 2022
Parker Harris

/s/ Alan Hassenfeld	Director	March 11, 2022
Alan Hassenfeld

/s/ Neelie Kroes	Director	March 11, 2022
Neelie Kroes

/s/ Oscar Munoz	Director	March 11, 2022
Oscar Munoz

/s/ Sanford R. Robertson	Director	March 11, 2022
Sanford R. Robertson

/s/ John V. Roos	Director	March 11, 2022
John V. Roos

/s/ Robin L. Washington	Director	March 11, 2022
Robin L. Washington

/s/ Maynard Webb	Director	March 11, 2022
Maynard Webb

/s/ Susan Wojcicki	Director	March 11, 2022
Susan Wojcicki