Form 10-Q
period 2022-04-30
Salesforce, Inc.
filed 2022-06-01
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-32224

Salesforce, Inc.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 31, 2022, there were approximately 995 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	April 30, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,859	$5,464
Marketable securities	6,644	5,073
Accounts receivable, net	3,952	9,739
Costs capitalized to obtain revenue contracts, net	1,478	1,454
Prepaid expenses and other current assets	1,478	1,120
Total current assets	20,411	22,850
Property and equipment, net	2,868	2,815
Operating lease right-of-use assets, net	2,913	2,880
Noncurrent costs capitalized to obtain revenue contracts, net	2,323	2,342
Strategic investments	4,936	4,784
Goodwill	48,319	47,937
Intangible assets acquired through business combinations, net	8,559	8,978
Deferred tax assets and other assets, net	2,693	2,623
Total assets	$93,022	$95,209
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$4,603	$5,470
Operating lease liabilities, current	658	686
Unearned revenue	13,636	15,628
Debt, current	1,002	4
Total current liabilities	19,899	21,788
Noncurrent debt	9,595	10,592
Noncurrent operating lease liabilities	2,730	2,703
Other noncurrent liabilities	1,922	1,995
Total liabilities	34,146	37,078
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	51,780	50,919
Accumulated other comprehensive loss	(310)	(166)
Retained earnings	7,405	7,377
Total stockholders’ equity	58,876	58,131
Total liabilities and stockholders’ equity	$93,022	$95,209

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

1	Three Months Ended April 30,
	2022	2021
Revenues:
Subscription and support	$6,856	$5,536
Professional services and other	555	427
Total revenues	7,411	5,963
Cost of revenues (1)(2):
Subscription and support	1,440	1,122
Professional services and other	605	433
Total cost of revenues	2,045	1,555
Gross profit	5,366	4,408
Operating expenses (1)(2):
Research and development	1,318	951
Marketing and sales	3,372	2,544
General and administrative	656	559
Total operating expenses	5,346	4,054
Income from operations	20	354
Gains on strategic investments, net	7	288
Other expense	(56)	(38)
Income (loss) before benefit from (provision for) income taxes	(29)	604
Benefit from (provision for) income taxes	57	(135)
Net income	$28	$469
Basic net income per share	$0.03	$0.51
Diluted net income per share	$0.03	$0.50
Shares used in computing basic net income per share	991	921
Shares used in computing diluted net income per share	1,001	940
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2022	2021
Cost of revenues	$275	$168
Marketing and sales	237	120
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended April 30,
	2022	2021
Cost of revenues	$112	$82
Research and development	279	173
Marketing and sales	291	238
General and administrative	94	71

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2022	2021
Net income	$28	$469
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation and other losses	(69)	(16)
Unrealized losses on marketable securities and privately held debt securities	(96)	(13)
Other comprehensive loss, before tax	(165)	(29)
Tax effect	21	3
Other comprehensive loss, net	(144)	(26)
Comprehensive income (loss)	$(116)	$443

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three months ended April 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2022	989	$1	$50,919	$(166)	$7,377	$58,131
Common stock issued	5	0	85	0	0	85
Stock-based compensation expense	0	0	776	0	0	776
Other comprehensive loss, net of tax	0	0	0	(144)	0	(144)
Net income	0	0	0	0	28	28
Balance at April 30, 2022	994	$1	$51,780	$(310)	$7,405	$58,876

	Three months ended April 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2021	919	$1	$35,601	$(42)	$5,933	$41,493
Common stock issued	6	0	67	0	0	67
Stock-based compensation expense	0	0	564	0	0	564
Other comprehensive loss, net of tax	0	0	0	(26)	0	(26)
Net income	0	0	0	0	469	469
Balance at April 30, 2021	925	$1	$36,232	$(68)	$6,402	$42,567

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2022	2021
Operating activities:
Net income	$28	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	906	685
Amortization of costs capitalized to obtain revenue contracts, net	394	314
Stock-based compensation expense	776	564
Gains on strategic investments, net	(7)	(288)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	5,805	4,616
Costs capitalized to obtain revenue contracts, net	(399)	(355)
Prepaid expenses and other current assets and other assets	(409)	(17)
Accounts payable and accrued expenses and other liabilities	(1,222)	(1,093)
Operating lease liabilities	(202)	(216)
Unearned revenue	(1,994)	(1,451)
Net cash provided by operating activities	3,676	3,228
Investing activities:
Business combinations, net of cash acquired	(414)	(425)
Purchases of strategic investments	(223)	(277)
Sales of strategic investments	45	556
Purchases of marketable securities	(2,572)	(1,809)
Sales of marketable securities	441	581
Maturities of marketable securities	445	498
Capital expenditures	(179)	(171)
Net cash used in investing activities	(2,457)	(1,047)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	0	(10)
Proceeds from employee stock plans	274	225
Principal payments on financing obligations	(72)	(49)
Repayments of debt	(1)	(1)
Net cash provided by financing activities	201	165
Effect of exchange rate changes	(25)	3
Net increase in cash and cash equivalents	1,395	2,349
Cash and cash equivalents, beginning of period	5,464	6,195
Cash and cash equivalents, end of period	$6,859	$8,544

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$46	$46
Income taxes, net of tax refunds	$181	$49
Non-cash investing and financing activities:
Fair value of equity awards assumed	$7	$0

See accompanying Notes.

Salesforce, Inc.
Notes to Condensed Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management ("CRM") technology that brings companies and customers together. With the Customer 360 platform, the Company delivers a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since its founding in 1999, Salesforce has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence (“AI”), enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era. In March 2022, we changed our corporate name from salesforce.com, inc. to Salesforce, Inc.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2022 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three months ended April 30, 2022 and 2021, respectively are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2022, and its results of operations, including its comprehensive income (loss), stockholders' equity and its cash flows for the three months ended April 30, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022.
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
No single customer accounted for more than five percent of accounts receivable at April 30, 2022 and January 31, 2022. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and January 31, 2022, assets located outside the Americas were 12 percent and 13 percent of total assets, respectively. As of April 30, 2022 and January 31, 2022, assets located in the United States were 85 percent and 86 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of April 30, 2022, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 20 percent of the portfolio in aggregate. As of January 31, 2022, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investment portfolio and represented 21 percent of the portfolio in aggregate.
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
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three months ended April 30, 2022 and 2021.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated primarily with intercompany receivables and payables. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real, and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of April 30, 2022 and January 31, 2022 was $6.5 billion and $6.1 billion, respectively.
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
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on grant date at fair value using the Black-Scholes option pricing model for stock options and the grant date closing stock price for restricted stock awards. The Company recognizes stock-based compensation expense related to stock options and restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. The estimated forfeiture rate applied is based on historical forfeiture rates.
Stock-based compensation expense related to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) is measured based on grant date at fair value using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense related to shares issued pursuant to the 2004 Employee Stock Purchase Plan on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount from the lower of the Company’s stock price on (i) the first day of the offering period or on (ii) the last day of the purchase period and also allows employees to reduce their percentage election once during a six-month purchase period (December 15 and June 15 of each fiscal year), but not increase that election until the next one-year offering period. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
Stock-based compensation expense related to performance share grants, which are awarded to executive officers and other members of senior management and vest, if at all, based on the Company’s performance over a three-year period relative to the Nasdaq 100. Performance share grants are measured based on grant date at fair value using a Monte Carlo simulation model and expensed on a straight-line basis, net of estimated forfeitures, over the service period of the awards, which is generally the vesting term of three years.
The Company, at times, grants unvested restricted shares to employee stockholders of certain acquired companies in lieu of cash consideration. These awards are generally subject to continued post-acquisition employment. Therefore, the Company accounts for them as post-acquisition stock-based compensation expense. The Company recognizes stock-based compensation expense equal to the grant date fair value of the restricted stock awards, based on the closing stock price on grant date, on a straight-line basis over the requisite service period of the awards, which is generally four years.
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
New Accounting Pronouncement Adopted in Fiscal 2023
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. Previously, the Company recognized contract assets and contract liabilities at the acquisition date based on fair value estimates, which had resulted in a reduction to unearned revenue on the balance sheet, and therefore, a reduction to revenues that would have otherwise been recorded as an independent entity. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company adopted ASU 2021-08 in the first quarter of fiscal 2023 and the impact of the adoption was not material.
Reclassifications
Certain reclassifications to fiscal 2022 amounts were made to conform to the current period presentation in the
Disaggregation of Revenue disclosure included in Note 2 “Revenues.” Disaggregation of revenues now includes Data, a new revenue disaggregation beginning in the third quarter of fiscal 2022. Prior period revenues attributed to Analytics, which includes Tableau, and Integrations, which includes MuleSoft, were reclassified from Platform and Other to Data. This reclassification did not affect total revenues.
Additionally, a reclassification to the fiscal 2022 consolidated balance sheet was made to conform to the current period presentation of current debt. This reclassification did not impact the Company's key metrics including Total Assets, Total Revenues, Income From Operations, Net Income or Operating Cash Flows.

2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2022	2021
Sales	$1,632	$1,388
Service	1,761	1,506
Platform and Other	1,419	913
Marketing and Commerce	1,089	895
Data	955	834
	$6,856	$5,536

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2022	2021
Americas	$4,971	$4,094
Europe	1,738	1,302
Asia Pacific	702	567
	$7,411	$5,963
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent and 95 percent during the three months ended April 30, 2022 and 2021, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2022 and 2021, respectively.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $676 million as of April 30, 2022 as compared to $587 million as of January 31, 2022, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended April 30,
	2022	2021
Unearned revenue, beginning of period	$15,628	$12,607
Billings and other (1)	5,328	4,438
Contribution from contract asset	89	74
Revenue recognized over time	(7,056)	(5,611)
Revenue recognized at a point in time	(355)	(352)
Unearned revenue from business combinations	2	2
Unearned revenue, end of period	$13,636	$11,158
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2022	$21.5	$20.5	$42.0
As of January 31, 2022	$22.0	$21.7	$43.7

3. Investments
Marketable Securities
At April 30, 2022, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,796	$1	$(92)	$3,705
U.S. treasury securities	338	0	(9)	329
Mortgage-backed obligations	307	0	(11)	296
Asset-backed securities	1,401	0	(19)	1,382
Municipal securities	313	0	(7)	306
Commercial paper	283	0	0	283
Covered bonds	307	0	(8)	299
Other	45	0	(1)	44
Total marketable securities	$6,790	$1	$(147)	$6,644
At January 31, 2022, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,153	$2	$(34)	$3,121
U.S. treasury securities	205	0	(3)	202
Mortgage-backed obligations	229	0	(4)	225
Asset-backed securities	1,056	0	(5)	1,051
Municipal securities	225	0	(2)	223
Commercial paper	27	0	0	27
Covered bonds	212	0	(2)	210
Other	14	0	0	14
Total marketable securities	$5,121	$2	$(50)	$5,073
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	April 30, 2022	January 31, 2022
Due within 1 year	$3,008	$2,161
Due in 1 year through 5 years	3,635	2,899
Due in 5 years through 10 years	1	13
	$6,644	$5,073
Strategic Investments
Strategic investments by form and measurement category as of April 30, 2022 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$246	$4,482	$122	$4,850
Debt securities and other investments	0	0	86	86
Balance as of April 30, 2022	$246	$4,482	$208	$4,936

Strategic investments by form and measurement category as of January 31, 2022 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$4,204	$122	$4,696
Debt securities and other investments	0	0	88	88
Balance as of January 31, 2022	$370	$4,204	$210	$4,784

The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $446 million and $467 million, as of April 30, 2022 and January 31, 2022, respectively.
Gains on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

1	Three Months Ended April 30,
	2022	2021
Unrealized losses recognized on publicly traded equity securities, net	$(74)	$(206)
Unrealized gains recognized on privately held equity securities, net	57	498
Impairments on privately held equity and debt securities	(11)	(14)
Unrealized gains (losses), net	(28)	278
Realized gains on sales of securities, net	35	10
Gains on strategic investments, net	$7	$288

Unrealized gains recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $78 million and $498 million and impairments of $10 million and $12 million for the three months ended April 30, 2022 and 2021, respectively.
Realized gains on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
The Company calculates cumulative realized gains on sales of securities, net, as the difference between the sale proceeds and the initial purchase price for securities sold during the period. Cumulative realized gains on sales of securities, net, for the three months ended April 30, 2022 and 2021, were $46 million and $429 million, respectively.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of April 30, 2022 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,318	$0	$1,318
Money market mutual funds	990	0	0	990
Cash equivalent securities	0	433	0	433
Marketable securities:
Corporate notes and obligations	0	3,705	0	3,705
U.S. treasury securities	0	329	0	329
Mortgage-backed obligations	0	296	0	296
Asset-backed securities	0	1,382	0	1,382
Municipal securities	0	306	0	306
Commercial paper	0	283	0	283
Covered bonds	0	299	0	299
Other	0	44	0	44
Strategic investments:
Equity securities	246	0	0	246
Total assets	$1,236	$8,395	$0	$9,631
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $4.1 billion of cash, as of April 30, 2022.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.7 billion and $4.4 billion as of April 30, 2022 and January 31, 2022, respectively.
5. Leases and Other Commitments and Other Balance Sheet Accounts
Leases
The Company has operating leases for corporate offices, data centers and equipment under non-cancelable operating leases with various expiration dates.
Total operating lease costs were $233 million and $266 million for the three months ended April 30, 2022 and 2021, respectively.
As of April 30, 2022, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining nine months of fiscal 2023	$541	$96
Fiscal 2024	578	130
Fiscal 2025	500	120
Fiscal 2026	431	55
Fiscal 2027	383	1
Thereafter	1,216	0
Total minimum lease payments	3,649	402
Less: Imputed interest	(261)	(12)
Total	$3,388	$390
As of April 30, 2022, the Company has additional operating leases that have not yet commenced totaling $907 million and therefore not reflected on the condensed consolidated balance sheets and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2023 and fiscal year 2025 with lease terms of 3 to 18 years.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of April 30, 2022 included approximately $1.6 billion of accrued compensation as compared to $2.4 billion as of January 31, 2022.

6. Business Combinations
In April 2022, the Company acquired all outstanding stock of Traction Sales and Marketing Inc. ("Traction on Demand”), a professional services firm that provides innovative and critical solutions to clients using the Company’s service offerings and other advanced cloud technologies. The acquisition date fair value of the consideration transferred for Traction on Demand was approximately $340 million, which consisted primarily of $302 million in cash. The Company recorded approximately $62 million for customer relationships with estimated useful lives of five years. The Company recorded approximately $293 million of goodwill which is primarily attributed to the assembled workforce. For the goodwill balance, there is some basis for foreign income tax purposes but no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of Traction on Demand in its condensed consolidated financial statements from the date of acquisition, which were not material. The transaction costs associated with the acquisition were not material.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2022	Additions and retirements, net	April 30, 2022	January 31, 2022	Expense and retirements, net	April 30, 2022	January 31, 2022	April 30, 2022	April 30, 2022
Acquired developed technology	$5,633	$31	$5,664	$(2,263)	$(275)	$(2,538)	$3,370	$3,126	3.5
Customer relationships	6,995	62	7,057	(1,662)	(224)	(1,886)	5,333	5,171	6.4
Other (1)	345	0	345	(70)	(13)	(83)	275	262	5.2
Total	$12,973	$93	$13,066	$(3,995)	$(512)	$(4,507)	$8,978	$8,559	5.3
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2022 and 2021 was $512 million and $288 million, respectively.
The expected future amortization expense for intangible assets as of April 30, 2022 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2023	$1,439
Fiscal 2024	1,867
Fiscal 2025	1,595
Fiscal 2026	1,354
Fiscal 2027	990
Thereafter	1,314
Total amortization expense	$8,559
Customer Contract Assets Acquired Through Business Combinations
Customer contract assets resulting from business combinations reflect the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding assumed contract terms. Customer contract assets resulting from business combinations were $66 million and $79 million as of April 30, 2022 and January 31, 2022, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2022	$47,937
Traction on Demand	293
Other acquisitions and adjustments (1)	89
Balance as of April 30, 2022	$48,319
(1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.
8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of April 30, 2022	April 30, 2022	January 31, 2022
2023 Senior Notes	April 2018	April 2023	3.25%	$1,000	$998	$998
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	185	185	186
2024 Senior Notes	July 2021	July 2024	0.625%	1,000	997	997
2028 Senior Notes	April 2018	April 2028	3.70%	1,500	1,492	1,492
2028 Senior Sustainability Notes	July 2021	July 2028	1.50%	1,000	991	990
2031 Senior Notes	July 2021	July 2031	1.95%	1,500	1,488	1,488
2041 Senior Notes	July 2021	July 2041	2.70%	1,250	1,234	1,234
2051 Senior Notes	July 2021	July 2051	2.90%	2,000	1,977	1,976
2061 Senior Notes	July 2021	July 2061	3.05%	1,250	1,235	1,235
Total carrying value of debt				$10,685	10,597	10,596
Less current portion of debt					(1,002)	(4)
Total noncurrent debt					$9,595	$10,592
The Company was in compliance with all debt covenants as of April 30, 2022.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above as of April 30, 2022 and January 31, 2022 was $9.1 billion and $10.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of the first quarter of trading of fiscal 2023 and the last day of trading of fiscal 2022, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of April 30, 2022 were as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2023	$3
Fiscal 2024	1,182
Fiscal 2025	1,000
Fiscal 2026	0
Fiscal 2027	0
Thereafter	8,500
Total principal outstanding	$10,685
Revolving Credit Facility
In December 2020, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other institutional lenders (the “Revolving Loan Credit Agreement”) that provides for a $3.0 billion unsecured revolving credit facility (“Credit Facility”) and that matures in December 2025. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022, the Company amended the Revolving Loan Credit Agreement to reflect certain administrative changes.

There were no outstanding borrowings under the Credit Facility as of April 30, 2022. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statements of operations.
9. Stockholders’ Equity
Stock option activity for the three months ended April 30, 2022 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2022	21	$156.34
Options granted under all plans	6	215.84
Exercised	(1)	100.81
Balance as of April 30, 2022	26	$171.86	$679
Exercisable as of April 30, 2022	11	$132.37	$533
Restricted stock activity for the three months ended April 30, 2022 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2022	27	$202.85
Granted - restricted stock units and awards	13	215.15
Canceled	(1)	197.34
Vested and converted to shares	(5)	193.00
Balance as of April 30, 2022	34	$209.24	$6,185
Expected to vest	30		$5,231
The aggregate expected stock-based compensation expense remaining to be recognized as of April 30, 2022 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2023	$2,555
Fiscal 2024	2,433
Fiscal 2025	1,813
Fiscal 2026	1,047
Thereafter	111
Total stock-based compensation expense	$7,959
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of April 30, 2022 and assumes no forfeiture activity.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2022, the Company reported a tax benefit of $57 million on a pretax loss of $29 million, which resulted in an effective tax rate of 197 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to favorable discrete tax items, including excess tax benefits from stock-based compensation, and certain adjustments resulting from a transfer pricing agreement with a major tax jurisdiction.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States and Germany. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that an inconsequential decrease of its unrecognized tax benefits may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

1	Three Months Ended April 30,
	2022	2021
Numerator:
Net income	$28	$469
Denominator:
Weighted-average shares outstanding for basic earnings per share	991	921
Effect of dilutive securities:
Employee stock awards	10	19
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	1,001	940
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2022	2021
Employee stock awards	22	5
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco (the “San Francisco Action”) before refiling in the County of San Mateo. The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. The plaintiff in the San Francisco Action has sought dismissal of that action after joining the State Court Action. The dismissal is pending. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects and the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain security levels and service performance meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau Software, Inc. and Slack Technologies, Inc., and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, including our July 2021 acquisition of Slack Technologies, Inc., and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or work-from-home policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic and market conditions; the impact of geopolitical events; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies; and our ability to achieve our aspirations, goals and projections related to our environmental, social and governance initiatives. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
Highlights from the First Quarter of Fiscal 2023
•Revenue: For the three months ended April 30, 2022, revenue was $7.4 billion, an increase of 24 percent year-over-year.
•Earnings per Share: For the three months ended April 30, 2022, diluted earnings per share was $0.03 as compared to diluted earnings per share of $0.50 from a year ago.
•Cash: Cash provided by operations for the three months ended April 30, 2022 was $3.7 billion, an increase of 14 percent year-over-year. Total cash, cash equivalents and marketable securities as of April 30, 2022 was $13.5 billion.
•Remaining Performance Obligation: Total remaining performance obligation as of April 30, 2022 was approximately $42.0 billion, which includes approximately $1.2 billion of remaining performance obligation related to Slack, an increase of 20 percent year-over-year. Current remaining performance obligation as of April 30, 2022 was approximately $21.5 billion, an increase of 21 percent year-over-year.
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
We periodically make changes to our sales organization to position us for long-term growth. In the first half of fiscal 2022, these changes to our MuleSoft organization, within our Data offering, created greater short-term disruption than anticipated, resulting in go-to-market volatility for the Data offering and slower growth in new business in both the second half of fiscal 2022 and the first quarter of fiscal 2023. While we could experience some effects from these organizational changes in future periods, there was no material impact to our remaining performance obligation or our consolidated revenues for the three month period ended April 30, 2022, and we do not expect these changes to have a material adverse effect on our business or our ability to meet our consolidated long-term revenue targets. Slower growth in new business in any given period could negatively affect our remaining performance obligation, revenues or operating margins in future periods, particularly if experienced on a sustained basis.
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, inflation and geopolitical disruption, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations negatively impacted revenues by approximately two percent in the three months ended April 30, 2022. Fluctuations in the United States Dollar against international currencies negatively impacted our remaining performance obligation by approximately four percent as of April 30, 2022 compared to what we would have reported as of April 30, 2021 using constant currency rates. Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling, and Japanese Yen. Based on the current fluctuations in foreign currency markets, we expect lower revenue growth in the near-term compared to past results. If these conditions continue throughout the remainder of fiscal 2023, they could have a material adverse impact on our near-term results and our ability to accurately predict our future results and earnings. The impact of these fluctuations could also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.

Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three months ended April 30, 2022.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the three months ended April 30, 2022.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of April 30, 2022, our attrition rate, excluding MuleSoft, Tableau and Slack, was between 7.0 and 7.5 percent. While our attrition rate is difficult to predict, we expect it to remain consistent for the near term due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time.
We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues.

Attrition and Subscription and Support Revenue
20%
0%
Attrition
$7,000
$3,500
$0
Subscription and support revenue (in millions)
Q1 FY21
Q1 FY22
Q1 FY23
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

Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$45
$30
$15
$0
$ (in Billions)
Q1 FY21
Q2 FY21
Q3 FY21
Q4 FY21
Q1 FY22
Q2 FY22 (4)
Q3 FY22 (3)
Q4 FY22 (2)
Q1 FY23 (1)
Current RPO
Noncurrent RPO

(1) Includes approximately $1.2 billion of remaining performance obligation related to Slack.
(2) Includes approximately $1.2 billion of remaining performance obligation related to Slack.
(3) Includes approximately $0.9 billion of remaining performance obligation related to Slack.
(4) Includes approximately $0.8 billion of remaining performance obligation related to Slack.

Accounts Receivable
(as of period ended)
$10,000
$8,000
$6,000
$4,000
$2,000
Q1
Q2
Q3
Q4
Fiscal 2023
Fiscal 2022
Fiscal 2021

Unearned Revenue
(as of period ended)
$18,000
$15,000
$12,000
$9,000
$6,000
Q1
Q2
Q3
Q4
Fiscal 2023
Fiscal 2022
Fiscal 2021

Net Cash Provided by Operating Activities
(three months ended)
$4,000
$3,000
$2,000
$1,000
Q1
Q2
Q3
Q4
Fiscal 2023
Fiscal 2022
Fiscal 2021

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
Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based compensation expense, the cost of subcontractors, certain third-party fees and allocated overhead. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal periods. We believe that this investment in professional services facilitates the adoption of our service offerings, helps us to secure larger subscription revenue contracts and supports our customers’ success.
Research and Development
Research and development expenses consist primarily of salaries and related expenses, including stock-based compensation expense and allocated overhead.
Marketing and Sales
Marketing and sales expenses make up the majority of our operating expenses and consist primarily of salaries and related expenses, including stock-based compensation expense and commissions, for our sales and marketing staff, as well as payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We capitalize certain costs to obtain customer contracts, such as commissions, and amortize these costs on a straight-line basis. As such, the timing of expense recognition for these commissions is not consistent with the timing of the associated cash payment.
Our marketing and sales expenses include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s trade names, customer lists and customer relationships.
General and Administrative
General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation expense, for finance and accounting, legal, internal audit, human resources and management information systems personnel and professional services fees.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

1	Three Months Ended April 30,
	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Subscription and support	$6,856	93%	$5,536	93%
Professional services and other	555	7	427	7
Total revenues	7,411	100	5,963	100
Cost of revenues (1)(2):
Subscription and support	1,440	20	1,122	19
Professional services and other	605	8	433	7
Total cost of revenues	2,045	28	1,555	26
Gross profit	5,366	72	4,408	74
Operating expenses (1)(2):
Research and development	1,318	18	951	16
Marketing and sales	3,372	45	2,544	43
General and administrative	656	9	559	9
Total operating expenses	5,346	72	4,054	68
Income from operations	20	0	354	6
Gains on strategic investments, net	7	0	288	5
Other expense	(56)	0	(38)	(1)
Income (loss) before benefit from (provision for) income taxes	(29)	0	604	10
Benefit from (provision for) income taxes	57	0	(135)	(2)
Net income	$28	0%	$469	8%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2022	% of Total Revenues	2021	% of Total Revenues
Cost of revenues	$275	4%	$168	3%
Marketing and sales	237	3	120	2
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended April 30,
	2022	% of Total Revenues	2021	% of Total Revenues
Cost of revenues	$112	1%	$82	1%
Research and development	279	4	173	3
Marketing and sales	291	4	238	4
General and administrative	94	1	71	1

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	April 30, 2022	January 31, 2022
Cash, cash equivalents and marketable securities	$13,503	$10,537
Unearned revenue	13,636	15,628
Remaining performance obligation	42.0	43.7
Principal due on our outstanding debt obligations (1)	10,685	10,686

(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the three months ended April 30, 2022 compared to the same period in fiscal 2022 was impacted by our recent acquisitions, including the acquisition of Slack in July 2021, our largest acquisition to date. In our discussion of changes in our results of operations for the three months ended April 30, 2022 compared to the same period in fiscal 2022, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date for the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended April 30,		Variance
(in millions)	2022	2021	Dollars	Percent
Subscription and support	$6,856	$5,536	$1,320	24%
Professional services and other	555	427	128	30
Total revenues	$7,411	$5,963	$1,448	24
The increase in subscription and support revenues for the three months ended April 30, 2022 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately five percent and six percent of total subscription and support revenues for the three months ended April 30, 2022 and 2021, respectively. Subscription and support revenues accounted for approximately 93 percent of our total revenues for both the three months ended April 30, 2022 and 2021.
The acquisition of Slack in July 2021 contributed approximately $344 million to subscription and support revenues during the three months ended April 30, 2022. As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2022	As a % of Total Subscription and Support Revenues	2021	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$1,632	24%	$1,388	25%	18%
Service	1,761	25	1,506	27	17%
Platform and Other	1,419	21	913	17	55%
Marketing and Commerce	1,089	16	895	16	22%
Data	955	14	834	15	15%
Total	$6,856	100%	$5,536	100%
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

Data subscription and support revenues include revenues from term and perpetual software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Data to experience greater volatility in revenues period to period compared to our other service offerings. In addition, in fiscal 2022, we made changes to our MuleSoft go-to-market organization, within our Data offering, that adversely impacted the financial results of the Data offering in the second half of fiscal 2022 and the first quarter of fiscal 2023. While we expect these changes to have long-term benefits, they created greater short-term disruption than anticipated, including slower growth in new business than anticipated in both the second half of fiscal 2022 and the first quarter of fiscal 2023. As a result, we expect lower revenue growth in our Data offering in the near-term compared to past results. However, we do not expect these changes to have a material adverse effect on our business or our ability to meet our consolidated long-term revenue targets.
Revenues by Geography

	Three Months Ended April 30,
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Growth Rate
Americas	$4,971	67%	$4,094	69%	21%
Europe	1,738	23	1,302	21	33
Asia Pacific	702	10	567	10	24
Total	$7,411	100%	$5,963	100%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was primarily the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was primarily the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. During the three months ended April 30, 2022, revenues outside of the Americas were negatively impacted by foreign currency fluctuations by approximately six percent compared to the three months ended April 30, 2021.
Cost of Revenues

	Three Months Ended April 30,				Variance Dollars
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues
Subscription and support	$1,440	20%	$1,122	19%	$318
Professional services and other	605	8%	433	7%	172
Total cost of revenues	$2,045	28%	$1,555	26%	$490
For the three months ended April 30, 2022, the increase in cost of revenues was primarily due to an increase of $165 million in employee-related costs, an increase of $107 million in amortization of purchased intangibles from business combinations, an increase of $30 million in stock-based compensation expense, an increase of $84 million in service delivery costs primarily due to our efforts to increase data center capacity, and an increase in third party fees.
We have increased our headcount associated with our data centers, customer support and professional services by 42 percent since the three months ended April 30, 2021 to meet the higher demand for services from our customers, and our fiscal 2023 acquisition of Traction on Demand also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses is expected to affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Operating Expenses

	Three Months Ended April 30,				Variance Dollars
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues
Research and development	$1,318	18%	$951	16%	$367
Marketing and sales	3,372	45	2,544	43	828
General and administrative	656	9	559	9	97
Total operating expenses	$5,346	72%	$4,054	68%	$1,292

For the three months ended April 30, 2022, the increase in research and development expenses was primarily due to an increase of approximately $205 million in employee-related costs, an increase of $106 million in stock-based compensation expense, and increases in our development and test data center costs. Our research and development headcount increased by 28 percent since the three months ended April 30, 2021 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. Our acquisition of Slack also contributed to this increase in headcount. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For the three months ended April 30, 2022, the increase in marketing and sales expenses was primarily due to an increase of $481 million in employee-related costs and amortization of deferred commissions, an increase of $117 million in amortization of purchased intangibles from business combinations, and an increase of $53 million in stock-based compensation expense. Our marketing and sales headcount increased by 26 percent since the three months ended April 30, 2021, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Our acquisition of Slack also contributed to this increase in headcount. We expect that marketing and sales expenses will increase in absolute dollars and will increase as a percentage of revenues in future periods as we continue to hire additional sales personnel and invest in go-to-market efforts.
For the three months ended April 30, 2022, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 26 percent since the three months ended April 30, 2021 as we added personnel to support our growth. Our acquisition of Slack also contributed to this increase in headcount.
Other Income and Expenses

	Three Months Ended April 30,		Variance Dollars
(in millions)	2022	2021
Gains on strategic investments, net	$7	$288	$(281)
Other expense	(56)	(38)	(18)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Our strategic investment portfolio continues to be affected by high public equity market volatility. This resulted in an unrealized loss on our publicly held investments of $74 million for the three months ended April 30, 2022 which was partially offset by unrealized gains on privately held equity investments.
Other expense primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $74 million and $34 million for the three months ended April 30, 2022 and 2021, respectively. The increase in interest expense was primarily driven by our issuance of $8.0 billion of Senior Notes in July 2021.
Benefit From (Provision For) Income Taxes

	Three Months Ended April 30,		Variance Dollars
(in millions)	2022	2021
Benefit from (provision for) income taxes	$57	$(135)	$192
Effective tax rate	197%	22%
In the three months ended April 30, 2022, we recognized a tax benefit of $57 million on a pretax loss of $29 million. Our tax provision decreased from the same period a year ago primarily due to quarter-to-date pre-tax loss recorded for the three months ended April 30, 2022, favorable discrete items, including excess tax benefits from stock-based compensation, and certain adjustments resulting from a transfer pricing agreement with a major jurisdiction. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, for example, acquisitions, changes to our operating structure and COVID-19.
Additionally, the provision from the Tax Cuts and Jobs Act of 2017 that requires capitalization and amortization of research and development costs is effective starting fiscal 2023. If not deferred, modified or repealed, this provision is expected to materially increase future cash taxes.
Liquidity and Capital Resources
At April 30, 2022, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $13.5 billion and accounts receivable of $4.0 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities.

Our credit agreement (the “Revolving Loan Credit Agreement”), which as of April 30, 2022 provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted non-cancelable subscription agreements, which is not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt maintenance needs over the next 12 months.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For the three months ended April 30, 2022 and 2021, our cash flows were as follows (in millions):

1	Three Months Ended April 30,
	2022	2021
Net cash provided by operating activities	$3,676	$3,228
Net cash used in investing activities	(2,457)	(1,047)
Net cash provided by financing activities	201	165
Operating Activities
The net cash provided by operating activities during the three months ended April 30, 2022 was related to net income of $28 million, adjusted for non-cash items including $906 million of depreciation and amortization and $776 million related to stock-based compensation expense. Cash provided by operating activities during the three months ended April 30, 2022 was further benefited by the change in accounts receivable, net of $5.8 billion and partially offset by the change in unearned revenue, net of $2.0 billion. As our business continues to grow and our expenses remain in line with revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during the three months ended April 30, 2021 was primarily related to net income of $469 million, adjusted for non-cash items such as $685 million related to depreciation and amortization and $564 million of expenses related to stock-based compensation expense and $288 million related to gains on strategic investments, net. Cash provided by operating activities during the three months ended April 30, 2021 further benefited by the change in accounts receivable of $4.6 billion, partially offset by the change in unearned revenue, net of $1.5 billion.
Investing Activities
The net cash used in investing activities during the three months ended April 30, 2022 was primarily related to net outflows of $1.7 billion from marketable securities activity, cash consideration for acquisitions, including Traction on Demand, net of cash acquired, of approximately $414 million and net outflows of $178 million from strategic investment activity.
The net cash used in investing activities during the three months ended April 30, 2021 was primarily related to cash net outflows of $730 million from marketable securities and consideration for the acquisition of Acumen, net of cash acquired, of approximately $425 million.
Financing Activities
Net cash provided by financing activities during the three months ended April 30, 2022 consisted primarily of $274 million from proceeds from equity plans.
Net cash provided by financing activities during the three months ended April 30, 2021 consisted primarily of $225 million from proceeds from equity plans.
Debt
As of April 30, 2022, we had senior unsecured debt outstanding, with maturities starting in April 2023 through July 2061. The total carrying value of this debt was $10.4 billion, of which $1.0 billion is related to the 2023 Senior Notes due in the next 12 months. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in June 2023, with a total carrying value of $185 million. We were in compliance with all debt covenants as of April 30, 2022.

In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of April 30, 2022. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of April 30, 2022, the future non-cancelable minimum payments under these commitments were approximately $4.1 billion, with payments of $0.9 billion due in the next 12 months and $3.2 billion due thereafter. As of April 30, 2022, we have additional operating leases that have not yet commenced totaling $907 million. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During fiscal 2023 and in future fiscal years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. In connection with this investment, we expect to make a $155 million payment in the third quarter of fiscal 2023 related to one software license and maintenance agreement.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. The amount of revenue that was reported in USD for foreign subsidiaries that transact in international currencies during the three months ended April 30, 2022, was negatively impacted by approximately two percent compared to the three months ended April 30, 2021. In addition, fluctuations in USD against international currencies negatively impacted our remaining performance obligation by approximately four percent as of April 30, 2022 compared to what we would have reported as of April 30, 2021 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $13.5 billion as of April 30, 2022. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at April 30, 2022 could result in a $65 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive loss, net, and are realized only if we sell the underlying securities.
At January 31, 2022, we had cash, cash equivalents and marketable securities totaling $10.5 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $58 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of April 30, 2022	Interest Terms	Contractual Interest Rate
2023 Senior Notes	April 2023	$1,000	Fixed	3.25%
Loan assumed on 50 Fremont	June 2023	185	Fixed	3.75%
2024 Senior Notes	July 2024	1,000	Fixed	0.625%
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50%
2031 Senior Notes	July 2031	1,500	Fixed	1.95%
2041 Senior Notes	July 2041	1,250	Fixed	2.70%
2051 Senior Notes	July 2051	2,000	Fixed	2.90%
2061 Senior Notes	July 2061	1,250	Fixed	3.05%
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of April 30, 2022, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of April 30, 2022, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.9 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 20 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of April 30, 2022 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of April 30, 2022
Publicly held equity securities	$247	$71	$(121)	$197
Privately held equity securities	3,326	1,522	(195)	4,653
Total equity securities	$3,573	$1,593	$(316)	$4,850
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
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 40 percent of our total strategic investments as of April 30, 2022, could result in a $165 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
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
For more information regarding legal proceedings, such as the Slack shareholder derivative action, see Note 12 “Legal Proceedings and Claims” to the condensed consolidated financial statements in Item 1 of Part I.
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
For example, in April 2022, we learned a threat actor had obtained unauthorized access to several databases on Heroku, a Salesforce platform-as-a-service. The threat actor downloaded stored customer security credentials and passwords for logging into GitHub, a third-party code hosting service used by both Heroku and Heroku customers. The threat actor also was able to download passwords for a subset of customer user accounts and access the encryption key. While we do not believe this incident has materially affected our business or financial results, there is no assurance that such circumstances or other similar incidents in the future could not result in a material adverse effect on our business.

Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
Because our services are complex and incorporate a variety of hardware, proprietary software, third-party and open-source software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Our customers may also use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We may also encounter difficulties integrating acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. As a result, our services may have errors or defects resulting from the complexities of integrating acquisitions.
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
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. The ongoing COVID-19 pandemic has disrupted and continues to disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business, which affects our and our suppliers’ operations. In addition, supply chain disruptions due to geopolitical developments in Europe and any indirect effects may further complicate existing supply chain constraints. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
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
•regulatory challenges from antitrust or other regulatory authorities that may block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations;
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
In fiscal 2022, we completed the acquisition of Slack, our largest acquisition to date. We believe that there are significant benefits and synergies that may be realized through combining the products, scale and combined enterprise customer bases of Salesforce and Slack. However, the efforts to realize these benefits and synergies is a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. We are devoting significant attention and resources to successfully align the business practices and operations of Salesforce and Slack. This process may disrupt the businesses and, if ineffective, could limit the anticipated benefits of the acquisition. The full benefits of the acquisition, including the anticipated sales or growth opportunities, may not be realized or achieved within the anticipated time frame. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.
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
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and geopolitical developments in Europe;
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
As the enterprise cloud computing ecosystem has matured, the opportunities in which we can invest have expanded to include investments in companies in connection with or as part of such company’s initial public offering or other transactions directly or indirectly resulting in it being publicly traded. Therefore, our investment strategy and portfolio have also expanded to include public companies. In certain cases, our ability to sell these investments may be constrained by contractual or other obligations to hold the securities for a period of time after a public offering, including market standoff and lock-up agreements and rules and regulations.
We record all fair value adjustments of our publicly traded and privately held equity investments through the condensed consolidated statements of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual or other obligations to hold securities for a period of time, as discussed above. Volatility in the financial markets has in the past and could in the future be material to our results in any given quarter and may cause our stock price to decline. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations which affect our strategic investments portfolio.
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
We have established and publicly announced ESG goals, including our commitments to advancing racial equality and justice and reducing greenhouse gas emissions. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
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
Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the Securities Exchange Commission, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), which will amend the CCPA on January 1, 2023, the Virginia Consumer Data Protection Act, which also goes into effect on January 1, 2023, the Colorado Privacy Act, which goes into effect on July 1, 2023, the Utah Consumer Privacy Act, which goes into effect on December 31, 2023, and the Connecticut Act, which goes into effect July 1, 2023, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
Although we monitor the regulatory environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny amongst customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. While the EU and US governments have recently announced an agreement in principle on a new bilateral cross-border transfer mechanism to replace the EU-US Privacy Shield Framework, it is uncertain whether this agreement will be overturned in court like the previous two EU-US bilateral cross-border transfer agreements. As a result, regulators may be inclined to continue to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers. Certain countries outside of the EEA (e.g., China and India) have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CCPA, the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.
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
There are various statutes, regulations and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. In addition, many jurisdictions across the world are currently considering, or have already began implementing, changes to antitrust and competition laws, regulations or interpretative positions to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive. These regulatory efforts could result in laws, regulations or interpretative positions that may require us to change certain of our business practices, undertake new compliance obligations or otherwise may have an adverse impact on our business and results.
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
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, U.S. export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to U.S. embargoed or sanctioned countries, governments and parties. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the U.S. and other countries are subject to change and uncertainty, including as a result of geopolitical developments and relations between the United States and China, the United States and Russia and war in Europe.
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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of geopolitical conflict in Europe, the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. In some periods, we have not been able to, and may not be able in the future to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.
Unanticipated changes in our effective tax rate and additional tax liabilities and global tax developments may impact our financial results.
We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
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
Additionally, global events as well as geopolitical developments, including conflict in Europe, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of April 30, 2022, we had a substantial level of outstanding debt, including our Senior Notes and the loan we assumed when we purchased 50 Fremont. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. There were no outstanding borrowings under the Credit Facility as of April 30, 2022. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
We regularly monitor our compliance with applicable financial and nonfinancial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. For example, SEC proposals related to the enhancement and standardization of climate-related disclosures may require us to change our accounting policies, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.
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
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the COVID-19 pandemic, conflict in Europe, financial market conditions, increasing costs of operation and foreign currency exchange rates, any of which can adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay prospective customers’ purchasing decisions, reduce the value of new subscription contracts, or affect attrition rates;
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as conflict in Europe, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; have reduced and may in the future reduce the value and duration of customer subscription contracts; and we expect these conditions will adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the Company’s acquisition of Atonit Tecnologia da Informacao LTDA in March 2022, the Company issued 25,969 shares of its common stock on March 1, 2022 that will vest over time. In connection with the Company’s acquisitions of Phennecs LLC and Traction Sales and Marketing Inc. in April 2022, the Company issued 77,252 shares and 48,670 shares, respectively, of its common stock on April 1, 2022 that will vest over time. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.1	4/4/2022
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.2	4/4/2022
4.1	Specimen Common Stock Certificate	X
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan	X
10.2*	Salesforce, Inc. Amended and Restated 2004 Employee Stock Purchase Plan	X
10.3*	2014 Amended and Restated Inducement Equity Incentive Plan	X
10.4*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.5*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan	X
10.6*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.7*	Amended and Restated Gratitude Bonus Plan	X
10.8*	Non-Employee Director Compensation Program and related form of Director RSU Agreement	X
10.9
Credit Agreement, dated as of December 23, 2020, by and among the Company, the lenders and other parties party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, as amended by Amendment No. 1, dated as of April 4, 2022
X
31.1	Certification of Co-Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Co-Chief Executive Officer, Bret Taylor, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 1, 2022
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: June 1, 2022
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)