Form 10-Q
period 2022-07-31
Salesforce, Inc.
filed 2022-08-25
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 24, 2022, there were approximately 1.0 billion shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	July 31, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,931	$5,464
Marketable securities	6,602	5,073
Accounts receivable, net	4,745	9,739
Costs capitalized to obtain revenue contracts, net	1,531	1,454
Prepaid expenses and other current assets	1,437	1,120
Total current assets	21,246	22,850
Property and equipment, net	3,375	2,815
Operating lease right-of-use assets, net	2,727	2,880
Noncurrent costs capitalized to obtain revenue contracts, net	2,367	2,342
Strategic investments	5,124	4,784
Goodwill	48,568	47,937
Intangible assets acquired through business combinations, net	8,072	8,978
Deferred tax assets and other assets, net	2,669	2,623
Total assets	$94,148	$95,209
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,446	$5,470
Operating lease liabilities, current	626	686
Unearned revenue	12,825	15,628
Debt, current	1,183	4
Total current liabilities	20,080	21,788
Noncurrent debt	9,416	10,592
Noncurrent operating lease liabilities	2,580	2,703
Other noncurrent liabilities	1,974	1,995
Total liabilities	34,050	37,078
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	52,979	50,919
Accumulated other comprehensive loss	(355)	(166)
Retained earnings	7,473	7,377
Total stockholders’ equity	60,098	58,131
Total liabilities and stockholders’ equity	$94,148	$95,209

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenues:
Subscription and support	$7,143	$5,914	$13,999	$11,450
Professional services and other	577	426	1,132	853
Total revenues	7,720	6,340	15,131	12,303
Cost of revenues (1)(2):
Subscription and support	1,490	1,146	2,930	2,268
Professional services and other	637	467	1,242	900
Total cost of revenues	2,127	1,613	4,172	3,168
Gross profit	5,593	4,727	10,959	9,135
Operating expenses (1)(2):
Research and development	1,329	1,020	2,647	1,971
Marketing and sales	3,424	2,736	6,796	5,280
General and administrative	647	639	1,303	1,198
Total operating expenses	5,400	4,395	10,746	8,449
Income from operations	193	332	213	686
Gains on strategic investments, net	45	526	52	814
Other expense	(57)	(32)	(113)	(70)
Income before provision for income taxes	181	826	152	1,430
Provision for income taxes	(113)	(291)	(56)	(426)
Net income	$68	$535	$96	$1,004
Basic net income per share	$0.07	$0.57	$0.10	$1.08
Diluted net income per share	$0.07	$0.56	$0.10	$1.06
Shares used in computing basic net income per share	997	933	994	927
Shares used in computing diluted net income per share	1,001	950	1,001	945
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenues	$260	$184	$535	$352
Marketing and sales	232	135	469	255
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenues	$130	$95	$242	$177
Research and development	297	197	576	370
Marketing and sales	326	263	617	501
General and administrative	98	85	192	156

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net income	$68	$535	$96	$1,004
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation and other losses	(40)	(9)	(109)	(25)
Unrealized losses on marketable securities and privately held debt securities	(6)	(8)	(102)	(21)
Other comprehensive loss, before tax	(46)	(17)	(211)	(46)
Tax effect	1	1	22	4
Other comprehensive loss, net	(45)	(16)	(189)	(42)
Comprehensive income (loss)	$23	$519	$(93)	$962

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six months ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2022	989	$1	$50,919	$(166)	$7,377	$58,131
Common stock issued	5	0	85	0	0	85
Stock-based compensation expense	0	0	776	0	0	776
Other comprehensive loss, net of tax	0	0	0	(144)	0	(144)
Net income	0	0	0	0	28	28
Balance at April 30, 2022	994	1	51,780	(310)	7,405	58,876
Common stock issued	5	0	348	0	0	348
Stock-based compensation expense	0	0	851	0	0	851
Other comprehensive loss, net of tax	0	0	0	(45)	0	(45)
Net income	0	0	0	0	68	68
Balance at July 31, 2022	999	$1	$52,979	$(355)	$7,473	$60,098

	Three and Six months ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2021	919	$1	$35,601	$(42)	$5,933	$41,493
Common stock issued	6	0	67	0	0	67
Stock-based compensation expense	0	0	564	0	0	564
Other comprehensive loss, net of tax	0	0	0	(26)	0	(26)
Net income	0	0	0	0	469	469
Balance at April 30, 2021	925	1	36,232	(68)	6,402	42,567
Common stock issued	5	0	525	0	0	525
Shares issued related to the acquisition of Slack	46	0	11,269	0	0	11,269
Stock-based compensation expense	2	0	640	0	0	640
Other comprehensive loss, net of tax	0	0	0	(16)	0	(16)
Net income	0	0	0	0	535	535
Balance at July 31, 2021	978	$1	$48,666	$(84)	$6,937	$55,520

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Operating activities:
Net income	$68	$535	$96	$1,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	907	719	1,813	1,404
Amortization of costs capitalized to obtain revenue contracts, net	408	334	802	648
Stock-based compensation expense	851	640	1,627	1,204
Gains on strategic investments, net	(45)	(526)	(52)	(814)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(790)	(812)	5,015	3,804
Costs capitalized to obtain revenue contracts, net	(505)	(463)	(904)	(818)
Prepaid expenses and other current assets and other assets	113	(173)	(296)	(190)
Accounts payable and accrued expenses and other liabilities	326	805	(896)	(288)
Operating lease liabilities	(186)	(200)	(388)	(416)
Unearned revenue	(813)	(473)	(2,807)	(1,924)
Net cash provided by operating activities	334	386	4,010	3,614
Investing activities:
Business combinations, net of cash acquired	(25)	(14,356)	(439)	(14,781)
Purchases of strategic investments	(208)	(509)	(431)	(786)
Sales of strategic investments	38	913	83	1,469
Purchases of marketable securities	(1,152)	(507)	(3,724)	(2,316)
Sales of marketable securities	451	2,464	892	3,045
Maturities of marketable securities	722	1,154	1,167	1,652
Capital expenditures	(203)	(213)	(382)	(384)
Net cash used in investing activities	(377)	(11,054)	(2,834)	(12,101)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	0	7,922	0	7,912
Repayments of Slack Convertible Notes, net of capped call proceeds	0	168	0	168
Proceeds from employee stock plans	181	375	455	600
Principal payments on financing obligations	(44)	(24)	(116)	(73)
Repayments of debt	(1)	(1)	(2)	(2)
Net cash provided by financing activities	136	8,440	337	8,605
Effect of exchange rate changes	(21)	(17)	(46)	(14)
Net increase (decrease) in cash and cash equivalents	72	(2,245)	1,467	104
Cash and cash equivalents, beginning of period	6,859	8,544	5,464	6,195
Cash and cash equivalents, end of period	$6,931	$6,299	$6,931	$6,299

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$92	$2	$138	$48
Income taxes, net of tax refunds	$96	$34	$277	$83
Non-cash investing and financing activities:
Fair value of equity awards assumed	$0	$205	$7	$205
Fair value of common stock issued as consideration for business combinations	$0	$11,064	$0	$11,064

See accompanying Notes.

Salesforce, Inc.
Notes to Condensed Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the Customer 360 platform, the Company delivers a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since its founding in 1999, Salesforce has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence, enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era. In March 2022, we changed our corporate name from salesforce.com, inc. to Salesforce, Inc.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2022 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and six months ended July 31, 2022 and 2021, respectively are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2022, and its results of operations, including its comprehensive income (loss), stockholders' equity and its cash flows for the three and six months ended July 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.
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

Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions which have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Customer 360 Platform and are deployed in a nearly identical manner, and the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated basis.
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
No single customer accounted for more than five percent of accounts receivable at July 31, 2022 and January 31, 2022. No single customer accounted for five percent or more of total revenue during the six months ended July 31, 2022 and 2021. As of July 31, 2022 and January 31, 2022, assets located outside the Americas were 12 percent and 13 percent of total assets, respectively. As of July 31, 2022 and January 31, 2022, assets located in the United States was 86 percent of total assets.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of July 31, 2022, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 19 percent of the portfolio in aggregate. As of January 31, 2022, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investment portfolio and represented 21 percent of the portfolio in aggregate.
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
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining revenue contracts related to non-cancelable Cloud Services subscription, ongoing Cloud Services support and license support and updates. For contracts with on-premises software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (2) commissions paid to employees upon renewals of subscription and support contracts, (3) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees, and (4) to a lesser extent, success fees paid to partners in emerging markets where the Company has a limited presence.
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
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and six months ended July 31, 2022 and 2021.
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
Privately held equity securities where the Company does not have a controlling financial interest in but does exercise significant influence over the investee are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains (losses) on strategic investments, net on the condensed consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the condensed consolidated balance sheet.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated primarily with intercompany receivables and payables. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real, and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of July 31, 2022 and January 31, 2022 was $5.1 billion and $6.1 billion, respectively.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated lease term or 10 years
Buildings and building improvements	10 to 40 years
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (losses) on strategic investments in the condensed consolidated statements of operations.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Sales	$1,695	$1,477	$3,327	$2,865
Service	1,828	1,600	3,589	3,106
Platform and Other	1,478	969	2,897	1,882
Marketing and Commerce	1,121	955	2,210	1,850
Data	1,021	913	1,976	1,747
	$7,143	$5,914	$13,999	$11,450

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Americas	$5,261	$4,312	$10,232	$8,406
Europe	1,745	1,416	3,483	2,718
Asia Pacific	714	612	1,416	1,179
	$7,720	$6,340	$15,131	$12,303
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 92 percent and 94 percent during the three months ended July 31, 2022 and 2021, respectively. Americas’ revenue attributed to the United States was approximately 93 percent and 94 percent during the six months ended July 31, 2022 and 2021, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2022 and 2021.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $699 million as of July 31, 2022 as compared to $587 million as of January 31, 2022, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Unearned revenue, beginning of period	$13,636	$11,158	$15,628	$12,607
Billings and other (1)	6,884	5,771	12,212	10,209
Contribution from contract asset	23	96	112	170
Revenue recognized over time	(7,336)	(5,948)	(14,392)	(11,559)
Revenue recognized at a point in time	(384)	(392)	(739)	(744)
Unearned revenue from business combinations	2	382	4	384
Unearned revenue, end of period	$12,825	$11,067	$12,825	$11,067
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
The Company excludes amounts related to performance obligations from professional services contracts that are billed and recognized on a time and materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2022	$21.5	$20.1	$41.6
As of January 31, 2022	$22.0	$21.7	$43.7

3. Investments
Marketable Securities
At July 31, 2022, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,957	$2	$(99)	$3,860
U.S. treasury securities	466	0	(8)	458
Mortgage-backed obligations	327	0	(10)	317
Asset-backed securities	1,360	0	(21)	1,339
Municipal securities	341	0	(6)	335
Commercial paper	35	0	0	35
Covered bonds	198	0	(8)	190
Other	69	0	(1)	68
Total marketable securities	$6,753	$2	$(153)	$6,602
At January 31, 2022, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,153	$2	$(34)	$3,121
U.S. treasury securities	205	0	(3)	202
Mortgage-backed obligations	229	0	(4)	225
Asset-backed securities	1,056	0	(5)	1,051
Municipal securities	225	0	(2)	223
Commercial paper	27	0	0	27
Covered bonds	212	0	(2)	210
Other	14	0	0	14
Total marketable securities	$5,121	$2	$(50)	$5,073
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	July 31, 2022	January 31, 2022
Due within 1 year	$3,014	$2,161
Due in 1 year through 5 years	3,587	2,899
Due in 5 years through 10 years	1	13
	$6,602	$5,073
Strategic Investments
Strategic investments by form and measurement category as of July 31, 2022 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$225	$4,690	$126	$5,041
Debt securities and other investments	0	0	83	83
Balance as of July 31, 2022	$225	$4,690	$209	$5,124

Strategic investments by form and measurement category as of January 31, 2022 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$4,204	$122	$4,696
Debt securities and other investments	0	0	88	88
Balance as of January 31, 2022	$370	$4,204	$210	$4,784

The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $455 million and $467 million, as of July 31, 2022 and January 31, 2022, respectively.
Gains on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Unrealized gains (losses) recognized on publicly traded equity securities, net	$(29)	$95	$(103)	$(111)
Unrealized gains recognized on privately held equity securities, net	60	304	117	802
Impairments on privately held equity and debt securities	(42)	(20)	(53)	(34)
Unrealized gains (losses), net	(11)	379	(39)	657
Realized gains on sales of securities, net	56	147	91	157
Gains on strategic investments, net	$45	$526	$52	$814

Unrealized gains recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $52 million and $304 million and impairments of $20 million and $15 million for the three months ended July 31, 2022 and 2021, respectively. The Company recorded upward adjustments of $130 million and $802 million and impairments of $30 million and $27 million for the six months ended July 31, 2022 and 2021, respectively.
Realized gains on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
The Company calculates cumulative realized gains on sales of securities, net, as the difference between the sale proceeds and the initial purchase price for securities sold during the period. Cumulative realized gains on sales of securities, net, for the three and six months ended July 31, 2022 were $63 million and $109 million, respectively.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of July 31, 2022 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,735	$0	$1,735
Money market mutual funds	1,311	0	0	1,311
Cash equivalent securities	0	767	0	767
Marketable securities:
Corporate notes and obligations	0	3,860	0	3,860
U.S. treasury securities	0	458	0	458
Mortgage-backed obligations	0	317	0	317
Asset-backed securities	0	1,339	0	1,339
Municipal securities	0	335	0	335
Commercial paper	0	35	0	35
Covered bonds	0	190	0	190
Other	0	68	0	68
Strategic investments:
Equity securities	225	0	0	225
Total assets	$1,536	$9,104	$0	$10,640
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $3.1 billion of cash, as of July 31, 2022.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.9 billion and $4.4 billion as of July 31, 2022 and January 31, 2022, respectively.
5. Leases and Other Commitments and Other Balance Sheet Accounts
Leases
The Company has operating leases for corporate offices, data centers and equipment under non-cancelable operating leases with various expiration dates.
Total operating lease costs were $220 million and $258 million for the three months ended July 31, 2022 and 2021, respectively, and $453 million and $524 million for the six months ended July 31, 2022 and 2021, respectively.
As of July 31, 2022, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining six months of fiscal 2023	$348	$84
Fiscal 2024	597	171
Fiscal 2025	495	162
Fiscal 2026	427	96
Fiscal 2027	380	14
Thereafter	1,202	0
Total minimum lease payments	3,449	527
Less: Imputed interest	(243)	(13)
Total	$3,206	$514
As of July 31, 2022, the Company has additional operating leases that have not yet commenced totaling $1.0 billion and therefore, are not reflected on the condensed consolidated balance sheets and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2023 and fiscal year 2025 with lease terms of 3 to 18 years.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of July 31, 2022 included approximately $1.8 billion of accrued compensation as compared to $2.4 billion as of January 31, 2022.

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
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2022	Additions and retirements, net	July 31, 2022	January 31, 2022	Expense and retirements, net	July 31, 2022	January 31, 2022	July 31, 2022	July 31, 2022
Acquired developed technology	$5,633	$36	$5,669	$(2,263)	$(535)	$(2,798)	$3,370	$2,871	3.3
Customer relationships	6,995	62	7,057	(1,662)	(444)	(2,106)	5,333	4,951	6.2
Other (1)	345	0	345	(70)	(25)	(95)	275	250	5.0
Total	$12,973	$98	$13,071	$(3,995)	$(1,004)	$(4,999)	$8,978	$8,072	5.1
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended July 31, 2022 and 2021 was $492 million and $319 million, respectively, and for the six months ended July 31, 2022 and 2021 was $1.0 billion and $607 million, respectively.
The expected future amortization expense for intangible assets as of July 31, 2022 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2023	$947
Fiscal 2024	1,869
Fiscal 2025	1,597
Fiscal 2026	1,355
Fiscal 2027	990
Thereafter	1,314
Total amortization expense	$8,072
Customer Contract Assets Acquired Through Business Combinations
Customer contract assets resulting from business combinations reflect the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding assumed contract terms. Customer contract assets resulting from business combinations were $52 million and $79 million as of July 31, 2022 and January 31, 2022, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2022	$47,937
Traction on Demand	293
Other acquisitions and adjustments (1)	338
Balance as of July 31, 2022	$48,568
(1) Adjustments include measurement period adjustments for business combinations from the prior year, including approximately $249 million related to our July 2021 acquisition of Slack, and the effect of foreign currency translation.
8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of July 31, 2022	July 31, 2022	January 31, 2022
2023 Senior Notes	April 2018	April 2023	3.25%	$1,000	$999	$998
Loan assumed on 50 Fremont	February 2015	June 2023	3.75	184	184	186
2024 Senior Notes	July 2021	July 2024	0.625	1,000	998	997
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,492	1,492
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	991	990
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,488	1,488
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,234	1,234
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,978	1,976
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,235	1,235
Total carrying value of debt				$10,684	10,599	10,596
Less current portion of debt					(1,183)	(4)
Total noncurrent debt					$9,416	$10,592
The Company was in compliance with all debt covenants as of July 31, 2022.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above as of July 31, 2022 and January 31, 2022 was $9.4 billion and $10.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of the second quarter of trading of fiscal 2023 and the last day of trading of fiscal 2022, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of July 31, 2022 were as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2023	$2
Fiscal 2024	1,182
Fiscal 2025	1,000
Fiscal 2026	0
Fiscal 2027	0
Thereafter	8,500
Total principal outstanding	$10,684
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

There were no outstanding borrowings under the Credit Facility as of July 31, 2022. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statements of operations.
9. Stockholders’ Equity
Stock option activity for the six months ended July 31, 2022 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2022	21	$156.34
Options granted under all plans	7	211.29
Exercised	(2)	103.35
Balance as of July 31, 2022	26	$173.22	$3,276
Vested or expected to vest	24	$170.33	$3,092
Exercisable as of July 31, 2022	11	$138.38	$1,809
Restricted stock activity for the six months ended July 31, 2022 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2022	27	$202.85
Granted - restricted stock units and awards	17	208.28
Canceled	(3)	201.69
Vested and converted to shares	(7)	194.04
Balance as of July 31, 2022	34	$207.42	$6,178
Expected to vest	29		$5,268
The aggregate expected stock-based compensation expense remaining to be recognized as of July 31, 2022 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2023	$1,735
Fiscal 2024	2,538
Fiscal 2025	1,871
Fiscal 2026	1,125
Thereafter	147
Total stock-based compensation expense	$7,416
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of July 31, 2022 and assumes no forfeiture activity.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2022, the Company reported a tax provision of $56 million on pretax income of $152 million, which resulted in an effective tax rate of 37 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent and withholding taxes, offset by certain adjustments resulting from a transfer pricing agreement with a major tax jurisdiction.
For the six months ended July 31, 2021, the Company reported a tax provision of $426 million on pretax income of $1.4 billion, which resulted in an effective tax rate of 30 percent. The Company’s effective tax rate differs from the U.S.

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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net income	$68	$535	$96	$1,004
Denominator:
Weighted-average shares outstanding for basic earnings per share	997	933	994	927
Effect of dilutive securities:
Employee stock awards	4	17	7	18
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	1,001	950	1,001	945
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Employee stock awards	44	7	33	6
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
In management’s opinion, resolution of all current matters, including all those described below, is not expected to have a material adverse impact on the Company’s financial statements. However, depending on the nature and timing of any such dispute, payment or other contingency, the resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both, in a particular quarter.
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco (the “San Francisco Action”) before refiling in the County of San Mateo. The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack’s deadline to seek review by the U.S. Supreme Court is August 31, 2022. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. The plaintiff in the San Francisco Action has sought dismissal of that action after joining the State Court Action. The dismissal is pending. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of Slack’s officers and certain of Slack’s current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. The complaint alleges breaches of fiduciary duty in connection with Slack’s Registration Statement, and seeks the award of unspecified damages to Slack, and certain reforms to Slack’s governance policies. Slack moved to dismiss the case in September 2020. At approximately the same time, the plaintiff in a lawsuit filed pursuant to Delaware General Corporation Law Section 220 (a lawsuit which subsequently was voluntarily dismissed in December 2021) sought to intervene and stay the case. On that basis, the plaintiffs in the purported derivative lawsuit elected not to file an opposition to the motion to dismiss. In December 2020, the parties stipulated to stay the case in light of the proposed mergers, which the court granted. The court also denied all pending motions in the case without prejudice, noting that the parties may renew the motions upon a lift of the stay. In July 2022, the parties stipulated to dismiss the derivative lawsuit without prejudice, which the court entered as an order.
13. Subsequent Event
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects and the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain security levels and service performance meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau Software, Inc. and Slack Technologies, Inc., and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, including our July 2021 acquisition of Slack Technologies, Inc., and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or work-from-home policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic and market conditions; the impact of geopolitical events; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; the ability to execute our Share Repurchase Program; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies; and our ability to achieve our aspirations, goals and projections related to our environmental, social and governance initiatives. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
Salesforce, Inc. (“we”) is a global leader in customer relationship management (“CRM”) technology that brings companies and customers together in the digital age. Founded in 1999, we enable companies of every size and industry to take advantage of powerful technologies, including cloud, mobile, social, voice, blockchain and artificial intelligence to connect to their customers in a whole new way and help them transform their businesses around the customer in this digital-first world.

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
Highlights from the First Six Months of Fiscal 2023
•Revenue: For the six months ended July 31, 2022, revenue was $15.1 billion, an increase of 23 percent year-over-year.
•Earnings per Share: For the six months ended July 31, 2022, diluted earnings per share was $0.10 as compared to diluted earnings per share of $1.06 from a year ago.
•Cash: Cash provided by operations for the six months ended July 31, 2022 was $4.0 billion, an increase of 11 percent year-over-year. Total cash, cash equivalents and marketable securities as of July 31, 2022 was $13.5 billion.
•Remaining Performance Obligation: Total remaining performance obligation as of July 31, 2022 was approximately $41.6 billion, an increase of 15 percent year-over-year. Current remaining performance obligation as of July 31, 2022 was approximately $21.5 billion, an increase of 15 percent year-over-year.
While we continue to see growth in our total revenues, macroeconomic factors have impacted our business and our customers’ businesses in ways that are difficult to isolate and quantify. Beginning in July 2022, we saw more measured buying behavior from our customers, resulting in stretched sales cycles, additional approval layers required from our customers and deal compression. Slower growth in new business in any given period could negatively affect our remaining performance obligation, revenues or operating margins in future periods, particularly if experienced on a sustained basis. There was no material impact to our consolidated revenues for the three and six months ended July 31, 2022 or our remaining performance obligation as of July 31, 2022.
In addition, the expanding global scope of our business and the heightened volatility of global markets, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations negatively impacted revenues by approximately four percent in the three months ended July 31, 2022 and negatively impacted our current remaining performance obligation by approximately four percent as of July 31, 2022 compared to what we would have reported as of July 31, 2021 using constant currency rates. Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling, and Japanese Yen. Based on the current fluctuations in foreign currency markets, we expect lower revenue growth in the near-term compared to past results. If these conditions continue throughout the remainder of fiscal 2023, they could have a material adverse impact on our near-term results and our ability to accurately predict our future results and earnings. The impact of these fluctuations could also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
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
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the six months ended July 31, 2022.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the six months ended July 31, 2022.
The revenue growth rates of each of our service offerings, as described below in “Results of Operations,” fluctuate from quarter to quarter and over time. Additionally, we manage the total balanced product portfolio to deliver solutions to our customers and, as a result, the revenue result for each offering is not necessarily indicative of the results to be expected for any subsequent quarter. In addition, some of our Cloud Service offerings have similar features and functions. For example, customers may use our Sales, Service or Platform service offerings to record account and contact information, which are similar features across these service offerings. Depending on a customer’s actual and projected business requirements, more than one service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage.
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of July 31, 2022, our attrition rate, excluding MuleSoft, Tableau and Slack, was approximately 7.5 percent. While our attrition rate is difficult to predict, we expect it to remain consistent for the near term due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time.
We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues.

Attrition and Subscription and Support Revenue
20%
0%
Attrition
$7,500
$5,000
$2,500
$0
Subscription and support revenue (in millions)
Q2 FY21
Q2 FY22
Q2 FY23
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
$30
$15
$0
$ (in Billions)
Q2 FY21
Q3 FY21
Q4 FY21
Q1 FY22
Q2 FY22
Q3 FY22
Q4 FY22
Q1 FY23
Q2 FY23
Current RPO
Noncurrent RPO

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
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, employee-related costs such as salaries and benefits, and allocated overhead. Our cost of subscription and support revenues also includes amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts. Also included in the cost of subscription and support revenues are expenses incurred supporting the free user base of Slack, including third-party hosting costs and employee-related costs, including stock-based compensation expense, specific to customer experience and technical operations.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Subscription and support	$7,143	93%	$5,914	93%	$13,999	93%	$11,450	93%
Professional services and other	577	7	426	7	1,132	7	853	7
Total revenues	7,720	100	6,340	100	15,131	100	12,303	100
Cost of revenues (1)(2):
Subscription and support	1,490	20	1,146	18	2,930	20	2,268	18
Professional services and other	637	8	467	7	1,242	8	900	7
Total cost of revenues	2,127	28	1,613	25	4,172	28	3,168	25
Gross profit	5,593	72	4,727	75	10,959	72	9,135	75
Operating expenses (1)(2):
Research and development	1,329	17	1,020	16	2,647	17	1,971	16
Marketing and sales	3,424	44	2,736	43	6,796	45	5,280	43
General and administrative	647	8	639	11	1,303	9	1,198	10
Total operating expenses	5,400	69	4,395	70	10,746	71	8,449	69
Income from operations	193	3	332	5	213	1	686	6
Gains on strategic investments, net	45	0	526	8	52	1	814	7
Other expense	(57)	(1)	(32)	0	(113)	(1)	(70)	(1)
Income before provision for income taxes	181	2	826	13	152	1	1,430	12
Provision for income taxes	(113)	(1)	(291)	(5)	(56)	0	(426)	(4)
Net income	$68	1%	$535	8%	$96	1%	$1,004	8%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Cost of revenues	$260	3%	$184	3%	$535	4%	$352	3%
Marketing and sales	232	3	135	2	469	3	255	2
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Cost of revenues	$130	2%	$95	1%	$242	2%	$177	1%
Research and development	297	4	197	3	576	4	370	3
Marketing and sales	326	4	263	5	617	4	501	5
General and administrative	98	1	85	1	192	1	156	1

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	July 31, 2022	January 31, 2022
Cash, cash equivalents and marketable securities	$13,533	$10,537
Unearned revenue	12,825	15,628
Remaining performance obligation	41.6	43.7
Principal due on our outstanding debt obligations (1)	10,684	10,686
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the three and six months ended July 31, 2022 compared to the same period in fiscal 2022 was impacted by our recent acquisitions, including the acquisition of Slack in July 2021, our largest acquisition to date. In our discussion of changes in our results of operations for the three and six months ended July 31, 2022 compared to the same period in fiscal 2022, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date for the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended July 31,		Variance
(in millions)	2022	2021	Dollars	Percent
Subscription and support	$7,143	$5,914	$1,229	21%
Professional services and other	577	426	151	35
Total revenues	$7,720	$6,340	$1,380	22%

	Six Months Ended July 31,		Variance
(in millions)	2022	2021	Dollars	Percent
Subscription and support	$13,999	$11,450	$2,549	22%
Professional services and other	1,132	853	279	33
Total revenues	$15,131	$12,303	$2,828	23%
The increase in subscription and support revenues for the three and six months ended July 31, 2022 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately five percent of total subscription and support revenues for the three and six months ended July 31, 2022. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three and six months ended July 31, 2022 and 2021, respectively.
The acquisition of Slack in July 2021 contributed approximately $376 million and $720 million to subscription and support revenues during the three and six months ended July 31, 2022, respectively. For business combinations prior to fiscal 2023, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity. In fiscal 2023, we adopted Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”) which requires contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, thereby eliminating the previously unrecognized would-be revenue. The adoption of ASU 2021-08 did not materially impact our results of operations in fiscal 2023.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,
	2022	As a % of Total Subscription and Support Revenues	2021	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$1,695	24%	$1,477	25%	15%
Service	1,828	25	1,600	27	14
Platform and Other	1,478	21	969	17	53
Marketing and Commerce	1,121	16	955	16	17
Data	1,021	14	913	15	12
Total	$7,143	100%	$5,914	100%

	Six Months Ended July 31,
	2022	As a % of Total Subscription and Support Revenues	2021	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$3,327	24%	$2,865	25%	16%
Service	3,589	26	3,106	27	16
Platform and Other	2,897	20	1,882	17	54
Marketing and Commerce	2,210	16	1,850	16	19
Data	1,976	14	1,747	15	13
Total	$13,999	100%	$11,450	100%
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
Data subscription and support revenues include revenues from term and perpetual software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Data to experience greater volatility in revenues period to period compared to our other service offerings. For example, in fiscal 2022, we made changes to our go-to-market organizations within our Data offering that created greater short-term disruption than anticipated, and, as a result, lower revenue growth in our Data offering in both the second half of fiscal 2022 and the first quarter of fiscal 2023. We did not see a material impact to Data revenues in the second quarter of fiscal 2023 due to this change and do not expect these changes to have a material adverse effect on our business or our ability to meet our consolidated long-term revenue targets.
Revenues by Geography

	Three Months Ended July 31,
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Growth rate
Americas	$5,261	68%	$4,312	68%	22%
Europe	1,745	23	1,416	22	23
Asia Pacific	714	9	612	10	17
	$7,720	100%	$6,340	100%	22%

	Six Months Ended July 31,
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Growth rate
Americas	$10,232	68%	$8,406	68%	22%
Europe	3,483	23	2,718	22	28
Asia Pacific	1,416	9	1,179	10	20
	$15,131	100%	$12,303	100%	23%

Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. During the three months ended July 31, 2022, revenues outside of the Americas were negatively impacted by foreign currency fluctuations by approximately 12 percent compared to the three months ended July 31, 2021.
Cost of Revenues

	Three Months Ended July 31,				Variance
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Dollars
Subscription and support	$1,490	20%	$1,146	18%	$344
Professional services and other	637	8	467	7	170
Total cost of revenues	$2,127	28%	$1,613	25%	$514

	Six Months Ended July 31,				Variance
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Dollars
Subscription and support	$2,930	20%	$2,268	18%	$662
Professional services and other	1,242	8	900	7	342
Total cost of revenues	$4,172	28%	$3,168	25%	$1,004
For the three months ended July 31, 2022, the increase in cost of revenues was primarily due to an increase of $171 million in employee-related costs, an increase of $35 million in stock-based compensation expense, an increase of $117 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $76 million. For the six months ended July 31, 2022, the increase in cost of revenues was primarily due to an increase of $336 million in employee-related costs, an increase of $65 million in stock-based compensation expense, an increase of $201 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $183 million.
We have increased our headcount by 36 percent since July 31, 2021 to meet the higher demand for services from our customers, and our fiscal 2023 acquisition of Traction on Demand also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses is likely to affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.

Operating Expenses

	Three Months Ended July 31,				Variance
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Dollars
Research and development	$1,329	17%	$1,020	16%	$309
Marketing and sales	3,424	44	2,736	43	688
General and administrative	647	8	639	11	8
Total operating expenses	$5,400	69%	$4,395	70%	$1,005

	Six Months Ended July 31,				Variance
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Dollars
Research and development	$2,647	17%	$1,971	16%	$676
Marketing and sales	6,796	45	5,280	43	1,516
General and administrative	1,303	9	1,198	10	105
Total operating expenses	$10,746	71%	$8,449	69%	$2,297
For the three months ended July 31, 2022, the increase in research and development expenses was primarily due to an increase of approximately $184 million in employee related costs, an increase in stock-based compensation expense of $100 million and increases in our development and test data center costs. For the six months ended July 31, 2022, the increase in research and development expenses was primarily due to an increase of approximately $389 million in employee-related costs, an increase in stock-based compensation expense of $206 million and increases in our development and test data center costs. Our research and development headcount increased by 14 percent since July 31, 2021 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. The increase in research and development expenses was also impacted by the timing of the July 2021 acquisition of Slack. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and to support the integration of acquired technologies.
For the three months ended July 31, 2022, the increase in marketing and sales expenses was primarily due to an increase of $388 million in employee-related costs, which includes the amortization of deferred commissions, an increase in stock-based compensation expense of $63 million and an increase in amortization of purchased intangibles of $97 million. For the six months ended July 31, 2022, the increase in marketing and sales expenses was primarily due to an increase of $869 million in employee-related costs, which includes the amortization of deferred commissions, an increase of $116 million in stock-based compensation and an increase in amortization of purchased intangibles of $214 million. Our marketing and sales headcount increased by 17 percent since July 31, 2021, primarily due to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increase in marketing and sales expenses was also impacted by the timing of the July 2021 acquisition of Slack. We expect that marketing and sales expenses will increase in absolute dollars and will increase as a percentage of revenues in future periods as we continue to hire additional sales personnel and invest in go-to-market efforts.
For the three and six months ended July 31, 2022, the increase in general and administrative expenses was primarily due to an increase in employee-related costs and by the timing of the July 2021 acquisition of Slack. Our general and administrative headcount increased by 13 percent since July 31, 2021 as we added personnel to support our growth. The three and six months ended July 31, 2021 include transaction costs associated with our acquisition of Slack of approximately $54 million. We expect that general and administrative expenses will increase in absolute dollars but will generally remain consistent as a percentage of revenue.

Other Income and Expense

	Three Months Ended July 31,		Variance
(in millions)	2022	2021	Dollars
Gains on strategic investments, net	$45	$526	$(481)
Other expense	(57)	(32)	(25)

	Six Months Ended July 31,		Variance
(in millions)	2022	2021	Dollars
Gains on strategic investments, net	$52	$814	$(762)
Other expense	(113)	(70)	(43)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. For the three months ended July 31, 2022, our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments and realized gains on sales of securities of $60 million and $56 million, respectively. For the six months ended July 31, 2022 our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments and realized gains on sales of securities of $117 million and $91 million, respectively, which was partially offset by high public market volatility resulting in an unrealized loss on our publicly held investments of $103 million.
Other expense primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $76 million and $41 million for the three months ended July 31, 2022 and 2021, respectively and $150 million and $75 million for the six months ended July 31, 2022 and 2021, respectively. The increase in interest expense was primarily driven by our issuance of $8.0 billion of Senior Notes in July 2021.
Provision For Income Taxes

	Three Months Ended July 31,		Variance
(in millions)	2022	2021	Dollars
Provision for income taxes	$(113)	$(291)	$178
Effective tax rate	62%	35%

	Six Months Ended July 31,		Variance
(in millions)	2022	2021	Dollars
Provision for income taxes	$(56)	$(426)	$370
Effective tax rate	37%	30%
We recorded a tax provision of $113 million on pretax income of $181 million for the three months ended July 31, 2022, and a tax provision of $56 million on pretax income of $152 million for the six months ended July 31, 2022. The majority of our year-to-date tax provision was related to taxes from profitable jurisdictions outside of the United States which includes withholding taxes. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including, for example, acquisitions, changes to our operating structure, COVID-19 and other macroeconomic factors.
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
Additionally, the provision from the Tax Cuts and Jobs Act of 2017 that requires capitalization and amortization of research and development costs is effective starting fiscal 2023. If not deferred, modified or repealed, this provision may materially increase future cash taxes.
The Inflation Reduction Act and CHIPS and Science Act were signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for fiscal 2024. We are currently evaluating the applicability and the effect of the new law to our financial results.

Liquidity and Capital Resources
At July 31, 2022, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $13.5 billion and accounts receivable of $4.7 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of July 31, 2022 provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
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
Cash Flows
For the three and six months ended July 31, 2022 and 2021, our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net cash provided by operating activities	$334	$386	$4,010	$3,614
Net cash used in investing activities	(377)	(11,054)	(2,834)	(12,101)
Net cash provided by financing activities	136	8,440	337	8,605
Operating Activities
The net cash provided by operating activities during the six months ended July 31, 2022 was related to net income of $96 million, adjusted for non-cash items including $1.8 billion of depreciation and amortization and $1.6 billion related to stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the six months ended July 31, 2022 was further benefited by the change in accounts receivable, net of $5.0 billion due to cash collections and partially offset by the change in unearned revenue of $2.8 billion and the change in accounts payable, accrued expenses and other liabilities of $896 million. As our business continues to grow and our expenses remain in line with revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during the six months ended July 31, 2021 was primarily related to net income of $1.0 billion, adjusted for non-cash items such as $1.4 billion related to depreciation and amortization, $1.2 billion of expenses related to stock-based compensation expense and $814 million related to gains on strategic investments, net. Cash provided by operating activities during the six months ended July 31, 2021 further benefited by the change in accounts receivable of $3.8 billion, partially offset by the change in unearned revenue, net of $1.9 billion.
Investing Activities
The net cash used in investing activities during the six months ended July 31, 2022 was primarily related to net outflows of $1.7 billion from marketable securities activity, cash consideration for acquisitions of approximately $439 million and net outflows of $348 million from strategic investment activity.
The net cash used in investing activities during the six months ended July 31, 2021 was primarily related to the cash consideration for the acquisitions of Slack and Acumen, net of cash acquired, of approximately $14.8 billion partially offset by net cash inflows of $2.4 billion from marketable securities and $683 million from strategic investments.
Financing Activities
Net cash provided by financing activities during the six months ended July 31, 2022 consisted primarily of $455 million from proceeds from equity plans.
Net cash provided by financing activities during the six months ended July 31, 2021 consisted primarily of net proceeds of $7.9 billion from our July 2021 issuance of Senior Notes, $600 million from equity plans, and $168 million from capped call contracts assumed in the Slack acquisition.

Debt
As of July 31, 2022, we had senior unsecured debt outstanding, with maturities starting in April 2023 through July 2061. The total carrying value of this debt was $10.4 billion, of which $1.0 billion is related to the 2023 Senior Notes due in the next 12 months. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in June 2023, with a total carrying value of $184 million. We were in compliance with all debt covenants as of July 31, 2022.
In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of July 31, 2022. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock. The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by us in our discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of July 31, 2022, the future non-cancelable minimum payments under these commitments were approximately $4.0 billion, with payments of $0.9 billion due in the next 12 months and $3.1 billion due thereafter. As of July 31, 2022, we have additional operating leases that have not yet commenced totaling $1.0 billion. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
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
The Inflation Reduction Act and CHIPS and Science Act were signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period, and a 1 percent excise tax imposed on certain stock repurchases by publicly traded companies. The corporate minimum tax will be effective in fiscal 2024, and the excise tax applies to stock repurchases made after December 31, 2022. We are currently evaluating the applicability and the effect of the new law to our future cash flows.

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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended July 31, 2022, was negatively impacted by approximately four percent compared to the three months ended July 31, 2021. In addition, fluctuations in USD against international currencies negatively impacted our current remaining performance obligation by approximately four percent as of July 31, 2022 compared to what we would have reported as of July 31, 2021 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $13.5 billion as of July 31, 2022. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at July 31, 2022 could result in a $62 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive loss, net, and are realized only if we sell the underlying securities.

At January 31, 2022, we had cash, cash equivalents and marketable securities totaling $10.5 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $58 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of July 31, 2022	Interest Terms	Contractual Interest Rate
2023 Senior Notes	April 2023	$1,000	Fixed	3.25%
Loan assumed on 50 Fremont	June 2023	184	Fixed	3.75
2024 Senior Notes	July 2024	1,000	Fixed	0.625
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of July 31, 2022, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of July 31, 2022, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $5.1 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented nineteen percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of July 31, 2022 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of July 31, 2022
Publicly held equity securities	$247	$59	$(138)	$168
Privately held equity securities	3,520	1,549	(196)	4,873
Total equity securities	$3,767	$1,608	$(334)	$5,041
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
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 39 percent of our total strategic investments as of July 31, 2022, could result in a $165 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
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
•collaboration software vendors, calendaring, product management, and file, sync, and share tools that have workflows integrated into the business software used by current and potential customers; and
•traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services.
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
We believe that the brand identities we have developed, including associations with trust, customer success, innovation, equality and sustainability have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands is critical to expanding our base of customers, partners and employees. Our brand strength, particularly for our core services, will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services and features in a secure, reliable manner that enhances our customers’ success even as we scale and expand our services. In order to maintain and enhance the strength of our brands, we may make substantial investments to expand or improve our product offerings and services or enter new markets that may be accompanied by initial complications or ultimately prove to be unsuccessful.
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
The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business. In September

2021, Salesforce announced the Hyperforce EU Operating Zone, which will enable storage and processing of customer data solely within the EU. This new EU service may enhance our ability to attract and retain customers operating in the EU, but may also increase the cost and complexity of supporting those customers, and our customers may request similar offerings in other territories.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows from operating activities, or financial results. Such developments, for example, may include certain new provisions introduced by the Inflation Reduction Act, certain Organization for Economic Co-operation and Development’s proposals, the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to macroeconomic factors such as shrinking gross domestic product, increased inflation rates or the impacts of the COVID-19 pandemic may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
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
As of July 31, 2022, we had a substantial level of outstanding debt, including our Senior Notes and the loan we assumed when we purchased 50 Fremont. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. There were no outstanding borrowings under the Credit Facility as of July 31, 2022. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
In addition, adverse changes by any rating agency to our credit ratings may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Downgrades in our credit ratings could also affect the terms of any such refinancing or future financing or restrict our ability to obtain additional financing in the future.
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
•the inability to execute on our Share Repurchase Program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.1	4/4/2022
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.2	4/4/2022
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		S-8	333-265555	4.3	6/13/2022
10.2*	Salesforce, Inc. Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333-265555	4.4	6/13/2022
31.1	Certification of Co-Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Co-Chief Executive Officer, Bret Taylor, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 25, 2022
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: August 25, 2022
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)