Form 10-Q
period 2022-10-31
Salesforce, Inc.
filed 2022-12-01
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 29, 2022, there were approximately 1.0 billion shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	October 31, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,076	$5,464
Marketable securities	5,842	5,073
Accounts receivable, net	4,275	9,739
Costs capitalized to obtain revenue contracts, net	1,549	1,454
Prepaid expenses and other current assets	1,467	1,120
Total current assets	19,209	22,850
Property and equipment, net	3,514	2,815
Operating lease right-of-use assets, net	2,904	2,880
Noncurrent costs capitalized to obtain revenue contracts, net	2,301	2,342
Strategic investments	5,124	4,784
Goodwill	48,555	47,937
Intangible assets acquired through business combinations, net	7,598	8,978
Deferred tax assets and other assets, net	2,679	2,623
Total assets	$91,884	$95,209
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,285	$5,470
Operating lease liabilities, current	567	686
Unearned revenue	11,193	15,628
Debt, current	1,182	4
Total current liabilities	18,227	21,788
Noncurrent debt	9,418	10,592
Noncurrent operating lease liabilities	2,831	2,703
Other noncurrent liabilities	2,057	1,995
Total liabilities	32,533	37,078
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(1,743)	0
Additional paid-in capital	53,891	50,919
Accumulated other comprehensive loss	(481)	(166)
Retained earnings	7,683	7,377
Total stockholders’ equity	59,351	58,131
Total liabilities and stockholders’ equity	$91,884	$95,209

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenues:
Subscription and support	$7,233	$6,379	$21,232	$17,829
Professional services and other	604	484	1,736	1,337
Total revenues	7,837	6,863	22,968	19,166
Cost of revenues (1)(2):
Subscription and support	1,451	1,335	4,381	3,603
Professional services and other	637	509	1,879	1,409
Total cost of revenues	2,088	1,844	6,260	5,012
Gross profit	5,749	5,019	16,708	14,154
Operating expenses (1)(2):
Research and development	1,280	1,203	3,927	3,174
Marketing and sales	3,345	3,111	10,141	8,391
General and administrative	664	667	1,967	1,865
Total operating expenses	5,289	4,981	16,035	13,430
Income from operations	460	38	673	724
Gains on strategic investments, net	23	363	75	1,177
Other expense	(8)	(102)	(121)	(172)
Income before benefit from (provision for) income taxes	475	299	627	1,729
Benefit from (provision for) income taxes	(265)	169	(321)	(257)
Net income	$210	$468	$306	$1,472
Basic net income per share	$0.21	$0.48	$0.31	$1.56
Diluted net income per share	$0.21	$0.47	$0.31	$1.53
Shares used in computing basic net income per share	997	980	995	945
Shares used in computing diluted net income per share	1,000	1,001	1,001	964
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenues	$250	$272	$785	$624
Marketing and sales	224	236	693	491
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenues	$130	$103	$372	$280
Research and development	287	276	863	646
Marketing and sales	330	316	947	817
General and administrative	96	117	288	273

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net income	$210	$468	$306	$1,472
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation and other losses	(66)	(17)	(175)	(42)
Unrealized losses on marketable securities and privately held debt securities	(77)	(26)	(179)	(47)
Other comprehensive loss, before tax	(143)	(43)	(354)	(89)
Tax effect	17	5	39	9
Other comprehensive loss, net	(126)	(38)	(315)	(80)
Comprehensive income (loss)	$84	$430	$(9)	$1,392

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine months ended October 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2022	989	$1	0	$0	$50,919	$(166)	$7,377	$58,131
Common stock issued	5	0	0	0	85	0	0	85
Stock-based compensation expense	0	0	0	0	776	0	0	776
Other comprehensive loss, net of tax	0	0	0	0	0	(144)	0	(144)
Net income	0	0	0	0	0	0	28	28
Balance at April 30, 2022	994	1	0	0	51,780	(310)	7,405	58,876
Common stock issued	5	0	0	0	348	0	0	348
Stock-based compensation expense	0	0	0	0	851	0	0	851
Other comprehensive loss, net of tax	0	0	0	0	0	(45)	0	(45)
Net income	0	0	0	0	0	0	68	68
Balance at July 31, 2022	999	1	0	0	52,979	(355)	7,473	60,098
Common stock issued	3	0	0	0	69	0	0	69
Common stock repurchased	0	0	(11)	(1,743)	0	0	0	(1,743)
Stock-based compensation expense	0	0	0	0	843	0	0	843
Other comprehensive loss, net of tax	0	0	0	0	0	(126)	0	(126)
Net income	0	0	0	0	0	0	210	210
Balance at October 31, 2022	1,002	$1	(11)	$(1,743)	$53,891	$(481)	$7,683	$59,351

	Three and Nine months ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2021	919	$1	$35,601	$(42)	$5,933	$41,493
Common stock issued	6	0	67	0	0	67
Stock-based compensation expense	0	0	564	0	0	564
Other comprehensive loss, net of tax	0	0	0	(26)	0	(26)
Net income	0	0	0	0	469	469
Balance at April 30, 2021	925	1	36,232	(68)	6,402	42,567
Common stock issued	5	0	525	0	0	525
Shares issued related to the acquisition of Slack	46	0	11,269	0	0	11,269
Stock-based compensation expense	2	0	640	0	0	640
Other comprehensive loss, net of tax	0	0	0	(16)	0	(16)
Net income	0	0	0	0	535	535
Balance at July 31, 2021	978	1	48,666	(84)	6,937	55,520
Common stock issued	6	0	292	0	0	292
Stock-based compensation expense	0	0	812	0	0	812
Other comprehensive loss, net of tax	0	0	0	(38)	0	(38)
Net income	0	0	0	0	468	468
Balance at October 31, 2021	984	$1	$49,770	$(122)	$7,405	$57,054

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Operating activities:
Net income	$210	$468	$306	$1,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	941	963	2,754	2,367
Amortization of costs capitalized to obtain revenue contracts, net	423	344	1,225	992
Stock-based compensation expense	843	812	2,470	2,016
Gains on strategic investments, net	(23)	(363)	(75)	(1,177)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	471	91	5,486	3,895
Costs capitalized to obtain revenue contracts, net	(375)	(405)	(1,279)	(1,223)
Prepaid expenses and other current assets and other assets	(63)	189	(359)	(1)
Accounts payable and accrued expenses and other liabilities	(309)	(548)	(1,205)	(836)
Operating lease liabilities	(173)	(191)	(561)	(607)
Unearned revenue	(1,632)	(956)	(4,439)	(2,880)
Net cash provided by operating activities	313	404	4,323	4,018
Investing activities:
Business combinations, net of cash acquired	0	(35)	(439)	(14,816)
Purchases of strategic investments	(44)	(147)	(475)	(933)
Sales of strategic investments	98	695	181	2,164
Purchases of marketable securities	(408)	(2,193)	(4,132)	(4,509)
Sales of marketable securities	500	720	1,392	3,765
Maturities of marketable securities	585	150	1,752	1,802
Capital expenditures	(198)	(166)	(580)	(550)
Net cash provided by (used in) investing activities	533	(976)	(2,301)	(13,077)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	0	(6)	0	7,906
Repayments of Slack Convertible Notes, net of capped call proceeds	0	(1,348)	0	(1,180)
Repurchases of common stock	(1,677)	0	(1,677)	0
Proceeds from employee stock plans	233	430	688	1,030
Principal payments on financing obligations	(233)	(45)	(349)	(118)
Repayments of debt	(1)	(1)	(3)	(3)
Net cash provided by (used in) financing activities	(1,678)	(970)	(1,341)	7,635
Effect of exchange rate changes	(23)	(4)	(69)	(18)
Net increase (decrease) in cash and cash equivalents	(855)	(1,546)	612	(1,442)
Cash and cash equivalents, beginning of period	6,931	6,299	5,464	6,195
Cash and cash equivalents, end of period	$6,076	$4,753	$6,076	$4,753

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$46	$46	$184	$94
Income taxes, net of tax refunds	$113	$68	$390	$151
Non-cash investing and financing activities:
Fair value of equity awards assumed	$0	$0	$7	$205
Fair value of common stock issued as consideration for business combinations	$0	$0	$0	$11,064

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of October 31, 2022 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and nine months ended October 31, 2022 and 2021, respectively are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2022, and its results of operations, including its comprehensive income (loss), stockholders' equity and its cash flows for the three and nine months ended October 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.
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
No single customer accounted for more than five percent of accounts receivable at October 31, 2022 and January 31, 2022. No single customer accounted for five percent or more of total revenue during the nine months ended October 31, 2022 and 2021. As of October 31, 2022 and January 31, 2022, assets located outside the Americas were 12 percent and 13 percent of total assets, respectively. As of October 31, 2022 and January 31, 2022, assets located in the United States were 86 percent of total assets.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of October 31, 2022, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 19 percent of the portfolio in aggregate. As of January 31, 2022, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investment portfolio and represented 21 percent of the portfolio in aggregate.
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
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and nine months ended October 31, 2022 and 2021.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income (loss) until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other expense, net on the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other expense.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated primarily with intercompany receivables and payables. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real, and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of October 31, 2022 and January 31, 2022 was $5.1 billion and $6.1 billion, respectively.
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
Lease expenses for minimum lease payments for operating leases, which includes amortization expense of ROU assets, are recognized on a straight-line basis over the lease term. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term, and interest expense for finance lease liabilities is recognized based on the incremental borrowing rate. Expense for variable lease payments are recognized as incurred.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Sales	$1,717	$1,538	$5,044	$4,403
Service	1,856	1,658	5,445	4,764
Platform and Other	1,513	1,277	4,410	3,159
Marketing and Commerce	1,129	1,006	3,339	2,856
Data	1,018	900	2,994	2,647
	$7,233	$6,379	$21,232	$17,829

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Americas	$5,361	$4,638	$15,593	$13,044
Europe	1,745	1,581	5,228	4,299
Asia Pacific	731	644	2,147	1,823
	$7,837	$6,863	$22,968	$19,166
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 92 percent and 94 percent during the three months ended October 31, 2022 and 2021, respectively. Americas’ revenue attributed to the United States was approximately 93 percent and 94 percent during the nine months ended October 31, 2022 and 2021, respectively. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2022 and 2021.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $762 million as of October 31, 2022 as compared to $587 million as of January 31, 2022, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Unearned revenue, beginning of period	$12,825	$11,067	$15,628	$12,607
Billings and other (1)	6,142	5,810	18,354	16,019
Contribution from contract asset	63	97	175	267
Revenue recognized over time	(7,473)	(6,511)	(21,865)	(18,070)
Revenue recognized at a point in time	(364)	(352)	(1,103)	(1,096)
Unearned revenue from business combinations	0	5	4	389
Unearned revenue, end of period	$11,193	$10,116	$11,193	$10,116
(1) Other includes, for example, the impact of foreign currency translation.
The majority of revenue recognized for these services is from the beginning of period unearned revenue balance.
Revenue recognized over time primarily includes Cloud Services subscription and support revenue, which is generally recognized ratably over time, and professional services and other revenue, which is generally recognized ratably or as delivered.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2022	$20.9	$19.1	$40.0
As of January 31, 2022	$22.0	$21.7	$43.7

3. Investments
Marketable Securities
At October 31, 2022, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,894	$0	$(145)	$3,749
U.S. treasury securities	357	0	(14)	343
Mortgage-backed obligations	286	0	(16)	270
Asset-backed securities	1,099	0	(31)	1,068
Municipal securities	255	0	(9)	246
Covered bonds	112	0	(9)	103
Other	65	0	(2)	63
Total marketable securities	$6,068	$0	$(226)	$5,842
At January 31, 2022, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,153	$2	$(34)	$3,121
U.S. treasury securities	205	0	(3)	202
Mortgage-backed obligations	229	0	(4)	225
Asset-backed securities	1,056	0	(5)	1,051
Municipal securities	225	0	(2)	223
Commercial paper	27	0	0	27
Covered bonds	212	0	(2)	210
Other	14	0	0	14
Total marketable securities	$5,121	$2	$(50)	$5,073
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	October 31, 2022	January 31, 2022
Due within 1 year	$2,353	$2,161
Due in 1 year through 5 years	3,485	2,899
Due in 5 years through 10 years	4	13
	$5,842	$5,073
Strategic Investments
Strategic investments by form and measurement category as of October 31, 2022 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$179	$4,757	$123	$5,059
Debt securities and other investments	0	0	65	65
Balance as of October 31, 2022	$179	$4,757	$188	$5,124

Strategic investments by form and measurement category as of January 31, 2022 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$4,204	$122	$4,696
Debt securities and other investments	0	0	88	88
Balance as of January 31, 2022	$370	$4,204	$210	$4,784

The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $446 million and $467 million, as of October 31, 2022 and January 31, 2022, respectively.
Gains on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Unrealized gains (losses) recognized on publicly traded equity securities, net	$0	$98	$(103)	$(13)
Unrealized gains recognized on privately held equity securities, net	57	162	174	964
Impairments on privately held equity and debt securities	(68)	(11)	(121)	(45)
Unrealized gains (losses), net	(11)	249	(50)	906
Realized gains on sales of securities, net	34	114	125	271
Gains on strategic investments, net	$23	$363	$75	$1,177

Unrealized gains recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $66 million and $131 million and impairments of $66 million and $28 million for the three months ended October 31, 2022 and 2021, respectively. The Company recorded upward adjustments of $196 million and $933 million and impairments of $96 million and $55 million for the nine months ended October 31, 2022 and 2021, respectively.
Realized gains on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
The Company calculates cumulative realized gains on sales of securities, net, as the difference between the sale proceeds and the initial purchase price for securities sold during the period. Cumulative realized losses on the sales of securities for the three months ended October 31, 2022 were $85 million, net, and cumulative realized gains for the nine months ended October 31, 2022 were $24 million, net, respectively.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of October 31, 2022 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,777	$0	$1,777
Money market mutual funds	779	0	0	779
Cash equivalent securities	0	907	0	907
Marketable securities:
Corporate notes and obligations	0	3,749	0	3,749
U.S. treasury securities	0	343	0	343
Mortgage-backed obligations	0	270	0	270
Asset-backed securities	0	1,068	0	1,068
Municipal securities	0	246	0	246
Commercial paper	0	0	0	0
Covered bonds	0	103	0	103
Other	0	63	0	63
Strategic investments:
Equity securities	179	0	0	179
Total assets	$958	$8,526	$0	$9,484
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.6 billion of cash, as of October 31, 2022.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.9 billion and $4.4 billion as of October 31, 2022 and January 31, 2022, respectively.
5. Leases and Other Commitments and Other Balance Sheet Accounts
Leases
The Company has operating leases for corporate offices, data centers and equipment under non-cancelable operating leases with various expiration dates.
Total operating lease costs were $239 million and $294 million for the three months ended October 31, 2022 and 2021, respectively, and $692 million and $818 million for the nine months ended October 31, 2022 and 2021, respectively.
As of October 31, 2022, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining three months of fiscal 2023	$137	$52
Fiscal 2024	568	217
Fiscal 2025	555	208
Fiscal 2026	490	144
Fiscal 2027	444	42
Thereafter	1,583	0
Total minimum lease payments	3,777	663
Less: Imputed interest	(379)	(17)
Total	$3,398	$646
As of October 31, 2022, the Company has additional operating leases that have not yet commenced totaling $450 million and therefore, are not reflected on the condensed consolidated balance sheets and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2023 and fiscal year 2025 with lease terms of 2 to 17 years.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of October 31, 2022 included approximately $1.9 billion of accrued compensation as compared to $2.4 billion as of January 31, 2022.

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
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2022	Additions and retirements, net	October 31, 2022	January 31, 2022	Expense and retirements, net	October 31, 2022	January 31, 2022	October 31, 2022	October 31, 2022
Acquired developed technology	$5,633	$36	$5,669	$(2,263)	$(785)	$(3,048)	$3,370	$2,621	3.0
Customer relationships	6,995	62	7,057	(1,662)	(655)	(2,317)	5,333	4,740	5.9
Other (1)	345	0	345	(70)	(38)	(108)	275	237	4.7
Total	$12,973	$98	$13,071	$(3,995)	$(1,478)	$(5,473)	$8,978	$7,598	4.9
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended October 31, 2022 and 2021 was $474 million and $508 million, respectively, and for the nine months ended October 31, 2022 and 2021 was $1.5 billion and $1.1 billion, respectively.
The expected future amortization expense for intangible assets as of October 31, 2022 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2023	$473
Fiscal 2024	1,869
Fiscal 2025	1,597
Fiscal 2026	1,355
Fiscal 2027	990
Thereafter	1,314
Total amortization expense	$7,598
Customer Contract Assets Acquired Through Business Combinations
Customer contract assets resulting from business combinations reflect the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding assumed contract terms. Customer contract assets resulting from business combinations were $38 million and $79 million as of October 31, 2022 and January 31, 2022, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2022	$47,937
Traction on Demand	293
Other acquisitions and adjustments (1)	325
Balance as of October 31, 2022	$48,555
(1) Adjustments include measurement period adjustments for business combinations from the prior year, including approximately $249 million related to our July 2021 acquisition of Slack Technologies, Inc. (“Slack”) and the effect of foreign currency translation.
8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of October 31, 2022	October 31, 2022	January 31, 2022
2023 Senior Notes	April 2018	April 2023	3.25%	$1,000	$999	$998
Loan assumed on 50 Fremont	February 2015	June 2023	3.75	183	183	186
2024 Senior Notes	July 2021	July 2024	0.625	1,000	998	997
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,493	1,492
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	992	990
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,489	1,488
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,234	1,234
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,977	1,976
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,235	1,235
Total carrying value of debt				$10,683	10,600	10,596
Less current portion of debt					(1,182)	(4)
Total noncurrent debt					$9,418	$10,592
The Company was in compliance with all debt covenants as of October 31, 2022.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $8.3 billion and $10.3 billion as of October 31, 2022 and January 31, 2022, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of the third quarter of trading of fiscal 2023 and the last day of trading of fiscal 2022, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of October 31, 2022 were as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2023	$1
Fiscal 2024	1,182
Fiscal 2025	1,000
Fiscal 2026	0
Fiscal 2027	0
Thereafter	8,500
Total principal outstanding	$10,683
Revolving Credit Facility
In December 2020, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other institutional lenders (the “Revolving Loan Credit Agreement”) that provides for a $3.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in December 2025. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022, the Company amended the Revolving Loan Credit Agreement to reflect certain administrative changes.

There were no outstanding borrowings under the Credit Facility as of October 31, 2022. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statements of operations.
9. Stockholders’ Equity
Stock option activity for the nine months ended October 31, 2022 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2022	21	$156.34
Options granted under all plans	7	208.15
Exercised	(2)	102.01
Plan shares expired or canceled	(2)	185.55
Balance as of October 31, 2022	24	$174.52	$409
Vested or expected to vest	23	$172.17	$405
Exercisable as of October 31, 2022	12	$143.61	$355
Restricted stock activity for the nine months ended October 31, 2022 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2022	27	$202.85
Granted - restricted stock units and awards	17	205.20
Granted - performance-based stock units	1	203.28
Canceled	(4)	202.94
Vested and converted to shares	(10)	195.29
Balance as of October 31, 2022	31	$206.48	$5,091
Expected to vest	27		$4,393
The aggregate expected stock-based compensation expense remaining to be recognized as of October 31, 2022 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2023	$842
Fiscal 2024	2,515
Fiscal 2025	1,873
Fiscal 2026	1,151
Thereafter	178
Total stock-based compensation expense	$6,559
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of October 31, 2022 and assumes no forfeiture activity.

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
The Company accounts for treasury stock under the cost method.
During three months ended October 31, 2022, the Company repurchased approximately 11 million shares of its common stock for approximately $1.7 billion at an average price per share of $152.66. All repurchases were made in open market transactions. As of October 31, 2022, the Company was authorized to purchase a remaining $8.3 billion of our common stock under the Share Repurchase Program.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2022, the Company reported a tax provision of $321 million on pretax income of $627 million, which resulted in an effective tax rate of 51 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent and withholding taxes.
For the nine months October 31, 2021, the Company reported a tax provision of $257 million on pretax income of $1.7 billion, which resulted in an effective tax rate of 15 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent, offset by excess tax benefits from stock-based compensation.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States and Germany. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company’s tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that an inconsequential decrease of its unrecognized tax benefits may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
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

A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net income	$210	$468	$306	$1,472
Denominator:
Weighted-average shares outstanding for basic earnings per share	997	980	995	945
Effect of dilutive securities:
Employee stock awards	3	21	6	19
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	1,000	1,001	1,001	964
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Employee stock awards	44	2	37	4
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3,

2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which remains pending. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending of Slack’s petition for a writ of certiorari in the Federal Action. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic and related public health measures; our ability to maintain security levels and service performance meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau Software, Inc. and Slack Technologies, Inc., and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, including our July 2021 acquisition of Slack Technologies, Inc., and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or work-from-home policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, increasing interest rates and changes in monetary policy; the impact of geopolitical events; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; the ability to execute our Share Repurchase Program; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies; and our ability to achieve our aspirations, goals and projections related to our environmental, social and governance initiatives. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
Highlights from the First Nine Months of Fiscal 2023
•Revenue: For the nine months ended October 31, 2022, revenue was $23.0 billion, an increase of 20 percent year-over-year.
•Earnings per Share: For the nine months ended October 31, 2022, diluted earnings per share was $0.31 as compared to diluted earnings per share of $1.53 from a year ago.
•Cash: Cash provided by operations for the nine months ended October 31, 2022 was $4.3 billion, an increase of 8 percent year-over-year. Total cash, cash equivalents and marketable securities as of October 31, 2022 was $11.9 billion.
•Remaining Performance Obligation: Total remaining performance obligation as of October 31, 2022 was approximately $40.0 billion, an increase of 10 percent year-over-year. Current remaining performance obligation as of October 31, 2022 was approximately $20.9 billion, an increase of 11 percent year-over-year.
•Share Repurchase Program: In August 2022, our Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock. During three months ended October 31, 2022, we repurchased approximately 11 million shares of our common stock for approximately $1.7 billion. As of October 31, 2022, we were authorized to purchase a remaining $8.3 billion of our common stock under the Share Repurchase Program.
While we continue to see growth in our total revenues, macroeconomic factors have impacted our business and our customers’ businesses in ways that are difficult to isolate and quantify. Beginning in July 2022, we saw more measured buying behavior from our customers resulting in stretched sales cycles, additional approval layers required from our customers and deal compression. These trends continued in the third quarter of fiscal 2023 as we saw a more challenging buying environment and our customers incrementally scrutinized their purchasing decisions. However, there was no material impact to our consolidated revenues for the three and nine months ended October 31, 2022 or our remaining performance obligation as of October 31, 2022. The outlook for the macroeconomic environment and its impact on our business remains uncertain. Slower growth in new and renewal business impacts our future results and projections. The slower growth in new and renewal business, particularly if sustained, could impact our remaining performance obligation or revenues, and our ability to meet financial guidance and long term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations negatively impacted revenues by approximately four percent in the three months ended October 31, 2022 and negatively impacted our current remaining performance obligation by approximately four percent as of October 31, 2022 compared to what we would have reported as of October 31, 2021 using constant currency rates. Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling, and Japanese Yen. Based on the continued volatility in foreign currency markets, we expect lower revenue growth in the near-term compared to past results. If these conditions continue throughout the remainder of fiscal 2023, they could have a material adverse impact on our near-term results and our ability to accurately predict our future results and earnings. The impact of these fluctuations could also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and our industry-specific reach with more vertical software solutions. These growth levers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics have lower attrition rates than our company average. We plan to continue to reinvest a portion of our income from operations in future periods to grow and innovate our business and service offerings and expand our leadership role in the cloud computing industry. We drive innovation organically and, to a lesser extent, through acquisitions.
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
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 92 percent of our total revenues for the nine months ended October 31, 2022.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the nine months ended October 31, 2022.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of October 31, 2022, our attrition rate, excluding MuleSoft, Tableau and Slack, was below 7.5 percent. While our attrition rate is difficult to predict, we expect it to remain consistent for the near term due to the diversity of size, industry and geography within the customer base. However, our attrition rate may increase over time.
We continue to maintain a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues.

Attrition and Subscription and Support Revenue
Attrition
20%
0%
7,500
5,000
2,500
0
Subscription and support revenue (in millions)
Q3 FY21
Q3 FY22
Q3 FY23
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
Remaining performance obligation consisted of the following:

Remaining Performance Obligation (RPO)
(as of period ended)
$45
$30
$15
$0
$ (in Billions)
Q3 FY21
Q4 FY21
Q1 FY22
Q2 FY22
Q3 FY22
Q4 FY22
Q1 FY23
Q2 FY23
Q3 FY23
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
Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based compensation expense, the cost of subcontractors, certain third-party fees and allocated overhead. We believe that our professional services organization facilitates the adoption of our service offerings, helps us to secure larger subscription revenue contracts and supports our customers’ success. The cost of professional services may exceed revenues from professional services in future fiscal periods.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

3	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Subscription and support	$7,233	92%	$6,379	93%	$21,232	92%	$17,829	93%
Professional services and other	604	8	484	7	1,736	8	1,337	7
Total revenues	7,837	100	6,863	100	22,968	100	19,166	100
Cost of revenues (1)(2):
Subscription and support	1,451	19	1,335	20	4,381	19	3,603	19
Professional services and other	637	8	509	7	1,879	8	1,409	7
Total cost of revenues	2,088	27	1,844	27	6,260	27	5,012	26
Gross profit	5,749	73	5,019	73	16,708	73	14,154	74
Operating expenses (1)(2):
Research and development	1,280	16	1,203	18	3,927	17	3,174	17
Marketing and sales	3,345	43	3,111	45	10,141	44	8,391	44
General and administrative	664	8	667	9	1,967	9	1,865	9
Total operating expenses	5,289	67	4,981	72	16,035	70	13,430	70
Income from operations	460	6	38	1	673	3	724	4
Gains on strategic investments, net	23	0	363	5	75	0	1,177	6
Other expense	(8)	0	(102)	(2)	(121)	0	(172)	(1)
Income before benefit from (provision for) income taxes	475	6	299	4	627	3	1,729	9
Benefit from (provision for) income taxes	(265)	(3)	169	3	(321)	(2)	(257)	(1)
Net income	$210	3%	$468	7%	$306	1%	$1,472	8%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Cost of revenues	$250	3%	$272	4%	$785	3%	$624	3%
Marketing and sales	224	3	236	3	693	3	491	3

(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	% of Total Revenues	2021	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Cost of revenues	$130	2%	$103	1%	$372	2%	$280	2%
Research and development	287	4	276	4	863	4	646	3
Marketing and sales	330	4	316	5	947	4	817	4
General and administrative	96	1	117	2	288	1	273	2

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	October 31, 2022	January 31, 2022
Cash, cash equivalents and marketable securities	$11,918	$10,537
Unearned revenue	11,193	15,628
Remaining performance obligation	40.0	43.7
Principal due on our outstanding debt obligations (1)	10,683	10,686
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the nine months ended October 31, 2022 compared to the same period in fiscal 2022 was impacted by our recent acquisitions, including the acquisition of Slack in July 2021, our largest acquisition to date. In our discussion of changes in our results of operations for the nine months ended October 31, 2022 compared to the same period in fiscal 2022, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date for the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended October 31,		Variance
(in millions)	2022	2021	Dollars	Percent
Subscription and support	$7,233	$6,379	$854	13%
Professional services and other	604	484	120	25
Total revenues	$7,837	$6,863	$974	14%

	Nine Months Ended October 31,		Variance
(in millions)	2022	2021	Dollars	Percent
Subscription and support	$21,232	$17,829	$3,403	19%
Professional services and other	1,736	1,337	399	30
Total revenues	$22,968	$19,166	$3,802	20%
The increase in subscription and support revenues for the three and nine months ended October 31, 2022 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately five percent of total subscription and support revenues for the three and nine months ended October 31, 2022. Subscription and support revenues accounted for approximately 92 percent of our total revenues for the three and nine months ended October 31, 2022 and 2021, respectively.
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
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,
	2022	As a % of Total Subscription and Support Revenues	2021	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$1,717	24%	$1,538	24%	12%
Service	1,856	26	1,658	26	12
Platform and Other	1,513	20	1,277	20	18
Marketing and Commerce	1,129	16	1,006	16	12
Data	1,018	14	900	14	13
Total	$7,233	100%	$6,379	100%	13%

	Nine Months Ended October 31,
	2022	As a % of Total Subscription and Support Revenues	2021	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$5,044	24%	$4,403	25%	15%
Service	5,445	26	4,764	27	14
Platform and Other	4,410	20	3,159	18	40
Marketing and Commerce	3,339	16	2,856	16	17
Data	2,994	14	2,647	14	13
Total	$21,232	100%	$17,829	100%	19%
Our Industry Offerings revenue is included in one of the above service offerings depending on the primary service purchased. Slack revenues are included in Platform and Other. Data is comprised of revenue from Analytics and Integration service offerings.
Data subscription and support revenues include revenues from term and perpetual software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Data to experience greater volatility in revenues period to period compared to our other service offerings. For example, in fiscal 2022, we made changes to our go-to-market organizations within our Data offering that created greater short-term disruption than anticipated, resulting in lower revenue growth in our Data offering in both the second half of fiscal 2022 and the first quarter of fiscal 2023. We did not see a material impact to Data revenues in the second and third quarters of fiscal 2023 due to these changes and do not expect these changes to have a material adverse effect on our business or our ability to meet our consolidated long-term revenue targets. We are starting to see the benefits of these changes to our Mulesoft offering and continue to make adjustments to reaccelerate our Tableau offering. Additionally, as we transition customers within the Data offering from term software licenses to subscription based services, revenue associated with such customers will generally be recognized ratably over the contract term, resulting in potentially less revenue in the period the customer transitions but potentially increasing revenues over the remaining term.

Revenues by Geography

	Three Months Ended October 31,
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Growth rate
Americas	$5,361	68%	$4,638	68%	16%
Europe	1,745	23	1,581	23	10
Asia Pacific	731	9	644	9	14
	$7,837	100%	$6,863	100%	14%

	Nine Months Ended October 31,
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Growth rate
Americas	$15,593	68%	$13,044	68%	20%
Europe	5,228	23	4,299	22	22
Asia Pacific	2,147	9	1,823	10	18
	$22,968	100%	$19,166	100%	20%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Total revenue during the three months ended October 31, 2022 was negatively impacted by foreign currency fluctuations of approximately four percent compared to the three months ended October 31, 2021.
Cost of Revenues

	Three Months Ended October 31,				Variance
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Dollars
Subscription and support	$1,451	19%	$1,335	20%	$116
Professional services and other	637	8	509	7	128
Total cost of revenues	$2,088	27%	$1,844	27%	$244

	Nine Months Ended October 31,				Variance
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Dollars
Subscription and support	$4,381	19%	$3,603	19%	$778
Professional services and other	1,879	8	1,409	7	470
Total cost of revenues	$6,260	27%	$5,012	26%	$1,248
For the three months ended October 31, 2022, the increase in cost of revenues was primarily due to an increase of $137 million in employee-related costs, an increase of $27 million in stock-based compensation expense and an increase of $60 million in service delivery costs, primarily due to our efforts to increase data center capacity. For the nine months ended October 31, 2022, the increase in cost of revenues was primarily due to an increase of $474 million in employee-related costs, an increase of $92 million in stock-based compensation expense, an increase of $261 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $161 million.
We have increased our headcount by 32 percent since October 31, 2021 to meet the higher demand for services from our customers, and our fiscal 2023 acquisition of Traction on Demand also contributed to this increase. We intend to continue to invest in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to utilize our professional services organization to facilitate the adoption of our services. The timing of the adoption of our services may impact our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.

Operating Expenses

	Three Months Ended October 31,				Variance
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Dollars
Research and development	$1,280	16%	$1,203	18%	$77
Marketing and sales	3,345	43	3,111	45	234
General and administrative	664	8	667	9	(3)
Total operating expenses	$5,289	67%	$4,981	72%	$308

	Nine Months Ended October 31,				Variance
(in millions)	2022	As a % of Total Revenues	2021	As a % of Total Revenues	Dollars
Research and development	$3,927	17%	$3,174	17%	$753
Marketing and sales	10,141	44	8,391	44	1,750
General and administrative	1,967	9	1,865	9	102
Total operating expenses	$16,035	70%	$13,430	70%	$2,605
For the three months ended October 31, 2022, the increase in research and development expenses was primarily due to an increase of approximately $84 million in employee related costs, an increase in stock-based compensation expense of $11 million and increases in our development and test data center costs. For the nine months ended October 31, 2022, the increase in research and development expenses was primarily due to an increase of approximately $473 million in employee-related costs, an increase in stock-based compensation expense of $217 million and increases in our development and test data center costs. Our research and development headcount increased by 11 percent since October 31, 2021 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. The increase in research and development expenses for the nine months ended October 31, 2022 was also impacted by the timing of the July 2021 acquisition of Slack. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in the development of new, and the improvement of existing, technologies and to support the integration of acquired technologies.
For the three months ended October 31, 2022, the increase in marketing and sales expenses was primarily due to an increase of $238 million in employee-related costs, which includes the amortization of deferred commissions, and an increase in stock-based compensation expense of $14 million. For the nine months ended October 31, 2022, the increase in marketing and sales expenses was primarily due to an increase of $1.1 billion in employee-related costs, which includes the amortization of deferred commissions, an increase of $130 million in stock-based compensation and an increase in amortization of purchased intangibles of $202 million. Our marketing and sales headcount increased by 11 percent since October 31, 2021, primarily due to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increase in marketing and sales expenses for the nine months ended October 31, 2022 was also impacted by the timing of the July 2021 acquisition of Slack. We expect that marketing and sales expenses will increase in absolute dollars and will remain consistent as a percentage of revenues in the near term.
For three months ended October 31, 2022, general and administrative expenses were relatively consistent with the prior period. The increase in general and administrative expenses for the nine months ended October 31, 2022 was impacted by the timing of the July 2021 acquisition of Slack. Our general and administrative headcount increased by seven percent since October 31, 2021 as we added personnel to support our growth. The nine months ended October 31, 2021 include transaction costs associated with our acquisition of Slack of approximately $54 million. We expect that general and administrative expenses may increase in absolute dollars but will generally remain consistent as a percentage of revenue in the near term.

Other Income and Expense

	Three Months Ended October 31,		Variance
(in millions)	2022	2021	Dollars
Gains on strategic investments, net	$23	$363	$(340)
Other expense	(8)	(102)	94

	Nine Months Ended October 31,		Variance
(in millions)	2022	2021	Dollars
Gains on strategic investments, net	$75	$1,177	$(1,102)
Other expense	(121)	(172)	51
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. For the three months ended October 31, 2022, our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments and realized gains on sales of securities of $57 million and $34 million, respectively, partially offset by $68 million of impairments. For the nine months ended October 31, 2022 our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments and realized gains on sales of securities of $174 million and $125 million, respectively, which was partially offset by impairments of $121 million and high public market volatility resulting in an unrealized loss on our publicly held investments of $103 million.
Other expense primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $75 million and $72 million for the three months ended October 31, 2022 and 2021, respectively and $224 million and $147 million for the nine months ended October 31, 2022 and 2021, respectively.
Benefit From (Provision For) Income Taxes

	Three Months Ended October 31,		Variance
(in millions)	2022	2021	Dollars
Benefit from (provision for) income taxes	$(265)	$169	$(434)
Effective tax rate	56%	(57)%

	Nine Months Ended October 31,		Variance
(in millions)	2022	2021	Dollars
Benefit from (provision for) income taxes	$(321)	$(257)	$(64)
Effective tax rate	51%	15%
We recorded a tax provision of $265 million on pretax income of $475 million for the three months ended October 31, 2022, and a tax provision of $321 million on pretax income of $627 million for the nine months ended October 31, 2022. The majority of our year-to-date tax provision was related to taxes from profitable jurisdictions outside of the United States which includes withholding taxes. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including, for example, acquisitions, changes to our operating structure, COVID-19 and other macroeconomic factors.
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
The Inflation Reduction Act was signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for fiscal 2024. We are currently evaluating the applicability and the effect of the new law to our financial results.

Liquidity and Capital Resources
At October 31, 2022, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $11.9 billion and accounts receivable of $4.3 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of October 31, 2022 provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
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
Cash Flows
For the three and nine months ended October 31, 2022 and 2021, our cash flows were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net cash provided by operating activities	$313	$404	$4,323	$4,018
Net cash provided by (used in) investing activities	533	(976)	(2,301)	(13,077)
Net cash provided by (used in) financing activities	(1,678)	(970)	(1,341)	7,635
Operating Activities
The net cash provided by operating activities during the nine months ended October 31, 2022 was related to net income of $306 million, adjusted for non-cash items including $2.8 billion of depreciation and amortization and $2.5 billion related to stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the nine months ended October 31, 2022 was further benefited by the change in accounts receivable, net of $5.5 billion due to cash collections and partially offset by the change in unearned revenue of $4.4 billion and the change in accounts payable, accrued expenses and other liabilities of $1.2 billion. As our business continues to grow and our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during the nine months ended October 31, 2021 was primarily related to net income of $1.5 billion and adjusted for non-cash items such as $2.4 billion related to depreciation and amortization, $2.0 billion of expenses related to stock-based compensation expense and $1.2 billion related to gains on strategic investments, net. Cash provided by operating activities during the nine months ended October 31, 2021 further benefited by the change in accounts receivable of $3.9 billion, partially offset by the change in unearned revenue, net of $2.9 billion.
Investing Activities
The net cash used in investing activities during the nine months ended October 31, 2022 was primarily related to net outflows of $1.0 billion from marketable securities activity, cash consideration for acquisitions of approximately $439 million and net outflows of $294 million from strategic investment activity.
The net cash used in investing activities during the nine months ended October 31, 2021 was primarily related to the cash consideration for the acquisitions of Slack and Acumen, net of cash acquired, of approximately $14.8 billion partially offset by net cash inflows of $1.1 billion from marketable securities and $1.2 billion from strategic investments.
Financing Activities
Net cash used in financing activities during the nine months ended October 31, 2022 consisted primarily of $1.7 billion from repurchases of common stock partially offset by $688 million from proceeds from equity plans.
Net cash provided by financing activities during the nine months ended October 31, 2021 consisted primarily of net proceeds of $7.9 billion from our July 2021 issuance of Senior Notes, $1.0 billion from proceeds from equity plans, partially offset by payments related to the Slack Convertible Notes net of capped call proceeds of $1.2 billion.

Debt
As of October 31, 2022, we had senior unsecured debt outstanding, with maturities starting in April 2023 through July 2061. The total carrying value of this debt was $10.4 billion, of which $1.0 billion is related to the 2023 Senior Notes due in the next 12 months. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in June 2023, with a total carrying value of $183 million. We were in compliance with all debt covenants as of October 31, 2022.
In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of October 31, 2022. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. During the three months ended October 31, 2022, we repurchased approximately 11 million shares of our common stock for approximately $1.7 billion at an average cost of $152.66. All repurchases were made in open market transactions. As of October 31, 2022, we were authorized to purchase a remaining $8.3 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to October 31, 2022, we have paid approximately $0.8 billion through November 29, 2022 for additional shares under the Share Repurchase Program.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of October 31, 2022, the future non-cancelable minimum payments under these commitments were approximately $4.4 billion, with payments of $0.8 billion due in the next 12 months and $3.6 billion due thereafter. As of October 31, 2022, we have additional operating leases that have not yet commenced totaling $450 million. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During fiscal 2023 and in future fiscal years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth.
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
The Inflation Reduction Act was signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period, and a 1 percent excise tax imposed on certain stock repurchases by publicly traded companies. The corporate minimum tax will be effective in fiscal 2024, and the excise tax applies to stock repurchases made after December 31, 2022. We are currently evaluating the applicability and the effect of the new law to our future cash flows.

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
The topics covered in this section are informed by an internal ESG prioritization assessment refreshed in fiscal 2022, which assesses topics based on their potential impact to both our own enterprise value creation and the environment and society more broadly. The assessment gathered input from a number of our key internal and external stakeholders, such as investors, customers, suppliers, our employees and executives, non-governmental organizations and sector organizations. Our ESG disclosures are also informed by relevant topics identified through third-party ESG reporting organizations, frameworks and standards, such as the Task Force on Climate-Related Financial Disclosures (“TCFD”). More information on our key ESG programs, goals and commitments, and key metrics can be found in our annual Stakeholder Impact Report, https://salesforce.com/stakeholder-impact-report.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. This exposure has increased due to recent financial market movements and changes to our expectations of near-term possible movements caused by the impact of the macroeconomic environment and COVID-19 as discussed in more detail below.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended October 31, 2022, was negatively impacted by approximately four percent compared to the three months ended October 31, 2021. In addition, fluctuations in USD against international currencies negatively impacted our current remaining performance obligation by approximately four percent as of October 31, 2022 compared to what we would have reported as of October 31, 2021 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $11.9 billion as of October 31, 2022. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at October 31, 2022 could result in a $57 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive loss, net, and are realized only if we sell the underlying securities.
At January 31, 2022, we had cash, cash equivalents and marketable securities totaling $10.5 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $58 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of October 31, 2022	Interest Terms	Contractual Interest Rate
2023 Senior Notes	April 2023	$1,000	Fixed	3.25%
Loan assumed on 50 Fremont	June 2023	183	Fixed	3.75
2024 Senior Notes	July 2024	1,000	Fixed	0.625
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of October 31, 2022, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of October 31, 2022, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $5.1 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented nineteen percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of October 31, 2022 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of October 31, 2022
Publicly held equity securities	$96	$58	$(24)	$130
Privately held equity securities	3,602	1,569	(242)	4,929
Total equity securities	$3,698	$1,627	$(266)	$5,059
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

Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 39 percent of our total strategic investments as of October 31, 2022, could result in a $165 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
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
For more information regarding legal proceedings see Note 12 “Legal Proceedings and Claims” to the condensed consolidated financial statements in Item 1 of Part I.
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
•Failure to realize the anticipated benefits of the acquisition of Slack.
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
•Provisions in our certificate of incorporation and bylaws and Delaware law that might discourage, delay or prevent a change of control of the Company or changes in our management.
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
We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could be the result of employee, contractor or other third-party acts or inaction, and could negatively affect our brand and reputation. Defects in our products could create vulnerabilities that could inadvertently permit access to protected customer data. For example, in December 2021, a vulnerability in a widely-used open-source software application, known as Apache Log4j, was identified that could have allowed bad actors to remotely access a target, potentially stealing data or taking control of a target’s system. We promptly worked to remediate vulnerabilities related to Apache Log4j in our internal systems and service offerings while working with our vendors to ensure the same. While this issue did not materially affect our business, reputation or financial results, there is no assurance that such circumstances or other similar incidents in the future could result in material adverse effect on our business. Vulnerabilities in open source or any proprietary or third-party product can persist even after security patches have been issued if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching was complete.
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, several countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds on transactions involving foreign investments and acquisitions. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
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
We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, observable price changes and both temporary and permanent impairments to our investments. These changes could be material based on market conditions and events. While historically our strategic investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our equity securities within our strategic investments portfolio. Volatility in global market conditions, including recent economic disruptions, inflation and ongoing volatility in the public equity markets, may impact our strategic investment portfolio and our financial results may fluctuate from historical results and expectations.
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
We are increasingly building AI into many of our offerings. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of artificial intelligence solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.
Our aspirations and disclosures related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
We have established and publicly announced ESG goals, including our commitments to advancing racial and gender equality within our workforce and reducing greenhouse gas emissions. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
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
Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), which will amend the CCPA on January 1, 2023, the Virginia Consumer Data Protection Act, which also goes into effect on January 1, 2023, the Colorado Privacy Act, which goes into effect on July 1, 2023, the Utah Consumer Privacy Act, which goes into effect on December 31, 2023, and the Connecticut Act, which goes into effect July 1, 2023, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
In addition, historically, various safe harbors have been provided to those who hosted content provided by others, such as safe harbors from monetary damages for copyright infringement arising from copyrighted content provided by customers and others and for defamation and other torts arising from information provided by customers and others. There is an increasing demand for repealing or limiting these safe harbors by either judicial decision or legislation. Loss of these safe harbors may require altering or limiting some of our services or may require additional contractual terms to avoid liabilities for our customers’ misconduct.
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny amongst customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally.For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. While the EU and US governments have recently advanced the EU-US Data Privacy Framework to foster EU-to-US data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-US bilateral cross-border transfer frameworks. As a result, regulators may be inclined to continue to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers. Certain countries outside of the EEA (e.g., China and India) have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CCPA, the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.

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
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. For example, in 2020 we were made a party to a legal proceeding brought by a Dutch privacy advocacy group (the Privacy Collective) on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. In December 2021, the Amsterdam District Court declared the Privacy Collective inadmissible in its claims against us and dismissed the case, however this is currently being appealed by the Privacy Collective. We were also named as a defendant in a similar lawsuit brought in the UK, which has subsequently been dismissed. Although we believe that these claims lack merit, these or similar future claims could cause reputational harm to our brand or result in liability.
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
Further, in some cases, industry-specific, regionally-specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. This is also true with respect to the global proliferation of laws regulating the financial services industry, including its use of cloud services. In Europe, the Digital Operational Resilience Act (DORA), which aims to ensure the resilience of the EU financial sectors, including through mandatory risk management, incident reporting, resilience testing, and third-party outsourcing restrictions, is expected to be officially passed into law within a year. The UK is advancing similar legislation and other countries may follow. Further, countries are considering legal frameworks on artificial intelligence, which is a trend that may increase now that the European Commission has proposed the first such framework. Any failure or perceived failure by Salesforce to comply with such requirements could have an adverse impact on our business.
There are various statutes, regulations and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. In addition, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or interpretative positions to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive. These regulatory efforts could result in laws, regulations or interpretative positions that may require us to change certain of our business practices, undertake new compliance obligations or otherwise may have an adverse impact on our business and results.
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
We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in the tax effects of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
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
As of October 31, 2022, we had a substantial level of outstanding debt, including our Senior Notes and the loan we assumed when we purchased 50 Fremont. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. There were no outstanding borrowings under the Credit Facility as of October 31, 2022. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
We regularly monitor our compliance with applicable financial and nonfinancial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. For example, proposed reporting requirements such as the SEC proposals related to the enhancement and standardization of climate-related disclosures may require us to change our accounting policies, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.
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
•changes in the fair value of our strategic investments in early-to-late-stage privately held and public companies, including temporary impairments, which could negatively and materially impact our financial results, particularly in periods of significant market fluctuations;
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

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of the Company or changes in our management and, therefore, depress the market price of our common stock.
Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of the Company or changes in our management that the stockholders of the Company may deem advantageous. These provisions among other things:
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchases of the Company’s common stock for the three months ended October 31, 2022 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2022	1	$160.19	1	$9,887
September 2022	5	152.11	5	9,070
October 2022	5	152.21	5	8,257
Total	11		11
(1)    In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
(2)    Average price paid per share includes costs associated with the repurchases, when applicable.
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

Dated: November 30, 2022
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: November 30, 2022
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)