Form 10-K
period 2023-01-31
Salesforce, Inc.
filed 2023-03-08
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2022, the aggregate market value of its shares (based on a closing price of $184.02 per share) held by non-affiliates was approximately $164.4 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 7, 2023, there were approximately 1.0 billion shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2023, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects, our business plans and growth strategy, our commitments, goals, aims or aspirations regarding environmental, social and governance matters, including climate change and diversity and inclusion, our strategies, expectations or plans regarding our investments, including strategic investments or future acquisitions, our beliefs or expectations regarding our competition, our intentions regarding use of future earnings or dividends, our expectations regarding attrition rates, our expectations regarding the Restructuring Plan, including with respect to timing or costs, our expectations regarding investing in human capital and technology or our beliefs or expectations regarding working capital, capital expenditures, debt maintenance or commitments. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain security levels and service performance meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau Software, Inc. and Slack Technologies, Inc., and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or work-from-home policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fluctuations in the fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to maintain and enhance our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, increasing interest rates and changes in monetary policy; the impact of geopolitical events, including the recent conflict in Europe; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; our ability to execute our Share Repurchase Program; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies; the expected benefits of and timing of completion of the Restructuring Plan and the expected costs and charges of the Restructuring Plan, including, among other things, the risk that the restructuring costs and charges may be greater than we anticipate, the risk that the Company’s restructuring efforts may adversely affect the Company’s internal programs and the Company’s ability to recruit and retain skilled and motivated personnel and may be distracting to employees and management, the risk that the Company’s restructuring efforts may negatively impact the Company’s business operations and reputation with or ability to serve customers, and the risk that the Company’s restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated; and our ability to achieve our aspirations, goals and projections related to our environmental, social and governance initiatives. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I.
ITEM 1.    BUSINESS
Overview
Salesforce is a global leader in customer relationship management (“CRM”) technology that brings companies and their customers together. Founded in 1999, we enable companies of every size and industry to take advantage of powerful technologies to connect to their customers in a whole new way and help them transform their businesses around the customer in this digital-first world.
Our Customer 360 platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth, teams can be more responsive, productive and efficient, deliver intelligent, personalized experiences across every channel and increase productivity. With Slack, we provide a digital headquarters where companies, employees, governments and stakeholders can collaborate to create success from anywhere.
Our Customer 360 service offerings are designed to be flexible, scalable and easy to use. They can generally be configured easily, deployed rapidly and integrated with other platforms and enterprise applications. We sell to businesses worldwide, primarily on a subscription basis, through our direct sales efforts and also indirectly through partners. We also enable third parties to use our platform and developer tools to create additional functionality and new applications that run on our platform, which are sold separately from, or in conjunction with, our service offerings.
Salesforce is committed to a core set of values: trust, customer success, innovation, equality and sustainability. Foremost among these is trust, which is the foundation for everything we do. Our customers trust our technology to deliver the highest levels of security, privacy, performance, compliance and availability at scale. Customer success is at the core of our business and we align the entire company around our customers’ needs to ensure their success and prove our value. We believe in continuous innovation, enabling our customers to access the latest technology advances so they can innovate and stay ahead in their industries. Equality is a core tenet of how we run our business. We value the equality of every individual at our company and in our communities. We believe that creating a diverse workplace that reflects the communities we serve and fostering an inclusive culture where everyone feels seen, heard and valued makes us a better company. Finally, we believe the world is in a climate crisis and that sustainability, including bold climate action, is the only way forward. We are committed to ambitious climate leadership solutions, and we're bringing the full power of Salesforce to help organizations achieve net zero emissions.
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
Our Service Offerings
We believe that every business, in every industry, has to optimize for a digital-first customer, employee and partner experience, leveraging customer data to become more responsive and connect with their customers through digital channels. Our industry-leading Customer 360 platform spans sales, service, marketing, commerce, collaboration, integration, artificial intelligence, analytics, automation and more. It empowers our customers to work together, from anywhere, to deliver seamless, connected, personalized experiences for their customers. Our customers can select from our integrated Customer 360 solutions for any team, in any industry and for companies of any size, to get a single source of truth and complete view of their customers.
Customer 360 service offerings are designed to work together and include:
Sales. Our Sales offering empowers sales teams of companies to efficiently manage and automate their entire sales process from leads to opportunities to billing, allowing them to sell faster, smarter and in the way they want. Our customers use our Sales offering to store data, monitor leads and progress, forecast opportunities, gain insights through analytics and relationship intelligence and deliver quotes, contracts and invoices. Our Sales offerings enable teams to work from anywhere in the office, on the go or at home and support the changing expectations of customers in a digital-first world.
Service. Our Service offering enables companies to deliver trusted and highly personalized customer service and support at scale. Organizations use our Service offering to connect their service agents with customers anytime and across multiple channels — from the phone and email to self-service portals and social media — allowing customers to engage with companies in the ways that best suit them. Our Service offering also helps our customers’ customers resolve routine issues by engaging with AI-powered chatbots that provide informed recommendations and suggested next steps. In addition, Service offers a field service solution that enables companies to connect agents, dispatchers and mobile employees through one centralized platform, on which they can schedule and dispatch work intelligently and track and manage jobs in real-time.
Platform and Other.
Platform. Our Platform offering is an easy, flexible platform that enables companies of all sizes, locations and industries to build business apps that bring them closer to their customers, with drag-and-drop tools that boost efficiency, increase productivity and save on IT costs. It is an agile and trusted way for enterprises to innovate and deliver digital transformation at scale. Platform offers industry-leading trust, security and availability, built-in compliance and automatic upgrades. Integrated platform services, such as automation, AI and real-time data processing, make it easier for customers to utilize those capabilities in their Salesforce applications. Platform also includes Trailhead, our free online learning platform that allows anyone to learn in-demand Salesforce skills, including administering our services and developing on Platform. With myTrailhead, customers can personalize Trailhead for their business to empower learning and enablement at their company.
Slack. Our Slack offering is a system of engagement that digitally connects employees, customers, partners and systems with every application and every workflow. Slack enables organizations to build a digital headquarters and work more efficiently by supporting the way people naturally work together, in real-time or asynchronously, in-person or remote and structured or informal. We continue to innovate and integrate Slack across our Customer 360 platform.
Marketing and Commerce.
Marketing. Our Marketing offering enables companies to plan, personalize and optimize one-to-one customer marketing journeys, including interactions across email, mobile, social, web, Web3 and connected products. Marketing enables our customers to provide an integrated customer experience across their customers' journey with real-time personalization, and optimize overall marketing impact with integrated analytics. With our Marketing offering, customer data can also be integrated with our Sales offering and our Service offering in the form of leads, contacts and customer service cases to give companies a single source of truth for their customers.
Commerce. Our Commerce offering empowers brands to unify the shopping experience across many points of commerce, including mobile, web, social and store. Through personalized, connected shopping experiences and a robust partner ecosystem, our Commerce offering helps companies drive increased engagement, conversion, loyalty and revenue from their customers. Our Commerce offering also delivers click-to-code tools that provide customers with the ability to choose how they build and deploy our solutions quickly around their customers as markets, industries and customers change.
Data.
Analytics. Our Analytics offering, including Tableau, provides customers with an advanced, end-to-end analytics solution serving a broad range of enterprise use cases. Analytics offers customers intelligent analytics capabilities to better see and understand their business data, enabling them to work more efficiently, use advanced AI models, spot trends, predict outcomes, get timely recommendations and take action from any device.
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
Other Customer 360 Service Offerings
In addition to our solution specific service offerings, we have specialized solutions that work across all offerings to support the capabilities our customers’ business needs. These additional service offerings include:
Customer Data Cloud. At Dreamforce 2022, we announced the Genie Customer Data Cloud (“Genie”), a hyperscale real-time data platform that powers the entire Salesforce Customer 360 platform. With Genie, companies can power seamless, highly personalized experiences across sales, service, marketing and commerce that continuously adapt to changing customer information and needs in real time. Genie ingests and stores real-time data streams at scale and combines it with Salesforce transactional data and includes built-in connectors that bring in data from every channel, legacy data through MuleSoft, and historical data from proprietary data lakes. With Tableau for Genie, customers in every business can visualize, automate, explore and act on data in real time.
Industry Verticals. Our industry vertical service offerings are suited to meet the needs of our customers in specific industries, such as financial services, healthcare and life sciences, manufacturing and more. They include out-of-the-box capabilities that provide the speed and flexibility to keep up with changing times and customer demands, accelerating time to value.

Salesforce Easy. We offer Salesforce Easy, which is designed and priced for small and medium-sized businesses and offers a purpose-built Customer 360 solution. With ease of purchase through self serve and customized out-of-the-box features, Easy helps customers increase productivity, save time and cut costs.
Business Benefits of Using Our Solutions
The key advantages of our solutions include the following:
•an industry-leading CRM integrated platform for business-to-business, business-to-consumer and business-to-employee for the all-digital, work-from-anywhere world;
•scalable, efficient and flexible solutions for any size company or industry;
•a single source of truth that connects customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere;
•the ability to unlock companies’ customer data across their business, see and understand their data with advanced analytics, make predictions with pervasive AI, automate tasks and personalize every interaction;
•the ability to collaborate easily with customers, employees, partners and systems;
•modern low-code and no code tools powered by leading edge AI, which empowers developers and business users to create digital experiences and configure and automate business processes to fit the needs of any business, accelerating time to value;
•the ability to accelerate adoption and drive results with purpose-built, compliant tools and processes that deliver out-of-the-box functionality, security and interoperability; and
•an enterprise application marketplace and a community of over eighteen million Trailblazers: passionate developers, admins and experts who use Salesforce to innovate and extend the platform with thousands of partner apps.
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
Expand relationships with existing customers. We see significant opportunities to deepen existing customer relationships through cross-selling and upselling our service offerings. For example, we continue to focus on driving multiple service offering adoption, which provides our customers with a one-stop-shop for their front-office business technology needs. As our customers realize the benefits of our entire suite of service offerings, we aim to upgrade the customers’ experience with new products and features, and gain additional subscriptions by targeting new functional areas and business units. Finally, we aim to expand our relationships with existing customers through our additional support offerings.
Increase geographic reach. By extending our go-to-market capabilities globally, we aim to grow our business by selling to new customers in new regions. We will continue to pursue businesses of all sizes in most major markets globally, primarily through our direct sales force. We also plan to continue to develop indirect distribution channels for our solutions around the globe and new go-to-market strategies. We continue to invest in our domestic and international operations and infrastructure to deliver the highest-quality service to our customers around the world.
Focus on industries and new products. As part of our growth strategy, we are delivering innovative and value-driven solutions in new categories based on our existing and potential customers’ needs. For example, we provide out-of-the-box solutions specifically built for customers in certain industries, such as financial services, healthcare and life sciences, manufacturing and more. In addition, through direct discussions and strategic engagements with our customers, we are able to deliver the innovations and enhancements that align with the needs of our customers. As a result of customer feedback, in fiscal 2023 we developed Genie, which allows our customers to ingest, transform, harmonize, unify and visualize data across all of our industry solutions in real time.
Leverage our partner ecosystem. The Customer 360 Platform enables customers, independent software vendors (“ISVs”) and third-party developers to create, test and deliver cloud-based apps. These apps can be marketed and sold on the AppExchange, our enterprise cloud marketplace, or sold directly by software vendors. In addition, we rely on our consulting partners to deliver technology solutions and expertise to customers, from large-scale implementations to more limited solutions that help businesses run more efficiently. We continue to work with and invest in our partner ecosystem, including these ISVs and system integrators (“SIs”), to accelerate our reach into new markets and industries.
Promote strong customer adoption and reduce customer attrition. We believe that we have the people, processes and proven innovation to help companies transform successfully. Our customer success programs, including success management resources, advisory services, technical architects and business strategists, help enable and accelerate our customers’ digital transformations. In addition, we have free, curated resources such as Trailhead to help companies learn our systems and a community of Trailblazers who drive innovation. With these programs and resources, we aim to reduce attrition and secure renewals of existing customer subscriptions.
Mergers and Acquisitions and Strategic Investments
We evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property to complement our organic innovation and advance the development of our Customer 360 Platform. Our evaluation seeks to ensure that any potential acquisition accelerates our Customer 360 strategy, and represents an attractive customer opportunity, there is a way to effectively monetize the acquired products and drive significant operational efficiencies and there is a clear timeline for value accretion. Our acquisitions can range in size and complexity, from those that enhance or complement existing products and accelerate development of features to large-scale acquisitions that result in new service offerings. Our goal is to prioritize the use of our balance sheet, through cash and debt, to complete acquisitions without diluting shareholders. Our Board of Directors’ Mergers and Acquisitions Committee, which oversaw risks related to mergers, acquisitions and investments, including with respect to the integration of acquired technology and employees, was dissolved effective as of March 1, 2023.
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
We have historically provided and continue to provide our services to our customers from infrastructure designed and operated by us but secured within third-party data center facilities. In combination with these third-party data center facilities, we also provide our services via cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking. We continue to invest and expand the deployment of Hyperforce, which allows our platform and applications to be delivered rapidly and reliably to locations worldwide, giving our customers autonomy and control over data residency.
Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our existing service offerings, as well as developing new features, functionality and services. We also remain focused on integrating businesses, services and technologies from acquisitions, including our most recent acquisitions of Slack, Tableau and MuleSoft. Performance, functional depth, security, usability, ease of integration and configuration and sustainability of our solutions influence our technology decisions and product direction.
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
•vendors who offer software tailored to specific services, as opposed to our full suite of service offerings including suppliers of traditional business intelligence and data preparation products, integration software vendors, marketing vendors or e-commerce solutions vendors;
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
We believe more companies may become competitive threats due to the accelerated shift to cloud and hosted service offerings and customer experience management solutions. We also expect our competition to change and evolve as we expand into more markets, with new offerings.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal years 2023, 2022 or 2021. In addition, we do not have any material dependencies on any specific product, service or particular group or groups.
Customer Service and Support
We offer professional services to help customers achieve business results faster with Salesforce solutions. Our architects and innovation program teams act as advisors to plan and execute digital transformations for our customers. This includes implementation services for multi-cloud and complex deployments. We provide best-practices and AI-based recommendations and adoption programs globally. In addition, we provide advanced education, including in-person and online courses, to certify our customers and partners on architecting, administering, deploying and developing our service offerings.
Our global customer support group responds to both business and technical inquiries about the use of our products via the web, telephone, email, social networks and other channels. We provide standard customer support during regular business hours at no charge to customers who purchase any of our paying subscription editions. We also offer premier customer support that is either included in a premium success offering or sold for an additional fee, which can include services such as priority access to technical resources, developer support and system administration. In addition, we offer a premier priority support add-on that includes proactive monitoring, rapid incidence response and instruction from a dedicated support team knowledgeable about the customer's specific enterprise architecture.
Sales and Marketing
We sell our services primarily through our direct sales force, which comprises telephone sales personnel based in regional hubs, field sales personnel based in territories close to their customers and self-service offerings.
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
We use a variety of marketing programs across traditional and social channels to target our prospective and current customers, partners and developers. We focus our marketing activities in the cities and countries with the largest market opportunities. Our primary marketing activities include:
•multichannel marketing campaigns that span email, social media, the web, television and more, which align to a broader customer journey;
•in-person and virtual customer events of all sizes to create customer and prospect awareness, including proprietary events such as Dreamforce and our virtual Dreamforce to You, World Tours and other virtual events, as well as participation in trade shows and industry events;
•live events and original programming on our Salesforce+ streaming service, which includes discussions about the future of technology in the digital-first, work anywhere world and educational content to learn new skills and pursue new career opportunities;
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
•in-person and virtual technology event sponsorships; and
•event partnerships with high-profile global brands and organizations.
Intellectual Property
We rely on a combination of trademarks, copyrights, trade secrets and patents and contractual provisions, to protect our proprietary technology and our brands. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information. We believe the duration of our patents is adequate relative to the expected lives of our service offerings. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting open source software or attracting and enabling our external development community. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms.
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
We believe our efforts in managing our workforce have been effective. Our focus on our workplace environment and a strong company culture has led to recognition across the globe, as evidenced by the following awards: Fortune World's Most Admired Companies (2022 and for the eighth year in a row), Fortune 100 Best Companies to Work For (2022 and for the 13th year in a row), Human Rights Campaign Best Places to Work for LGBTQ Equality (2022) and Glassdoor Employees' Choice Best Place to Work in Canada, France, Germany, the United Kingdom and the United States (2022).
As of January 31, 2023, we had 79,390 employees, of which approximately 52 percent were located in the United States and 48 percent were located internationally and approximately 36 percent identified as women, 63 percent identified as men and less than 0.2 percent identified as non-binary. This number includes those individuals impacted by our restructuring plan announced on January 4, 2023, which includes a reduction of our current workforce by approximately 10 percent. None of our employees in the United States are represented by a labor union. However, employees of certain foreign subsidiaries are represented by works councils.
We have continued to invest in equality, diversity and inclusion initiatives, development programs, employee engagement and ongoing communications and feedback. Some of our key human capital management initiatives are summarized below:
Equality, Diversity and Inclusion
Equality is a core value at Salesforce. We aim to create a workplace that reflects the diverse communities we serve and empowers our employees. Our key equality initiatives include: Racial Equality and Justice Task Force, a diversity recruiting team dedicated to sourcing talent from Underrepresented Minority (URM) communities, a newly instituted URM referral process, Black Women Experience program, Warmline employee advocacy resource and Equality Mentorship and Sponsorship programs, investing in our future leaders, inclusive hiring and leadership trainings, equal pay for equal work, employee-led resource groups and a focus on accessibility in our products and workspaces. For example:
•We aspired to have 50 percent of our U.S. workforce made up of underrepresented groups for the U.S. technology industry (“underrepresented groups”), which we define as employees who identify as Women, Black, Latinx, Indigenous, Multiracial, Lesbian, Gay, Bi-Sexual, Trans, Queer, People with Disabilities and Veterans, by fiscal 2024. As of January 31, 2023, we achieved that goal as approximately 52 percent of our U.S. workforce was made up of these underrepresented groups.
•We published our latest representation goal to reach 40 percent women identifying and non-binary employees globally by the end of 2026. As of January 31, 2023, approximately 37 percent of our global workforce was made up of women and non-binary employees.
•To align and accelerate our equality, diversity and inclusion initiatives, beginning in fiscal 2023 all executive vice presidents, presidents and executive officers had a component of their incentive compensation plans tied to employee diversity measures.
Talent and Career Development
We offer our employees various talent development programs to create a culture of continuous learning. Learning and development opportunities include Trailhead, our learning platform available for all employees, in-person and virtual classes, guides and workbooks and more. For example, the Great Leader Pathways program is designed to support leadership development at scale to meet current and future needs of the business. In fiscal 2023, approximately 24,000 employees enrolled in Great Leader Pathways. We also encourage our employees to seek personal and professional development opportunities with external organizations and offer yearly education reimbursement to employees who wish to continue job-related education from accredited institutions or organizations.

Total Rewards
We believe offering competitive compensation packages and robust benefits is an important factor in our ability to attract, retain and motivate our employees and to help enhance their everyday wellbeing. We use a combination of fixed and variable cash compensation for all employees and award equity compensation to certain employees in the form of stock options, restricted stock units and performance-based restricted stock units. Eligible employees are also able to participate in our Employee Stock Purchase Plan, which allows employees to purchase our stock at a 15 percent discount up to U.S. Internal Revenue Code limits. We also match up to $5,000 of donations, per employee, to eligible nonprofit organizations. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace.
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
Employee Engagement & Satisfaction
Our leadership strives for active and frequent engagement with our employees through frequent company all hands meetings and The Daily, our daily communication allowing employees to be connected with the business in real time. Our Employee Opinion Survey is a vehicle for employees to provide confidential feedback on their experience as Salesforce employees. The results are used to assess employee engagement, our company culture and our workplace environment. Based on the results of the most recent survey, 93 percent of responding employees indicated they were willing to give extra effort to get the job done and 90 percent of responding employees indicated that they feel a sense of pride working at Salesforce.
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
•A more time-consuming and expensive sales cycle, pricing pressure and implementation and configuration challenges as we target more of our sales efforts at larger enterprise customers.
•Any loss of key members of our management team or development and operations personnel, or inability to attract and retain employees necessary to support our operations and growth.
•Any failure in our delivery of high-quality professional and technical support services.
Strategic and Industry Risks
•An inability to compete effectively in the intensely competitive markets in which we participate.
•Any failure to expand our services and to develop and integrate our existing services in order to keep pace with technological developments.
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
Financial Risks
•Downturns or upturns in new business may not be immediately reflected in our operating results because we generally recognize revenue from subscriptions for our services over the term of the subscription.
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
•The long-term impact of climate change on our business.
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
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial, health and other personal information. We can provide no assurances that our security measures designed to protect our customers’ and our customers’ customers’ data will be effective. Our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•third-party attempts to fraudulently induce our employees, partners or customers to disclose sensitive information such as user names, passwords or other information to gain access to our customers’ data or IT systems, or our data or our IT systems;
•efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, including ransomware, destructive malware and distributed denial-of-service attacks;
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
These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our Board of Directors, Cybersecurity and Privacy Committee and executive management are regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as updates on cybersecurity events. We can provide no assurances that our implemented systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data will provide absolute security or otherwise be effective or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
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
In the normal course of business, we are and have been the target of malicious cyberattack attempts and have experienced other security incidents. Although, to date, such identified security events have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, there can be no assurance that future cyberattacks will not be material or significant. Additionally, as our market presence grows, we may face increased risks of cyberattack attempts or security threats.

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
For example, in April 2022, we learned a threat actor had obtained unauthorized access to several databases on Heroku, a Salesforce platform-as-a-service. The threat actor downloaded stored customer security credentials and passwords for logging into GitHub, a third-party code hosting service used by both Heroku and Heroku customers. The threat actor also was able to download passwords for a subset of customer user accounts and access the encryption key. While we do not believe this incident materially affected our business or financial results, there is no assurance that such circumstances or other similar incidents in the future could not result in a material adverse effect on our business.
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
We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could be the result of employee, contractor or other third-party acts or inaction, and could negatively affect our brand and reputation. We have experienced and may in the future experience defects in our products that created vulnerabilities that inadvertently permitted access to protected customer data. For example, in December 2021, a vulnerability in a widely-used open-source software application, known as Apache Log4j, was identified that could have allowed bad actors to remotely access a target, potentially stealing data or taking control of a target’s system. While this issue did not materially affect our business, reputation or financial results, there is no assurance that such circumstances or other incidents could not occur in the future that have a material adverse effect on our business or subject us to substantial liability. Vulnerabilities in open source or any proprietary or third-party product can persist even after security patches have been issued if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching was complete. In some cases, vulnerabilities may not be immediately detected, which may make it difficult to recover critical services and lead to damaged assets.
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
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services and harm our business. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. The COVID-19 pandemic disrupted and continues to disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business, which affects our and our suppliers’ operations. In addition, supply chain disruptions due to geopolitical developments in Europe and indirect effects have further complicated existing supply chain constraints. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
For many of our offerings, our production environment and customers’ data are replicated in near real time in a separate facility located elsewhere. Certain offerings, including some offerings of companies added through acquisitions, may be served through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of destruction or vandalism or similar misconduct, as well as local administrative actions (including shelter-in-place or similar orders), changes to legal or permitting requirements and litigation to stop, limit or delay operation. In addition, supply chain disruptions due to geopolitical developments in Europe may also lead to power disruptions in regions where our facilities are located. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of any of the foregoing events or risks, or a natural disaster or public health emergency, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems or operational failures at these facilities could result in lengthy interruptions in our services, and no assurance can be provided that any such interruptions would be remediated without significant cost or in a timely manner or at all.
The hardware, software, data and cloud computing platforms that we rely on may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all.
If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our reputation and business. As we add data centers and capacity and continue to move to cloud computing platform providers, we move or transfer our data and our customers’ data from time to time. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
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
•division of financial and managerial resources from existing operations;
•challenges entering into new markets in which we have little or no experience or where competitors may have stronger market positions;
•currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets;
•difficulties and strain on resources in integrating acquired operations, technologies, services, platforms and personnel;

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
•negative impact to our results of operations because of the depreciation and amortization of acquired intangible assets , fixed assets and operating lease right-of-use assets;
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, several countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds on transactions involving foreign investments and acquisitions. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base and personnel, including through acquisitions, which has placed a strain on and in the future may stress the capabilities of our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments, including in human capital software, will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.
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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce in the wake of the COVID-19 pandemic could adversely affect our operations. In particular, although most of our offices have reopened, we have offered a significant percentage of our employees the flexibility in the amount of time they work in an office. Our new office model and any adjustments made to our current and future office environments or work-from-home policies, including changes from the restructuring plan announced in January 2023, may not meet the needs and expectations of our workforce, which could negatively impact our ability to increase productivity of our existing workforce and to attract and retain our employees. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Historically, our subscription and support revenues primarily consisted of subscription fees; however, with the acquisitions of MuleSoft and Tableau, subscription and support revenues also now include term software license sales. We have less experience forecasting the renewal rates of such term software license sales. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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
If customers do not renew their subscriptions, do not purchase additional features or enhanced subscriptions or if attrition rates increase, we may not meet our revenue targets and our business could be harmed, which may adversely affect the market price of our common stock.
Periodic changes to our sales organization can be disruptive and may reduce our rate of growth.
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Such sales organization changes have in some periods resulted in, and may in the future result in, a reduction of productivity, which could negatively impact our rate of growth in the current and future quarters and operating results, including revenue. For example, the restructuring plan we announced in January 2023 involved such changes to our sales organization, which could negatively impact our productivity, growth rate and operating results, which may adversely affect the market price of our common stock. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

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
In addition, certain countries have implemented, or may implement, legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet service providers to limit access to specific websites or content. Other countries have attempted, are attempting or may attempt to change or limit the legal protections available to businesses that depend on the Internet for the delivery of their services. These actions could potentially limit or interrupt access to our services from certain countries or Internet service providers, increase our risk or add liabilities, impede our growth, productivity and operational effectiveness, result in the loss of potential or existing customers and harm our business.
Sales to customers outside the United States expose us to risks inherent in international operations.
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to seek to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•regional economic and political conditions, natural disasters, acts of war, terrorism and actual or threatened public health emergencies, including the COVID-19 pandemic;
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
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and protection and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;
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
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia and conflict in Europe;
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
•different or lesser protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property, and more prevalent cybersecurity risks, particularly in jurisdictions in which we have historically chosen not to operate; and
•longer accounts receivable payment cycles and other collection difficulties.
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
As we target more of our sales efforts at larger enterprise customers, including governmental entities, and specific industries, such as financial services and healthcare and life sciences, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. In these market segments, the customer’s decision to use our services is often an enterprise-wide decision and, if so, may require us to provide greater levels of education regarding the use and benefits of our services, as well as addressing concerns regarding privacy and data protection laws and regulations of prospective customers with international operations or whose own customers operate internationally.
In addition, larger customers and governmental entities often demand more configuration, integration services and features. As a result of these factors, these sales opportunities often require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
Pricing and packaging strategies for enterprise and other customers for subscriptions to our existing and future service offerings may not be widely accepted by other new or existing customers. Our adoption of such new pricing and packaging strategies may harm our business.
For large enterprise customers, professional services are often performed by us, a third party, or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current or prospective customers.
We may lose key members of our management team or development and operations personnel, and may be unable to attract and retain employees we need to support our operations and growth.
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. From time to time, there may be changes in our management team resulting from the hiring, departure or realignment of executives. For example, in January 2023, Bret Taylor, our former co-CEO and Vice Chair of our board of directors, resigned from these positions with our company. Such changes may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. Our executive officers, key management, development or operations personnel could terminate their employment with us at any time. Effective succession planning for management is important to our long-term success. If we do not develop adequate succession planning for our key personnel, the loss of one or more of our key employees or groups of employees could seriously harm our business.
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
In January 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Restructuring Plan includes a reduction of our workforce and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Restructuring Plan are expected to be substantially complete by the end of fiscal 2024, subject to local law and consultation requirements. This Restructuring Plan, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key employees.
In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition, equality and a sense of family. As our organization has grown and expanded globally, and as our workplace plans have developed, including, for example, the Restructuring Plan, we have in the past and may in the future find it increasingly difficult to maintain the beneficial aspects of our corporate culture globally, including managing the complexities of communicating with all employees. Our inability to maintain our corporate culture could negatively impact our ability to attract and retain employees, harm our reputation with customers, or negatively impact our future growth.
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
Our current competitors include:
•internally developed enterprise applications by our potential customers’ IT departments;
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
•vendors who offer software tailored to specific services as opposed to our full suite of service offerings, including suppliers of traditional business intelligence and data preparation products, integration software vendors, marketing vendors or e-commerce solutions vendors;
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
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, broader suites of service offerings and larger marketing budgets, as well as substantially greater financial, technical, personnel and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands and offer more targeted and simplified solutions. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or provide competitive pricing, more flexible contracts or faster implementations. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
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
In July 2021, we completed our acquisition of Slack, our largest acquisition to date. Slack is a relatively new category of business technology in a rapidly evolving market for software, programs and tools used by knowledge workers. We may not succeed in enhancing and improving the features, integrations and capabilities of Slack, or effectively introduce compelling new features, integrations and capabilities that reflect or anticipate the changing nature of the market which may result in an inability to attract new users and organizations and increase revenue from existing paid customers.
If we are unable to develop enhancements to, and new features for, our existing or new services that keep pace with rapid technological developments, our business could be harmed. For example, we may be required to continuously enhance our AI offerings to improve the quality of recommendations provided to our customers. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to integrate all of our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, app development platform and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely.
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
We believe that the brand identities we have developed, including associations with trust, customer success, innovation, performance and equality and sustainability have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands is critical to expanding our base of customers, partners and employees. Our brand strength, particularly for our core services, depends largely on our ability to remain a technology leader and to continue to provide high-quality innovative products, services and features in a secure, reliable manner that enhances our customers’ success even as we scale and expand our services. In order to maintain and enhance the strength of our brands, we have made and may in the future make substantial investments to expand or improve our product offerings and services, or we may enter new markets that may be accompanied by initial complications or ultimately prove to be unsuccessful.
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
We manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and system integrators. Our investments range from early to late stage companies, including investments made concurrent with a company’s initial public offering. We invest in companies that we believe are digitally transforming their industries, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives. We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments are therefore subject to a risk of partial or total loss of invested capital.
We anticipate additional volatility to our consolidated statements of operations due to changes in market prices, observable price changes and both temporary and permanent impairments to our investments. These changes could be material based on market conditions and events. While historically our strategic investment portfolio has had a positive impact on our financial results, we have had periods where our investment portfolio has recorded net losses and may have losses again in future periods, particularly in periods of significant market fluctuations that affect our equity securities within our strategic investments portfolio. Volatility in global market conditions, including recent economic disruptions, inflation and ongoing volatility in the public equity markets, may impact our strategic investment portfolio and our financial results may fluctuate from historical results and expectations.
If third-party developers and providers do not continue to embrace our technology delivery model and enterprise cloud computing services, or if our customers seek warranties from us for third-party applications, integrations, data and content, our business could be harmed.
Our success depends on the willingness of a growing community of third-party developers and technology providers to build applications and provide integrations, data and content that are complementary to our services. Without the continued development of these applications and provision of such integrations, data and content, both current and potential customers may not find our services sufficiently attractive, which could impact future sales. In addition, for those customers who authorize a third-party technology partner to access their data, we do not provide any warranty related to the functionality, security or integrity of the data access, transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, integrations, data and content, even though not developed or sold by us, which may expose us to potential claims, liabilities and obligations, all of which could harm our reputation and our business.
Social and ethical issues, including the use or capabilities of AI in our offerings, may result in reputational harm and liability.
Policies we adopt or choose not to adopt on social and ethical issues, especially regarding the use of our products, may be unpopular with some of our employees or with our customers or potential customers, which has in the past impacted and may in the future impact our ability to attract or retain employees and customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these policies. Further, actions taken by our customers and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that such claims lack merit, legal proceedings can be lengthy, expensive and disruptive to our operations and the outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability.
We are increasingly building AI into many of our offerings. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin if we decide to expand generative AI into our product offerings. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act, the Colorado Privacy Act, which goes into effect on July 1, 2023, the Connecticut Data Privacy Act, which goes into effect July 1, 2023, and the Utah Consumer Privacy Act, which goes into effect on December 31, 2023, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The EU has been developing new requirements related to the use of data, including in the Digital Services Act, that may impose additional rules and restrictions on the use of the data in our products and services.
In addition, various safe harbors have historically been provided to those who hosted content provided by others, such as safe harbors from monetary damages for copyright infringement arising from copyrighted content provided by customers and others and for defamation and other torts arising from information provided by customers and others. There is an increasing demand for repealing or limiting these safe harbors by either judicial decision or legislation, and we have active legal proceedings that have been impacted by the repeal or limiting of safe harbors that were previously available to us. Loss of these safe harbors may require altering or limiting some of our services or may require additional contractual terms to avoid liabilities for our customers’ misconduct.
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even if the CJEU decision upheld the Standard Contractual Clauses (“SCCs”) as an adequate transfer mechanism, the data exporters are now also required when relying on SCCs to conduct a transfer risk assessment to verify if anything in the law and/or practices of the destination country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. While the EU and U.S. governments have recently advanced the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may be inclined to continue to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers. Certain countries outside of the EEA (e.g., China and India) have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.
The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business. In September 2021, Salesforce announced the Hyperforce EU Operating Zone, which is expected to enable storage and processing of customer data solely within the EU. This EU service may enhance our ability to attract and retain customers operating in the EU, but may also increase the cost and complexity of supporting those customers, and our customers may request similar offerings in other territories.
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. For example, in 2020 we were made a party to a legal proceeding brought by a Dutch privacy advocacy group (the Privacy Collective) on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. In December 2021, the Amsterdam District Court declared the Privacy Collective inadmissible in its claims against us and dismissed the case, however this is currently being appealed by the Privacy Collective. We were also named as a defendant in a similar lawsuit brought in the UK, which has subsequently been dismissed. Although we believe that these claims lack merit, these or similar future claims could cause reputational harm to our brand or result in liability. In addition, the economic slowdown could increase the regulatory enforcement of privacy regulations, which could require our cooperation and or increase the cost of our compliance with the imposed regulations.
Furthermore, the uncertain and shifting regulatory environment and trust climate may raise concerns regarding data privacy and cybersecurity, which may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. In addition, new products we develop or acquire in connection with changing events may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.
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
Further, in some cases, industry-specific, regionally-specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. This is also true with respect to the global proliferation of laws regulating the financial services industry, including its use of cloud services. In Europe, the Digital Operational Resilience Act (DORA), which aims to ensure the resilience of the EU financial sectors, including through mandatory risk management, incident reporting, resilience testing and third-party outsourcing restrictions, was formally adopted by the Council of the EU in November 2022. The UK is advancing similar legislation and other countries may follow. Further, countries are considering legal frameworks on AI, which is a trend that may increase now that the European Commission has proposed the first such framework. Any failure or perceived failure by Salesforce to comply with such requirements could have an adverse impact on our business.
There are various statutes, regulations and rulings relevant to direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. In addition, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or interpretative positions to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive. These regulatory efforts could result in laws, regulations or interpretative positions that may require us to change certain of our business practices, undertake new compliance obligations or otherwise may have an adverse impact on our business and results.
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
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, U.S. export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to U.S. embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the United States and other countries are subject to change and uncertainty, including as a result of geopolitical developments and relations between the United States and China, the United States and Russia and war in Europe.
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
We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in the tax effects of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
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
As we utilize our remaining tax credits and net operating loss carryforwards, we may be unable to mitigate our tax obligations to the same extent as in prior years, which could have a material impact to our future cash flows. In addition, changes to our operating structure, including changes related to acquisitions, may result in cash tax obligations.
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows from operating activities, or financial results. Such developments, for example, may include certain new provisions introduced by the Inflation Reduction Act, certain Organization for Economic Co-operation and Development’s proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to macroeconomic factors such as shrinking gross domestic product or increased inflation rates may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
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
Additionally, global events as well as geopolitical developments, including conflict in Europe, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which has and could in the future amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of January 31, 2023, we had a substantial level of outstanding debt, including our Senior Notes and the loan we assumed when we purchased 50 Fremont. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of January 31, 2023, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
We regularly monitor our compliance with applicable financial and nonfinancial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new financial or nonfinancial standards or pronouncements, changes to existing standards or pronouncements and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. For example, proposed reporting requirements such as the SEC proposals related to the enhancement and standardization of climate-related disclosures may require us to change our accounting policies, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.

Risks Related to Owning Our Common Stock
Our quarterly results are likely to fluctuate, which may cause the value of our common stock to decline substantially.
Our quarterly results are likely to fluctuate. Fluctuations have occurred due to known and unknown risks, such as the sudden and unanticipated effects of the COVID-19 pandemic and rising interest rates. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically in the past been our largest collections and operating cash flow quarter.
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the conflict in Europe, financial market conditions, increasing costs of operation and foreign currency exchange rates, any of which can adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay prospective customers’ purchasing decisions, reduce the value of new subscription contracts, or affect attrition rates;
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
•recruitment or departure of key personnel, such as the recent departure of our former co-CEO;
•disruptions in our service due to computer hardware, software, network or data center problems;
•the economy as a whole, geopolitical conditions, including global trade and health concerns, market conditions in our industry and the industries of our customers;
•trading activity or positions by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock, as well as other institutional or activist investors;
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
In addition, if the market for technology stocks or the greater securities market in general experience uneven investor confidence, the market price of our common stock has and could in the future decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock has and might in the future also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, such as the securities litigation against Slack that was brought before our acquisition. Such litigation, whether against Salesforce or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.
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

Changes in our work environment and workforce in the wake of the COVID-19 pandemic have and could in the future adversely affect our operations. In particular, although most of our offices have reopened, we have offered a significant percentage of our employees the flexibility in the amount of time they work in an office. This presents risks for our real estate portfolio and strategy and presents operational and workplace culture challenges that may adversely affect our business. Even as the pandemic moves into endemic stages, our employees may be exposed to health risks and government directives may require us to again close certain of our offices that have since been reopened.
Our operations were negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control, and COVID-19 remains a public health emergency in certain parts of the world, which could impact the operations of our business infrastructure and service providers in such parts of the world and delay our security measures, business processes, product development and foreign investments. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
The duration and extent of the long-term impact of the COVID-19 pandemic and related economic conditions on our financial condition or results of operations remains uncertain. Due to our subscription-based business model, these effects may not be fully reflected in our results of operations until future periods. If there is a substantial impact on our customers’ business or the productivity of our employees or partners, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten other risks described in this “Risk Factors” section.
Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as conflict in Europe, have increased levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; have reduced and may in the future reduce the value and duration of customer subscription contracts; and we expect these conditions will adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
Natural disasters and other events beyond our control have in the past and may in the future materially adversely affect us.
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, the business operations of third-party providers or suppliers that we rely on to conduct our business and the business operations of our customers are subject to interruption by natural disasters, fire, power shutoffs or shortages, actual or threatened public health emergencies and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities, IT systems and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct earthquake-related losses, with the exception of the building that we own in San Francisco, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially and adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event. For example, wildfires have resulted in power shut-offs in the San Francisco Bay Area and are likely to occur in the future, and this could adversely affect the work-from-home operations of our employees in the San Francisco Bay Area.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with investors, suppliers and customers, our financial performance or our ability to recruit and retain talent.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of January 31, 2023, our executive and principal offices for sales, marketing, professional services, development and administration consisted of approximately 1.6 million square feet of leased and owned property in San Francisco. Excluded from this amount is approximately 0.8 million square feet in San Francisco that is currently sublet, as well as approximately 0.7 million square feet in San Francisco currently available to sublease as we continued consolidating and subleasing additional real estate leases in fiscal 2023.
We also lease office space for our operations in various locations throughout the United States as well as office space in a number of countries in Europe, North America, Asia, South America, Africa and Australia.
We operate data centers in the U.S., Europe and Asia pursuant to various co-location lease arrangements.
Beginning in the fourth quarter of fiscal 2023, we made a decision to exit or reduce office space in select locations within certain markets under operating leases. See Note 10 Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements" of this Annual Report on Form 10-K for additional information regarding our select real estate exits and office space reductions within certain markets.
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
For more information regarding legal proceedings see Note 14 “Legal Proceedings and Claims” to the consolidated financial statements in Item 8 of Part II.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our current executive officers as of February 28, 2023 (in alphabetical order):

Name	Age	Position
Marc Benioff	58	Chair of the Board, CEO and co-Founder
Parker Harris	56	Director, Chief Technology Officer and co-Founder
Brent Hyder	58	President and Chief People Officer
Brian Millham	53	President and Chief Operating Officer
Sundeep Reddy	50	Executive Vice President and Chief Accounting Officer
Srinivas Tallapragada	53	President and Chief Engineering Officer
Amy Weaver	55	President and Chief Financial Officer
Marc Benioff is Chair of the Board, Chief Executive Officer and co-Founder of Salesforce and a pioneer of cloud computing. Mr. Benioff has served as Chief Executive Officer since 2001 and under his leadership, Salesforce has become the #1 provider of CRM software globally. Mr. Benioff was named Innovator of the Decade by Forbes and recognized as one of the World’s 50 Greatest Leaders by Fortune and 10 Best-Performing CEOs by Harvard Business Review. As a member of the World Economic Forum (WEF) Board of Trustees, Mr. Benioff serves as the inaugural chair of WEF’s Forum Center for the Fourth Industrial Revolution in San Francisco. Mr. Benioff currently serves as Chair of the Salesforce Foundation. Mr. Benioff received his B.S. in Business Administration from the University of Southern California, where he also serves on the Board of Trustees.
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
Brent Hyder has served as our President and Chief People Officer since September 2019. Prior to joining Salesforce, Mr. Hyder served in several senior management roles at Gap Inc., a global clothing and accessories retailer, from 2004 to 2019, including Executive Vice President and Chief People Officer from February 2018 to September 2019, Executive Vice President, Global Talent and Sustainability from May 2017 to February 2018, Executive Vice President and Chief Operating Officer, Gap from June 2016 to May 2017 and Senior Vice President, Human Resources, Gap from September 2014 to June 2016. Mr. Hyder holds a B.A. in Retail Management from Brigham Young University.
Brian Millham has served as our President and Chief Operating Officer since August 2022. Mr. Millham has been with Salesforce since its inception in 1999, most recently serving as Chief Customer Success Officer and Chief Operating Officer, Global Distribution from February 2022 to August 2022. From February 2021 to February 2022, he served as President, Customer Success Group and Chief Operating Officer, Worldwide Distribution. From August 2018 to February 2021, Mr. Millham served as President, Customer Success Group. From June 2017 to August 2018, Mr. Millham served as Executive Vice President, Americas Commercial, and B-to-C Sales, Global Strategy. Previously, Mr. Millham served in various leadership roles in business development, account management and sales. Mr. Millham received his B.A. from the University of California, Berkeley.
Sundeep Reddy has served as our Chief Accounting Officer since September 2021. Prior to joining Salesforce, Mr. Reddy served in a variety of corporate finance leadership roles at McKesson Corporation, a pharmaceutical distribution company, from 2013 to 2021, including Senior Vice President, Controller and Chief Accounting Officer from July 2018 to September 2021, Senior Vice President, Assistant Controller from June 2017 to July 2018, Senior Vice President, McKesson Technology Solutions Finance and Accounting from March 2017 to June 2017 and Vice President, Controller of McKesson Technology Solutions from December 2013 to February 2017. Mr. Reddy is a Certified Public Accountant and received his B.B.A. from Georgia State University and M.B.A. from Emory University.
Srinivas Tallapragada has served as our President and Chief Engineering Officer since December 2019. Prior to this, he served as our President, Technology from June 2018 to December 2019, Executive Vice President, Engineering from March 2014 to June 2018 and Senior Vice President, Engineering from May 2012 to February 2014. Prior to Salesforce, Mr. Tallapragada served as Senior Vice President at Oracle Corporation from April 2011 to June 2012 and as Senior Vice President at SAP Labs from February 2009 to April 2011. Previously, Mr. Tallapragada held various technical management roles at Oracle, Infosys and Asian Paints. Mr. Tallapragada currently serves on the Board of Directors of GoDaddy Inc. Mr. Tallapragada received his masters degree from the School of Human Resources at XLRI, Jamshedpur and B.T. in Computer Science from the National Institute of Technology, Warangal.
Amy Weaver has served as our President and Chief Financial Officer since February 2021. Prior to this, she served as our President and Chief Legal Officer from January 2020 to January 2021, President, Legal & Corporate Affairs and General

Counsel from February 2017 to January 2020, Executive Vice President and General Counsel from July 2015 to February 2017 and Senior Vice President and General Counsel from October 2013 to July 2015. Prior to Salesforce, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc., a global chemical distributor, from December 2010 to June 2013 and Senior Vice President and Deputy General Counsel at Expedia, Inc., an online travel services provider, from July 2005 to December 2010. Previously, Ms. Weaver practiced law at Cravath, Swaine & Moore LLP and Perkins Coie LLP. She also served as a clerk on the U.S. Court of Appeals, Ninth Circuit and as a legislative assistant to a member of the Hong Kong Legislative Council. Ms. Weaver currently serves on the Board of Directors of McDonald’s Corporation and Habitat for Humanity International. Ms. Weaver received her B.A. in Political Science from Wellesley College and J.D. from Harvard Law School.

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
Stockholders
As of January 31, 2023, there were 433 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer"), the Nasdaq 100 Index and the Dow Jones Industrial Average for each of the last five fiscal years ended January 31, 2023, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer, Nasdaq 100 Index and Dow Jones Industrial Average assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of Salesforce, Inc.
300
250
200
150
100
50
DOLLARS
Fiscal 2018
Fiscal 2019
Fiscal 2020
Fiscal 2021
Fiscal 2022
Fiscal 2023
Salesforce
S&P 500 Index
Nasdaq Computer
Nasdaq 100 Index
Dow Jones Industrial Average

	1/31/2018	1/31/2019	1/31/2020	1/31/2021	1/31/2022	1/31/2023
Salesforce	$100	$133	$160	$198	$204	$147
S&P 500 Index	100	96	114	132	160	144
Nasdaq Computer	100	98	141	206	258	200
Nasdaq 100 Index	100	99	129	186	215	174
Dow Jones Industrial Average	100	96	108	120	134	130
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended January 31, 2023 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2022	6	$150.48	6	$7,400
December 2022	9	132.11	9	6,273
January 2023	2	139.76	2	6,000
Total	17		17
(1)    In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock (the “Share Repurchase Program”). In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $20.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
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
The following section generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between fiscal 2023 and 2022, as well as certain fiscal 2021 items. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Overview
Salesforce, Inc. is a global leader in customer relationship management (“CRM”) technology that brings companies and customers together in the digital age. Founded in 1999, we enable companies of every size and industry to take advantage of powerful technologies to connect to their customers in a whole new way and help them transform their businesses around the customer in this digital-first world.
Our Customer 360 platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth, teams can be more responsive, productive and efficient, deliver intelligent, personalized experiences across every channel and increase productivity. With Slack, we provide a digital headquarters where companies, employees, governments and stakeholders can create success from anywhere.
We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and our industry-specific reach with more vertical software solutions. These growth levers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics drive higher annual revenues and have lower attrition rates than our company average.
In addition to our focus on top line growth levers, we are also focused on reducing our operating expenses to improve our operating margin. For example, in January 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our workforce by approximately 10 percent and select real estate exits and office space reductions within certain markets. We expect to see improvements in our operating expenses across all operating categories, with the most opportunity in sales and marketing expense and general and administrative expenses. We plan to continue to grow and innovate our business and service offerings and expand our leadership role in the cloud computing industry.
Highlights from the Fiscal Year 2023
•Revenue: For fiscal 2023, revenue was $31.4 billion, an increase of 18 percent year-over-year.
•Earnings per Share: For fiscal 2023, diluted earnings per share was $0.21 as compared to diluted earnings per share of $1.48 from a year ago.
•Cash: Cash provided by operations for fiscal 2023 was $7.1 billion, an increase of 19 percent year-over-year. Total cash, cash equivalents and marketable securities as of January 31, 2023 was $12.5 billion.
•Remaining Performance Obligation: Total remaining performance obligation as of January 31, 2023 was approximately $48.6 billion, an increase of 11 percent year-over-year. Current remaining performance obligation as of January 31, 2023 was approximately $24.6 billion, an increase of 12 percent year-over-year.
•Share Repurchase Program: In August 2022, our Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock. During the fiscal year ended January 31, 2023, we repurchased approximately 28 million shares of our common stock for approximately $4.0 billion. As of January 31, 2023, we were authorized to purchase a remaining $6.0 billion of our common stock under the Share Repurchase Program. In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $20.0 billion.
•Restructuring: In January 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our workforce and select real estate exits and office space reductions within certain markets. For fiscal 2023, we incurred approximately $828 million related to the Plan.
While we continue to see growth in our total revenues, macroeconomic factors have impacted our business and our customers’ businesses in ways that are difficult to isolate and quantify. Beginning in July 2022, we saw more measured buying behavior from our customers resulting in stretched sales cycles, additional approval layers required from our customers and deal compression. These trends continued in the second half of fiscal 2023. Slower growth in new and renewal business, particularly if sustained, impacts our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations negatively impacted revenues by approximately four percent in the fiscal year ended January 31, 2023 and negatively impacted our current remaining performance obligation by approximately one percent as of January 31, 2023 compared to what we would have reported as of January 31, 2022 using constant currency rates. During fiscal 2023, the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling and Japanese Yen. Based on the continued volatility in foreign currency markets, we expect lower revenue growth in the near-term compared to past results. If these conditions continue throughout fiscal 2024, they could have a material adverse impact on our near-term results and our ability to accurately predict our future results and earnings. The impact of these fluctuations could also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for fiscal 2023.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for fiscal 2023.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of January 31, 2023, our attrition rate, excluding MuleSoft, Tableau and Slack, was below 7.5 percent. Beginning in the first quarter of fiscal 2024, Mulesoft and Tableau will be included in our attrition rate calculation, which we expect to slightly increase our attrition rate going forward.
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
General and Administrative
General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation expense, for finance and accounting, legal, internal audit, human resources and management information systems personnel, professional services fees and allocated overhead.
We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, these types of expenses are reflected in each cost of revenue and operating expense category.

Restructuring
Restructuring, related to the January 2023 Plan, consist primarily of charges related to employee transition, severance payments, employee benefits and share-based compensation as well as exit charges associated with office space reductions. The actions associated with the employee restructuring under the Plan are expected to be substantially complete by the end of our fiscal 2024, subject to local law and consultation requirements. The actions associated with the real estate restructuring under the Plan are expected to be fully complete in fiscal 2026. Restructuring excludes allocated overhead.
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
We allocate the transaction price to each performance obligation on a relative standalone selling price ("SSP") basis. The SSP is the price at which we would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical sales and contract prices. In instances where we do not sell or price a product or service separately, we determine the estimated standalone selling price using information that may include market conditions or other observable inputs. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.
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
We assess our privately held debt and equity securities strategic investment portfolio quarterly for impairment. Our impairment analysis encompasses an assessment of both qualitative and quantitative analyses of key factors including the investee’s financial metrics, market acceptance of the product or technology, and the rate at which the investee is using its cash. Depending on our contractual rights as an investor, investee specific information available to us to make this assessment may be limited or may be available on a delayed basis. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.
The particular privately held debt and equity securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in the value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 37 percent of our total strategic investments as of January 31, 2023, could result in a $115 million reduction in the value of our investment portfolio.
Results of Operations

The following tables set forth selected data for each of the periods indicated (in millions):

4	Fiscal Year Ended January 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Subscription and support	$29,021	93%	$24,657	93%	$19,976	94%
Professional services and other	2,331	7	1,835	7	1,276	6
Total revenues	31,352	100	26,492	100	21,252	100
Cost of revenues (1)(2):
Subscription and support	5,821	19	5,059	19	4,154	20
Professional services and other	2,539	8	1,967	8	1,284	6
Total cost of revenues	8,360	27	7,026	27	5,438	26
Gross profit	22,992	73	19,466	73	15,814	74
Operating expenses (1)(2):
Research and development	5,055	16	4,465	17	3,598	17
Marketing and sales	13,526	43	11,855	44	9,674	45
General and administrative	2,553	8	2,598	10	2,087	10
Restructuring	828	3	0	0	0	0
Total operating expenses	21,962	70	18,918	71	15,359	72
Income from operations	1,030	3	548	2	455	2
Gains (losses) on strategic investments, net	(239)	(1)	1,211	5	2,170	10
Other expense	(131)	0	(227)	(1)	(64)	0
Income before benefit from (provision for) income taxes	660	2	1,532	6	2,561	12
Benefit from (provision for) income taxes	(452)	(1)	(88)	(1)	1,511	7
Net income	$208	1%	$1,444	5%	$4,072	19%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Fiscal Year Ended January 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Cost of revenues	$1,035	3%	$897	3%	$662	3%
Marketing and sales	916	3	727	3	459	2
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Fiscal Year Ended January 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Cost of revenues	$499	2%	$386	1%	$241	1%
Research and development	1,136	3	918	4	703	4
Marketing and sales	1,256	4	1,104	4	941	4
General and administrative	368	1	371	1	305	1
Restructuring	20	0	0	0	0	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	January 31, 2023	January 31, 2022
Cash, cash equivalents and marketable securities	$12,508	$10,537
Unearned revenue	17,376	15,628
Remaining performance obligation	48.6	43.7
Principal due on our outstanding debt obligations (1)	10,682	10,686
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the fiscal year ended January 31, 2023 compared to the same period in fiscal 2022 was impacted by our recent acquisitions, including the acquisition of Slack Technologies, Inc. (“Slack”) in July 2021, our largest acquisition to date, such that approximately six months of Slack revenues and expenses are included in fiscal 2022 whereas 12 months of Slack operations are included in fiscal 2023. In our discussion of changes in our results of operations for the fiscal year ended January 31, 2023 compared to the same period in fiscal 2022, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date for the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Fiscal Year Ended January 31, 2023 and 2022
Revenues

	Fiscal Year Ended January 31,		Variance
(in millions)	2023	2022	Dollars	Percent
Subscription and support	$29,021	$24,657	$4,364	18%
Professional services and other	2,331	1,835	496	27
Total revenues	$31,352	$26,492	$4,860	18%
The increase in subscription and support revenues for fiscal 2023 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately six percent and seven percent of total subscription and support revenues for fiscal 2023 and 2022, respectively. Subscription and support revenues accounted for approximately 93 percent of our total revenues for fiscal 2023 and 2022.
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

Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2023	As a % of Total Subscription and Support Revenues	2022	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$6,831	24%	$5,989	24%	14%
Service	7,369	25	6,474	26	14
Platform and Other	5,967	20	4,509	19	32
Marketing and Commerce	4,516	16	3,902	16	16
Data	4,338	15	3,783	15	15
Total	$29,021	100%	$24,657	100%	18%
Our Industry Offerings revenue is included in one of the above service offerings depending on the primary service purchased. Slack revenues are included in Platform and Other. Data is comprised of revenue from Analytics and Integration service offerings.
Data subscription and support revenues include revenues from term and perpetual software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Data to experience greater volatility in revenues period to period compared to our other service offerings. Additionally, as we transition customers within the Data offering from perpetual and term software licenses to subscription based services, revenue associated with such customers will generally be recognized ratably over the contract term, resulting in potentially less revenue in the period the customer transitions but potentially increasing revenues over the remaining term.
Revenues by Geography

	Fiscal Year Ended January 31,
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Growth Rate
Americas	$21,250	68%	$17,983	68%	18%
Europe	7,163	23	6,016	23	19
Asia Pacific	2,939	9	2,493	9	18
Total	$31,352	100%	$26,492	100%	18%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was due primarily to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. During fiscal 2023, revenues outside of the Americas were negatively impacted by foreign currency fluctuations by approximately ten percent compared to fiscal 2022.
Cost of Revenues

	Fiscal Year Ended January 31,				Variance Dollars
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues
Subscription and support	$5,821	19%	$5,059	19%	$762
Professional services and other	2,539	8%	1,967	8%	572
Total cost of revenues	$8,360	27%	$7,026	27%	$1,334

For fiscal 2023, the increase in cost of revenues was primarily due to an increase of $638 million in employee-related costs, including stock-based compensation expense. We have increased our headcount associated with our data centers, customer support and professional services by 27 percent since fiscal 2022 to meet the higher demand for services from our customers as well as from our fiscal 2023 acquisition of Traction on Demand. Fiscal 2023 cost of revenues, as a percentage of revenues, were consistent to that of fiscal 2022.
We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses is expected to affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the near term.
Operating Expenses

	Fiscal Year Ended January 31,				Variance Dollars
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues
Research and development	$5,055	16%	$4,465	17%	$590
Marketing and sales	13,526	43	11,855	44	1,671
General and administrative	2,553	8	2,598	10	(45)
Restructuring	828	3	0	0	828
Total operating expenses	$21,962	70%	$18,918	71%	$3,044
For fiscal 2023, the increase in research and development expenses was primarily due to an increase of approximately $547 million in employee-related costs, including stock-based compensation expense. Our research and development headcount increased by three percent since fiscal 2022 in order to improve and extend our service offerings, develop new technologies and integrate acquired companies. Fiscal 2023 research and development expenses, as a percentage of revenues, decreased compared to fiscal 2022 primarily due to our hiring pause that began in the second half of fiscal 2023 as well as our January 2023 restructuring plan.
We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in the near term as we continue to invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For fiscal 2023, the increase in marketing and sales expenses was primarily due to an increase of $1.3 billion in employee-related costs, including the amortization of deferred commissions and stock-based compensation expense. Our marketing and sales headcount increased by three percent since fiscal 2022 primarily due to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Fiscal 2023 marketing and sales expenses as a percentage of revenue decreased compared to fiscal 2022 primarily due to our hiring pause that began in the second half of fiscal 2023, our January 2023 restructuring plan and decreased marketing expenses.
We expect that marketing and sales expenses will increase in absolute dollars and may decrease as a percentage of revenues in the near term as we focus on leveraging our self-serve and partner-led channels and increasing our sales productivity.
For fiscal 2023, the decrease in general and administrative expenses was primarily due to decreased third-party and miscellaneous expenses. Our general and administrative headcount increased by five percent since fiscal 2022 as we added personnel to support our growth. General and administrative expenses, as a percentage of revenue, decreased primarily due to our hiring pause in the second half of fiscal 2023, our January 2023 restructuring plan and real estate exits that occurred in fiscal 2023.
We expect that general and administrative expenses may increase in absolute dollars and may decrease as a percentage of revenues in the near term as we continue to invest in process efficiency initiatives.
In fiscal 2023, approximately $828 million of costs were incurred related to the January 2023 restructuring plan, of which approximately $683 million relates to employee transition, severance payments, employee benefits and stock-based compensation expense and $145 million relates to exit charges associated with office space reductions. We expect to incur approximately $600 million to $1.1 billion in charges in connection with the Plan in the near term.

Other Income and Expenses

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2023	2022
Gains (losses) on strategic investments, net	$(239)	$1,211	$(1,450)
Other expense	(131)	(227)	96
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments including impairments. Our strategic investment portfolio continues to be affected by high public equity market volatility as well as challenging market conditions for companies in which we hold private equity or debt investments. In fiscal 2023 these factors resulted in impairments on privately held equity and debt securities of $491 million, partially offset by $180 million in unrealized gains on privately held equity securities.
Other expense primarily consists of interest expense on our debt as well as our finance leases, offset by interest income on our marketable securities portfolio. Other expense decreased primarily due to an increase in investment income from rising interest rates offset by an increase in interest expense primarily driven by our issuance of $8.0 billion Senior Notes in July 2021.
Benefit From (Provision For) Income Taxes

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2023	2022
Provision for income taxes	$(452)	$(88)	$(364)
Effective tax rate	68%	6%
In fiscal 2023, we recognized a tax provision of $452 million on a pretax income of $660 million. The majority of the tax provision was related to taxes from profitable jurisdictions outside of the United States which includes withholding taxes. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, for example, acquisitions, changes to our operating structure and other macroeconomic factors.
In fiscal 2022, we recognized a tax provision of $88 million on a pretax income of $1.5 billion. Our tax provision was primarily due to taxes from profitable jurisdictions outside of the United States, which was offset by a net US tax benefit primarily due to excess tax benefits from stock based compensation.
The Inflation Reduction Act was signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of
$1 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for fiscal 2024. While we do not anticipate this change to be significant, it could impact our consolidated financial position. We continue to monitor and analyze new information, interpretations and guidance.
Fiscal Year Ended January 31, 2022 and 2021
For a discussion of the year ended January 31, 2022 compared to the year ended January 31, 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2022.
Liquidity and Capital Resources
At January 31, 2023, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $12.5 billion and accounts receivable of $10.8 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of January 31, 2023 provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
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
Cash Flows
For fiscal 2023, 2022 and 2021 our cash flows were as follows (in millions):

4	Fiscal Year Ended January 31,
	2023	2022	2021
Net cash provided by operating activities	$7,111	$6,000	$4,801
Net cash used in investing activities	(1,989)	(14,536)	(3,971)
Net cash provided by (used in) financing activities	(3,562)	7,838	1,194
Operating Activities
The net cash provided by operating activities during fiscal 2023 was related to net income of $208 million, adjusted for non-cash items including $3.8 billion of depreciation and amortization and $3.3 billion related to stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during fiscal 2023 was further benefited by the change in unearned revenue of $1.7 billion, partially offset by the change in costs capitalized to obtain revenue contracts, net of $2.3 billion and accounts receivable, net of $1.0 billion due to cash collections. Cash provided by operating activities was impacted by the provision from the Tax Cuts and Jobs Act of 2017 which became effective in fiscal 2023 and requires the capitalization and amortization of research and development costs. The change increased our cash taxes paid in fiscal 2023. As our business continues to grow and our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during fiscal 2022 was primarily related to net income of $1.4 billion, adjusted for non-cash items including $3.3 billion of depreciation and amortization and $2.8 billion related to stock-based expense offset by $1.2 billion related to gains on strategic investments. Cash provided by operating activities during fiscal 2022 was further benefited by the change in unearned revenue of $2.6 billion, partially offset by accounts receivable, net of $1.8 billion.
Investing Activities
The net cash used in investing activities during fiscal 2023 was primarily related to capital expenditures of $798 million, net outflows of $557 million from marketable securities activity, cash consideration for acquisitions of approximately $439 million and net outflows of $195 million from strategic investment activity.
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
Financing Activities
Net cash used in financing activities during fiscal 2023 consisted primarily of $4.0 billion from repurchases of common stock partially offset by $861 million from proceeds from equity plans.
Net cash provided by financing activities during fiscal 2022 consisted primarily of $7.9 billion of net proceeds from our July 2021 issuance of Senior Notes and $1.3 billion from proceeds from equity plans, partially offset by payments related to the Slack Convertible Notes, net of associated capped call proceeds of $1.2 billion.
Debt
As of January 31, 2023, we had senior unsecured debt outstanding, with maturities starting in April 2023 through July 2061. The total carrying value of this debt was $10.6 billion, of which $1.0 billion is related to the 2023 Senior Notes due in the next 12 months. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in June 2023, with a total carrying value of $182 million. We were in compliance with all debt covenants as of January 31, 2023.
In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of January 31, 2023. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. During the fiscal year ended January 31, 2023, we repurchased approximately 28 million shares of our common stock for approximately $4.0 billion at an average cost of $144.94. All repurchases were made in open market transactions. As of January 31, 2023, we were authorized to purchase a remaining $6.0 billion of the Company’s common stock under the Share Repurchase Program. In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $20.0 billion. Subsequent to January 31, 2023, we have paid approximately $0.3 billion through March 6, 2023 for additional shares under the Share Repurchase Program.
The Inflation Reduction Act was signed into law in August 2022. It introduced a new 1 percent excise tax imposed on certain stock repurchases made after December 31, 2022. It did not impact our financing cash flows in fiscal 2023. The excise tax may apply to future repurchases and could impact our financing cash flows.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of January 31, 2023, the future non-cancelable minimum payments under these commitments were approximately $4.7 billion, with payments of $933 million due in the next 12 months and $3.8 billion due thereafter. As of January 31, 2023, we have additional operating leases that have not yet commenced totaling $0.4 billion. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
In addition to our leasing arrangements, we have other contractual commitments associated with agreements that are enforceable and legally binding, including those with infrastructure service providers. Our total commitments under these agreements are $6.5 billion, of which payments of $1.1 billion are due in the next 12 months and $5.4 billion are due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
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
Other Future Obligations
Our overall acquisition strategy may evolve to require integration and business operation changes that may result in incremental income tax costs. The timing and amount of a tax cash payment, if any, is uncertain and would be based upon a number of factors, including our integration plans, valuations related to intercompany transactions, the tax rate in effect at the time, potential negotiations with the taxing authorities and potential litigation. Additionally, as we utilize our remaining tax credits and net operating loss carryforwards, we expect an increase in future cash taxes.
The Inflation Reduction Act was signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective in fiscal 2024. While we do not anticipate this change to be significant, it could impact our consolidated financial position. We continue to monitor and analyze new information, interpretation and guidance.
Additionally, related to the restructuring plan announced in January 2023, we expect approximately $1.2 billion to $1.7 billion in future cash expenditures, primarily related to workforce costs such as severance payments.

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
Our ESG disclosures include our annual stakeholder impact report, our Task Force on Climate-Related Financial Disclosures (“TCFD”) report, Sustainability Bond report and others as required by location regulations. The disclosures are informed by an internal ESG prioritization assessment refreshed in fiscal 2022, which assessed topics based on their potential impact to both our own enterprise value creation and the environment and society more broadly. The assessment gathered input from a number of our key internal and external stakeholders, such as investors, customers, suppliers, our employees and executives, non-governmental organizations and sector organizations. Our ESG disclosures are also informed by relevant topics identified through third-party ESG reporting organizations, frameworks and standards, such as the TCFD. More information on our key ESG programs, goals and commitments, and key metrics can be found in our annual Stakeholder Impact Report, https://salesforce.com/stakeholder-impact-report.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the fiscal year ended January 31, 2023, was negatively impacted by approximately four percent compared to the fiscal year ended January 31, 2022. In addition, fluctuations in USD against international currencies negatively impacted our current remaining performance obligation by approximately one percent as of January 31, 2023 compared to what we would have reported as of January 31, 2022 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $12.5 billion as of January 31, 2023. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at January 31, 2023 could result in a $56 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive loss, net, and are realized only if we sell the underlying securities.
At January 31, 2022, we had cash, cash equivalents and marketable securities totaling $10.5 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $58 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of January 31, 2023	Interest Terms	Contractual Interest Rate
2023 Senior Notes	April 2023	$1,000	Fixed	3.25%
Loan assumed on 50 Fremont	June 2023	182	Fixed	3.75
2024 Senior Notes	July 2024	1,000	Fixed	0.625
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of January 31, 2023, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of January 31, 2023, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.7 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented sixteen percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of January 31, 2023 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of January 31, 2023
Publicly held equity securities	$2	$2	$(1)	$3
Privately held equity securities	3,611	1,310	(321)	4,600
Total equity securities	$3,613	$1,312	$(322)	$4,603
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
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 37 percent of our total strategic investments as of January 31, 2023, could result in a $115 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
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

ITEM 8. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Salesforce, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salesforce, Inc. (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2023 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue primarily from subscription and support services and professional services contracts in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts with its customers that may include promises to transfer multiple cloud services, software licenses, premium support and professional services. Significant judgment may be required by the Company in determining revenue recognition for these customer agreements, including the determination of whether products and services are considered distinct performance obligations and the determination of standalone selling prices, particularly for products and services that are not sold separately.
Auditing the Company’s accounting for revenue contracts with customers required significant judgment to assess management’s determination of performance obligations and standalone selling prices.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify performance obligations and allocate the transaction price to those performance obligations, including controls over determining standalone selling prices.
To test the Company’s judgments and conclusions related to the identification of performance obligations and determination of standalone selling prices, our audit procedures included, among others, obtaining an understanding of the Company’s various service offerings and evaluating management’s conclusions regarding which were distinct. We read a sample of executed contracts to assess management’s evaluation of significant terms, including the determination of distinct performance obligations, and the related standalone selling price. We evaluated the information utilized to determine standalone selling price and we tested the mathematical accuracy of the Company’s calculations.

Impairment of Strategic Investments
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company holds investments in privately held equity securities, which are assessed for impairment at least quarterly. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. Significant judgment may be required by the Company in determining if an investment is impaired based on the information available about the investee.
Auditing the Company’s accounting for impairment of privately held equity securities required significant judgment to evaluate management’s assessment of impairment indicators to evaluate whether investments are impaired considering the current economic environment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify impaired privately held equity securities, including controls over assessing impairment indicators.
To test the Company’s judgments and conclusions related to impairment of privately held equity securities, our audit procedures included, among others, obtaining an understanding of the nature of the privately held equity securities and evaluating the Company’s assessment of both qualitative and quantitative factors. We read the Company’s analysis of a sample of investments and available information including financial metrics and cash usage. We evaluated the information available to determine the appropriateness of the Company’s conclusions of whether the investments are impaired.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Francisco, California
March 8, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Salesforce, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Salesforce, Inc.’s (the Company’s) internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes, and our report dated March 8, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
March 8, 2023

Salesforce, Inc.
Consolidated Balance Sheets
(in millions)

	January 31, 2023	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,016	$5,464
Marketable securities	5,492	5,073
Accounts receivable, net	10,755	9,739
Costs capitalized to obtain revenue contracts, net	1,776	1,454
Prepaid expenses and other current assets	1,356	1,120
Total current assets	26,395	22,850
Property and equipment, net	3,702	2,815
Operating lease right-of-use assets, net	2,890	2,880
Noncurrent costs capitalized to obtain revenue contracts, net	2,697	2,342
Strategic investments	4,672	4,784
Goodwill	48,568	47,937
Intangible assets acquired through business combinations, net	7,125	8,978
Deferred tax assets and other assets, net	2,800	2,623
Total assets	$98,849	$95,209
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$6,743	$5,470
Operating lease liabilities, current	590	686
Unearned revenue	17,376	15,628
Debt, current	1,182	4
Total current liabilities	25,891	21,788
Noncurrent debt	9,419	10,592
Noncurrent operating lease liabilities	2,897	2,703
Other noncurrent liabilities	2,283	1,995
Total liabilities	40,490	37,078
Commitments and contingencies (See Notes 6 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600 shares authorized, 1,009 and 989 issued and outstanding at January 31, 2023 and 2022, respectively	1	1
Treasury stock, at cost	(4,000)	0
Additional paid-in capital	55,047	50,919
Accumulated other comprehensive loss	(274)	(166)
Retained earnings	7,585	7,377
Total stockholders’ equity	58,359	58,131
Total liabilities and stockholders’ equity	$98,849	$95,209

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

4	Fiscal Year Ended January 31,
	2023	2022	2021
Revenues:
Subscription and support	$29,021	$24,657	$19,976
Professional services and other	2,331	1,835	1,276
Total revenues	31,352	26,492	21,252
Cost of revenues (1)(2):
Subscription and support	5,821	5,059	4,154
Professional services and other	2,539	1,967	1,284
Total cost of revenues	8,360	7,026	5,438
Gross profit	22,992	19,466	15,814
Operating expenses (1)(2):
Research and development	5,055	4,465	3,598
Marketing and sales	13,526	11,855	9,674
General and administrative	2,553	2,598	2,087
Restructuring (Note 10)	828	0	0
Total operating expenses	21,962	18,918	15,359
Income from operations	1,030	548	455
Gains (losses) on strategic investments, net	(239)	1,211	2,170
Other expense	(131)	(227)	(64)
Income before benefit from (provision for) income taxes	660	1,532	2,561
Benefit from (provision for) income taxes (3)	(452)	(88)	1,511
Net income	$208	$1,444	$4,072
Basic net income per share	$0.21	$1.51	$4.48
Diluted net income per share	$0.21	$1.48	$4.38
Shares used in computing basic net income per share	992	955	908
Shares used in computing diluted net income per share	997	974	930
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Cost of revenues	$1,035	$897	$662
Marketing and sales	916	727	459
(2) Amounts include stock-based compensation expense, as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Cost of revenues	$499	$386	$241
Research and development	1,136	918	703
Marketing and sales	1,256	1,104	941
General and administrative	368	371	305
Restructuring	20	0	0
(3) During fiscal 2021, the Company recorded approximately $2.0 billion of a one-time benefit from a discrete tax item related to the recognition of deferred tax assets resulting from an intra-entity transfer of intangible property.

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

4	Fiscal Year Ended January 31,
	2023	2022	2021
Net income	$208	$1,444	$4,072
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(35)	(55)	40
Unrealized gains (losses) on marketable securities and privately held debt securities	(94)	(83)	15
Other comprehensive income (loss), before tax	(129)	(138)	55
Tax effect	21	14	(4)
Other comprehensive income (loss), net	(108)	(124)	51
Comprehensive income	$100	$1,320	$4,123

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2020	893	$1	0	$0	$32,116	$(93)	$1,861	$33,885
Common stock issued	26	0	0	0	1,295	0	0	1,295
Stock-based compensation expense	0	0	0	0	2,190	0	0	2,190
Other comprehensive income, net of tax	0	0	0	0	0	51	0	51
Net income	0	0	0	0	0	0	4,072	4,072
Balance at January 31, 2021	919	1	0	0	35,601	(42)	5,933	41,493
Common stock issued	24	0	0	0	1,270	0	0	1,270
Shares issued related to business combinations	46	0	0	0	11,269	0	0	11,269
Stock-based compensation expense	0	0	0	0	2,779	0	0	2,779
Other comprehensive loss, net of tax	0	0	0	0	0	(124)	0	(124)
Net income	0	0	0	0	0	0	1,444	1,444
Balance at January 31, 2022	989	1	0	0	50,919	(166)	7,377	58,131
Common stock issued	20	0	0	0	849	0	0	849
Common stock repurchased	0	0	(28)	(4,000)	0	0	0	(4,000)
Stock-based compensation expense	0	0	0	0	3,279	0	0	3,279
Other comprehensive loss, net of tax	0	0	0	0	0	(108)	0	(108)
Net income	0	0	0	0	0	0	208	208
Balance at January 31, 2023	1,009	$1	(28)	$(4,000)	$55,047	$(274)	$7,585	$58,359

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Cash Flows
(in millions)

4	Fiscal Year Ended January 31,
	2023	2022	2021
Operating activities:
Net income	$208	$1,444	$4,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	3,786	3,298	2,846
Amortization of costs capitalized to obtain revenue contracts, net	1,668	1,348	1,058
Stock-based compensation expense	3,279	2,779	2,190
(Gains) losses on strategic investments, net	239	(1,211)	(2,170)
Tax benefit from intra-entity transfer of intangible property	0	0	(2,003)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(995)	(1,824)	(1,556)
Costs capitalized to obtain revenue contracts, net	(2,345)	(2,283)	(1,645)
Prepaid expenses and other current assets and other assets	(302)	114	(133)
Accounts payable and accrued expenses and other liabilities	528	507	1100
Operating lease liabilities	(699)	(801)	(830)
Unearned revenue	1,744	2,629	1,872
Net cash provided by operating activities	7,111	6,000	4,801
Investing activities:
Business combinations, net of cash acquired	(439)	(14,876)	(1,281)
Purchases of strategic investments	(550)	(1,718)	(1,069)
Sales of strategic investments	355	2,201	1,051
Purchases of marketable securities	(4,777)	(5,674)	(4,833)
Sales of marketable securities	1,771	4,179	1,836
Maturities of marketable securities	2,449	2,069	1,035
Capital expenditures	(798)	(717)	(710)
Net cash used in investing activities	(1,989)	(14,536)	(3,971)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	0	7,906	(20)
Repayments of Slack Convertible Notes, net of capped call proceeds	0	(1,197)	0
Repurchases of common stock	(4,000)	0	0
Proceeds from employee stock plans	861	1,289	1,321
Principal payments on financing obligations	(419)	(156)	(103)
Repayments of debt	(4)	(4)	(4)
Net cash provided by (used in) financing activities	(3,562)	7,838	1,194
Effect of exchange rate changes	(8)	(33)	26
Net increase (decrease) in cash and cash equivalents	1,552	(731)	2,050
Cash and cash equivalents, beginning of period	5,464	6,195	4,145
Cash and cash equivalents, end of period	$7,016	$5,464	$6,195
(1)    Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization of right of use assets.

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Fiscal Year Ended January 31,
	2023	2022	2021
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$275	$187	$96
Income taxes, net of tax refunds	$510	$196	$216
Non-cash investing and financing activities:
Fair value of equity awards assumed	$7	$205	$6
Fair value of common stock issued as consideration for business combinations	$0	$11,064	$0

See accompanying Notes.

Salesforce, Inc.
Notes to Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the Customer 360 platform, the Company delivers a single source of truth, connecting customer data across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since its founding in 1999, Salesforce has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence, enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era. In March 2022, the Company changed its corporate name from salesforce.com, inc. to Salesforce, Inc.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.
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
In January 2023, former co-CEO and Vice Chair of the Company’s Board of Directors, Bret Taylor, resigned his positions from the Company. Prior to his resignation, Mr. Taylor was identified as a co-CODM along with Marc Benioff, CEO and Chair of the Board. Upon Mr. Taylor’s resignation, Mr. Benioff assumed all Mr. Taylor’s responsibilities and, as of January, 31 2023, is the primary executive that evaluates the operating results of the Company to assess performance and allocate resources. Accordingly, the Company determined that the chief executive officer also serves as the CODM for the purposes of segment reporting. Despite the change in the chief operating decision maker, the Company determined no change to segment reporting was necessary as there was no change in the components of the Company for which separate financial information is regularly evaluated.
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
No single customer accounted for more than five percent of accounts receivable at January 31, 2023 and January 31, 2022. No single customer accounted for five percent or more of total revenue during fiscal 2023, 2022 and 2021. As of January 31, 2023 and January 31, 2022, assets located outside the Americas were 15 percent and 13 percent of total assets, respectively. As of January 31, 2023 and January 31, 2022, assets located in the United States were 83 percent and 86 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of January 31, 2023, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 16 percent of the portfolio in aggregate. As of January 31, 2022, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investment portfolio and represented 21 percent of the portfolio in aggregate.
Revenue Recognition
The Company derives its revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues include subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term and perpetual licenses and support revenues from the sales of support and updates beyond the basic subscription fees or related to the sales of software licenses. Professional services and other revenues include professional and advisory services for process mapping, project management and implementation services and training services.
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
Professional Services and Other Revenues
The Company’s professional services contracts are either on a time and materials, fixed price or subscription basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services contracts. Other revenues consist primarily of training revenues recognized as such services are performed.
Significant Judgments - Contracts with Multiple Performance Obligations
The Company enters into contracts with its customers that may include promises to transfer multiple performance obligations such as Cloud Services, software licenses, support and updates and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are concluded to be distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
Cloud Services, software licenses and support and updates services are generally concluded to be distinct because such offerings are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that professional services included in contracts with multiple performance obligations are distinct.
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
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining revenue contracts related to non-cancelable Cloud Services subscription, ongoing Cloud Services support and license support and updates. For contracts with on-premises software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (2) commissions paid to employees upon renewals of subscription and support contracts, (3) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees and (4) to a lesser extent, success fees paid to partners in emerging markets where the Company has a limited presence.
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
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for fiscal 2023 and 2022.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other expense, net on the consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other expense on the consolidated statements of operations.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities where the Company does not have a controlling financial interest in but does exercise significant influence over the investee are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains (losses) on strategic investments, net on the consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the consolidated balance sheet.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of January 31, 2023 and January 31, 2022 was $6.0 billion and $6.1 billion, respectively.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Buildings and building improvements	10 to 40 years
Computers, equipment and software	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated lease term or 10 years
The Company estimates the useful lives of property and equipment upon initial recognition and periodically evaluates the useful lives and whether events or changes in circumstances warrant a revision to the useful lives.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (losses) on strategic investments in the consolidated statements of operations.

Restructuring
The Company generally recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on the region an employee works. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $1.0 billion, $1.0 billion and $0.8 billion for fiscal 2023, 2022 and 2021, respectively.
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

	Fiscal Year Ended January 31,
	2023	2022	2021
Sales	$6,831	$5,989	$5,191
Service	7,369	6,474	5,377
Platform and Other	5,967	4,509	3,324
Marketing and Commerce	4,516	3,902	3,133
Data	4,338	3,783	2,951
	$29,021	$24,657	$19,976

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2023	2022	2021
Americas	$21,250	$17,983	$14,736
Europe	7,163	6,016	4,501
Asia Pacific	2,939	2,493	2,015
	$31,352	$26,492	$21,252
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent, 94 percent and 95 percent during fiscal 2023, 2022 and 2021, respectively. No other country represented more than ten percent of total revenue during fiscal 2023, 2022 and 2021.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $648 million as of January 31, 2023 as compared to $587 million as of January 31, 2022, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the consolidated balance sheets.
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

The change in unearned revenue was as follows (in millions):

	Fiscal Year Ended January 31,
	2023	2022
Unearned revenue, beginning of period	$15,628	$12,607
Billings and other (1)	33,034	29,011
Contribution from contract asset	62	110
Revenue recognized over time	(29,595)	(24,841)
Revenue recognized at a point in time	(1,757)	(1,651)
Unearned revenue from business combinations	4	392
Unearned revenue, end of period	$17,376	$15,628
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
Approximately 49 percent of total revenue recognized in fiscal 2023 is from the unearned revenue balance as of January, 31, 2022.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2023	$24.6	$24.0	$48.6
As of January 31, 2022	22.0	21.7	43.7

3. Investments
Marketable Securities
At January 31, 2023, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,442	$4	$(92)	$3,354
U.S. treasury securities	381	0	(11)	370
Mortgage-backed obligations	190	0	(12)	178
Asset-backed securities	1,004	1	(20)	985
Municipal securities	175	0	(6)	169
Commercial paper	278	0	0	278
Covered bonds	105	0	(4)	101
Other	59	0	(2)	57
Total marketable securities	$5,634	$5	$(147)	$5,492
At January 31, 2022, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,153	$2	$(34)	$3,121
U.S. treasury securities	205	0	(3)	202
Mortgage-backed obligations	229	0	(4)	225
Asset-backed securities	1,056	0	(5)	1,051
Municipal securities	225	0	(2)	223
Commercial paper	27	0	0	27
Covered bonds	212	0	(2)	210
Other	14	0	0	14
Total marketable securities	$5,121	$2	$(50)	$5,073
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	January 31, 2023	January 31, 2022
Due within 1 year	$2,380	$2,161
Due in 1 year through 5 years	3,104	2,899
Due in 5 years through 10 years	8	13
	$5,492	$5,073
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2023 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$48	$4,479	$76	$4,603
Debt securities and other investments	0	0	69	69
Balance as of January 31, 2023	$48	$4,479	$145	$4,672

Strategic investments by form and measurement category as of January 31, 2022 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$4,204	$122	$4,696
Debt securities and other investments	0	0	88	88
Balance as of January 31, 2022	$370	$4,204	$210	$4,784

The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $354 million and $467 million, as of January 31, 2023 and 2022, respectively.
Gains (Losses) on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

4	Fiscal Year Ended January 31,
	2023	2022	2021
Unrealized gains (losses) recognized on publicly traded equity securities, net	$1	$(241)	$1,743
Unrealized gains recognized on privately held equity securities, net	180	1,210	184
Impairments on privately held equity and debt securities	(491)	(51)	(124)
Unrealized gains (losses), net	(310)	918	1,803
Realized gains on sales of securities, net	71	293	367
Gains (losses) on strategic investments, net	$(239)	$1,211	$2,170

Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $220 million and $1.2 billion and impairments and downward adjustments of $466 million and $61 million for fiscal 2023 and 2022, respectively.
Realized gains on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
The Company calculates cumulative realized gains on sales of securities, net, as the difference between the sale proceeds and the initial purchase price for securities sold during the period. Cumulative realized gains on the sales of securities for fiscal 2023 and 2022 were $87 million and $1.6 billion, net.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of January 31, 2023 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,877	$0	$1,877
Money market mutual funds	1,795	0	0	1,795
Cash equivalent securities	0	794	0	794
Marketable securities:
Corporate notes and obligations	0	3,354	0	3,354
U.S. treasury securities	0	370	0	370
Mortgage-backed obligations	0	178	0	178
Asset-backed securities	0	985	0	985
Municipal securities	0	169	0	169
Commercial paper	0	278	0	278
Covered bonds	0	101	0	101
Other	0	57	0	57
Strategic investments:
Equity securities	48	0	0	48
Total assets	$1,843	$8,163	$0	$10,006
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheets in addition to $2.6 billion of cash, as of January 31, 2023.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.6 billion and $4.4 billion as of January 31, 2023 and January 31, 2022, respectively.
5. Property and Equipment, Net and Other Balance Sheet Accounts
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2023	2022
Land	$293	$293
Buildings and building improvements	489	487
Computers, equipment and software	3,556	2,543
Furniture and fixtures	259	237
Leasehold improvements	1,807	1,656
Property and equipment, gross	6,404	5,216
Less accumulated depreciation and amortization	(2,702)	(2,401)
Property and equipment, net	$3,702	$2,815
Depreciation and amortization expense totaled $903 million, $678 million and $579 million during fiscal 2023, 2022 and 2021, respectively.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of January 31, 2023 included approximately $2.6 billion of accrued compensation as compared to $2.4 billion as of January 31, 2022.
6. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers and equipment under noncancellable operating leases with various expiration dates. The leases have noncancellable remaining terms of 1 year to 17 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.
The components of lease expense were as follows (in millions):

	Fiscal Year Ended January 31,
	2023	2022
Operating lease cost	$986	$1,080

Finance lease cost:
Amortization of right-of-use assets	$198	$125
Interest on lease liabilities	10	5
Total finance lease cost	$208	$130

Supplemental cash flow information related to operating and finance leases was as follows (in millions):

	Fiscal Year Ended January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$769	$873
Operating cash outflows for finance leases	10	5
Financing cash outflows for finance leases	180	74
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	915	364
Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

	As of January 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$2,890	$2,880

Operating lease liabilities, current	$590	$686
Noncurrent operating lease liabilities	2,897	2,703
Total operating lease liabilities	$3,487	$3,389

Finance leases:
Computers, equipment and software	$1,053	$928
Accumulated depreciation	(264)	(528)
Property and equipment, net	$789	$400

Accrued expenses and other liabilities	$257	$114
Other noncurrent liabilities	534	271
Total finance lease liabilities	$791	$385
Other information related to leases was as follows:

	As of January 31,
	2023	2022
Weighted average remaining lease term
Operating leases	7 years	7 years
Finance leases	3 years	3 years
Weighted average discount rate
Operating leases	2.6%	2.1%
Finance leases	2.1%	1.9%

As of January 31, 2023, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Fiscal 2024	$663	$270
Fiscal 2025	524	265
Fiscal 2026	536	199
Fiscal 2027	486	85
Fiscal 2028	437	0
Thereafter	1,239	0
Total minimum lease payments	3,885	819
Less: Imputed interest	(398)	(28)
Total	$3,487	$791
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $237 million in the next five years and $42 million thereafter.
As of January 31, 2023, the Company had additional leases that had not yet commenced totaling $0.4 billion and therefore are not reflected on the consolidated balance sheet and tables above. These leases include agreements for office facilities to be constructed. These leases will commence between fiscal year 2024 and fiscal year 2025 with lease terms of 1 to 17 years.
Of the total lease commitment balance, including leases not yet commenced, of $5.1 billion, approximately $4.2 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of January 31, 2023, the Company had a total of $126 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2033.
7. Business Combinations
Fiscal Year 2023
Traction Sales and Marketing Inc.
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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$1,508
Accounts receivable	98
Acquired customer contract asset	70
Operating lease right-of-use assets	200
Other assets	409
Goodwill	21,410
Intangible assets	6,350
Accounts payable, accrued expenses and other liabilities	(478)
Unearned revenue	(382)
Slack Convertible Notes (see Note 9)	(1,339)
Operating lease liabilities	(303)
Deferred tax liability	(475)
Net assets acquired	$27,068
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
The Company assumed unvested stock options, restricted stock units and restricted stock awards with an estimated fair value of $1.7 billion. Of the total consideration, $205 million was allocated to the purchase consideration and $1.5 billion was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

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
Fiscal Year 2021
Vlocity
In June 2020, the Company acquired all outstanding stock of Vlocity, Inc. ("Vlocity"), a leading provider of industry-specific cloud and mobile software. The transaction costs associated with its acquisition were immaterial. The acquisition date fair value of the consideration transferred for Vlocity was approximately $1.4 billion, which primarily consisted of $1.2 billion of cash paid and $208 million of fair value related to the pre-existing relationship. The Company recorded $473 million of intangible assets related to customer relationships and developed technology with useful life of four to eight years. Developed technology represents the fair value of Vlocity’s industry-specific cloud and mobile software. Customer relationships represent the fair values of the underlying relationships with Vlocity customers. The Company recorded $1.0 billion of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes.
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
Evergage
In February 2020, the Company acquired all outstanding stock of Evergage Inc. ("Evergage") a cloud-based real-time personalization and customer data platform. The acquisition date fair value of the consideration transferred for Evergage was approximately $100 million, which consisted of cash and the fair value of stock options and restricted stock awards assumed.
8. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2022	Additions and retirements, net (1)	January 31, 2023	January 31, 2022	Expense and retirements, net	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2023
Acquired developed technology	$5,633	$(789)	$4,844	$(2,263)	$(208)	$(2,471)	$3,370	$2,373	3.8
Customer relationships	6,995	(304)	6,691	(1,662)	(500)	(2,162)	5,333	4,529	6.7
Other (2)	345	(42)	303	(70)	(10)	(80)	275	223	5.5
Total	$12,973	$(1,135)	$11,838	$(3,995)	$(718)	$(4,713)	$8,978	$7,125	5.7
(1) The Company retired $1.2 billion of fully depreciated intangible assets during fiscal 2023, of which $826 million were included in acquired developed technology and $366 million were included in customer relationships.
(2) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for fiscal 2023, 2022 and 2021 was $2.0 billion, $1.6 billion and $1.1 billion, respectively.

The expected future amortization expense for intangible assets as of January 31, 2023 was as follows (in millions):

Fiscal Period:
Fiscal 2024	$1,869
Fiscal 2025	1,597
Fiscal 2026	1,355
Fiscal 2027	990
Fiscal 2028	616
Thereafter	698
Total amortization expense	$7,125
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance at January 31, 2021	$26,318
Slack	21,161
Acumen	337
Other acquisitions and adjustments (1)	121
Balance as of January 31, 2022	$47,937
Traction on Demand	293
Other acquisitions and adjustments (1)	338
Balance as of January 31, 2023	$48,568
(1) Adjustments include measurement period adjustments for business combinations from the prior year, including approximately $249 million in fiscal 2023 related to the Company’s July 2021 acquisition of Slack Technologies, Inc. (“Slack”) and the effect of foreign currency translation.
9. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of January 31, 2023	January 31, 2023	January 31, 2022
2023 Senior Notes	April 2018	April 2023	3.25%	$1,000	$1,000	$998
Loan assumed on 50 Fremont	February 2015	June 2023	3.75	182	182	186
2024 Senior Notes	July 2021	July 2024	0.625	1,000	998	997
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,493	1,492
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	992	990
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,489	1,488
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,235	1,234
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,977	1,976
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,235	1,235
Total carrying value of debt				$10,682	10,601	10,596
Less current portion of debt					(1,182)	(4)
Total noncurrent debt					$9,419	$10,592
The Company was in compliance with all debt covenants as of January 31, 2023.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $8.8 billion and $10.3 billion as of January 31, 2023 and 2022, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of fiscal 2023 and the last day of trading of fiscal 2022, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.

The contractual future principal payments for all borrowings as of January 31, 2023 were as follows (in millions):

Fiscal Period:
Fiscal 2024	$1,182
Fiscal 2025	1,000
Fiscal 2026	0
Fiscal 2027	0
Fiscal 2028	0
Thereafter	8,500
Total principal outstanding	$10,682
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
There were no outstanding borrowings under the Credit Facility as of January 31, 2023. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's consolidated statements of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions), which is included within other expense in the Company’s consolidated statements of operations:

	Fiscal Year Ended January 31,
	2023	2022	2021
Contractual interest expense	$277	$198	$96
Amortization of debt discounts and debt issuance costs	10	18	14
	$287	$216	$110
10. Restructuring
In January 2023, the Company announced a restructuring plan (the “Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The Plan includes a reduction of the Company’s workforce and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Plan are expected to be substantially complete by the end of the Company’s fiscal 2024, subject to local law and consultation requirements. The actions associated with the real estate restructuring under the Plan are expected to be fully complete in fiscal 2026. The Company incurred approximately $828 million in charges in connection with the Plan in fiscal 2023, which consists of $683 million in charges related to employee transition, severance payments, employee benefits and share-based compensation and $145 million in exit charges associated with the office space reductions.
The following table summarizes the activities related to the restructuring for fiscal 2023 (in millions):

	Workforce reduction	Real estate exits and office space reductions	Total
Charges	$683	$145	$828
Payments	(48)	(25)	(73)
Non-cash items	(28)	(120)	(148)
Liability as of January 31, 2023	$607	$0	$607
The liability as of January 31, 2023 for restructuring charges, which is related to workforce reduction, is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
	2023	2022	2021
Volatility	34 - 40%	34 - 37%	28 - 37%
Estimated life	3.5 years	3.5 years	3.5 years
Risk-free interest rate	1.7 - 4.4%	0.4 - 1.7%	0.2 - 1.4%
Weighted-average fair value per share of grants	$62.10	$59.34	$41.24
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
In fiscal 2023, 2022 and 2021, the Company granted performance-based restricted stock unit awards to certain employees, including the Chair of the Board and Chief Executive Officer and other senior executives. The performance-based restricted stock unit awards are subject to vesting based on a market-based condition and a service-based condition. At the end of the three-year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200 percent, depending on the extent the performance condition is achieved.
Stock option activity for fiscal 2023 was as follows:

		Options Outstanding
	Shares Available for Grant (in millions)	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2022	66	21	$156.34
Increase in shares authorized:
2013 Equity Incentive Plan	44
Options granted under all plans	(8)	8	205.90
Restricted stock activity	(32)
Exercised	0	(3)	97.47
Plan shares expired or canceled	3	(3)	188.04
Balance as of January 31, 2023	73	23	$175.23	$2,982
Vested or expected to vest		23	$173.38	$2,852
Exercisable as of January 31, 2023		12	$149.40	$1,808
The total intrinsic value of the options exercised during fiscal 2023, 2022 and 2021, was $0.2 billion, $1.2 billion, and $1.2 billion, respectively. The intrinsic value of options exercised during each year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.37 years.
As of January 31, 2023, options to purchase 12 million shares were vested at a weighted-average exercise price of $149.40 per share and had a weighted-average remaining contractual life of approximately 3.33 years. The total intrinsic value of these vested options based on the market value of the stock as of January 31, 2023 was approximately $1.8 billion.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.76 to $118.04	4	2.5	$82.60	4	$84.42
$120.75 to $151.25	1	4.4	140.34	1	138.14
$154.14	4	4.0	154.14	2	154.14
$155.20 to $171.43	3	3.7	162.03	3	161.25
$176.98 to $215.17	4	4.9	211.42	2	213.44
$218.21 to $296.84	7	5.8	224.52	1	239.94
	23	4.5	$175.23	13	$149.40
Restricted stock activity for fiscal 2023 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2022	27	$202.85
Granted - restricted stock units and awards	18	201.34
Granted - performance-based stock units	1	203.28
Canceled	(5)	203.07
Vested and converted to shares	(12)	196.21
Balance as of January 31, 2023	29	$204.62	$4,924
Expected to vest	26		$4,302
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over four years. The total fair value of shares vested during fiscal 2023 and 2022 was $2.1 billion and $3.2 billion, respectively.
The aggregate expected stock-based compensation expense remaining to be recognized as of January 31, 2023 was as follows (in millions):

Fiscal Period:
Fiscal 2024	$2,672
Fiscal 2025	1,849
Fiscal 2026	1,156
Fiscal 2027	207
Total stock-based compensation expense	$5,884
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of January 31, 2023 and assumes no forfeiture activity. The aggregate expected stock-based expense remaining will be recognized over a weighted-average period of approximately two years.

Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2023 (in millions):

Options outstanding	23
Restricted stock awards and units and performance-based stock units outstanding	29
Stock available for future grant or issuance:
2013 Equity Incentive Plan	72
2014 Inducement Plan	1
Amended and Restated 2004 Employee Stock Purchase Plan	23
148
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of January 31, 2023 and 2022, no shares of preferred stock were outstanding.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock (the “Share Repurchase Program”). In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program for an aggregate total authorized of $20.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
The Company accounts for treasury stock under the cost method.
During fiscal year ended January 31, 2022, the Company repurchased approximately 28 million shares of its common stock for approximately $4.0 billion at an average price per share of $144.94. All repurchases were made in open market transactions. As of January 31, 2023, the Company was authorized to purchase a remaining $6.0 billion of its common stock under the Share Repurchase Program, which was subsequently increased by an additional $10.0 billion in February 2023.

12. Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2023	2022	2021
Domestic	$398	$1,338	$2,683
Foreign	262	194	(122)
	$660	$1,532	$2,561
The provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2023	2022	2021
Current:
Federal	$173	$6	$(12)
State	216	(16)	53
Foreign	397	352	238
Total	786	342	279
Deferred:
Federal	(134)	(181)	228
State	(203)	(57)	66
Foreign	3	(16)	(2,084)
Total	(334)	(254)	(1,790)
Provision for (benefit from) income taxes	$452	$88	$(1,511)
In fiscal 2023, the Company recorded a tax provision of $452 million primarily due to taxes from profitable jurisdictions outside of the United States which includes withholding taxes. In fiscal 2022, the Company recorded a tax provision of $88 million primarily due to taxes from profitable jurisdictions outside of the United states, which was offset by a net U.S. tax benefit primarily due to excess tax benefits from stock-based compensation. In fiscal 2021, the Company changed its international corporate structure, which included the transfer of certain intangible property to Ireland resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. The deferred tax assets were recognized as a result of the book and tax basis difference on the intangible property transferred to an Irish subsidiary and were based on the intangible property’s current fair value. The determination of the estimated fair value of the intangible property is complex and subject to judgement due to the use of subjective assumptions in the valuation models used by management. The tax amortization related to the intellectual property transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the currently enacted Irish tax rate. The Company believes that it is more likely than not that the deferred tax assets will be realized in Ireland.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Fiscal Year Ended January 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	$139	$322	$538
State, net of the federal benefit	29	(29)	90
Effects of non-U.S. operations (1)	287	199	(1,817)
Tax credits	(239)	(263)	(125)
Non-deductible expenses	94	83	45
Foreign-derived intangible income deduction	(55)	0	0
(Windfall)/shortfall related to share-based compensation	31	(323)	(289)
Effect of U.S. tax law change	0	0	23
Change in valuation allowance	171	101	15
Other, net	(5)	(2)	9
Provision for (benefit from) income taxes	$452	$88	$(1,511)
(1) Fiscal 2021 effects of non-U.S. operations included tax benefit from the transfer of certain intangible property in Ireland.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2023	2022
Deferred tax assets:
Losses and deductions carryforward	$268	$682
Deferred stock-based compensation expense	312	244
Tax credits	1,055	1,469
Accrued liabilities	470	300
Intangible assets	1,976	2,009
Lease liabilities	912	862
Unearned revenue	78	116
Capitalized research & development	914	0
Other	86	32
Total deferred tax assets	6,071	5,714
Less valuation allowance	(633)	(463)
Deferred tax assets, net of valuation allowance	5,438	5,251
Deferred tax liabilities:
Capitalized costs to obtain revenue contracts	(913)	(817)
Purchased intangible assets	(1,500)	(1,902)
Depreciation and amortization	(304)	(178)
Basis difference on strategic and other investments	(250)	(337)
Lease right-of-use assets	(767)	(735)
Total deferred tax liabilities	(3,734)	(3,969)
Net deferred tax assets (liabilities)	$1,704	$1,282
At January 31, 2023, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $0.2 billion, which expire in fiscal 2024 through 2038 with the exception of post-2017 losses that do not expire, federal research and development tax credits of approximately $1.1 billion, which expire in fiscal 2025 through fiscal 2043, foreign tax credits of approximately $79 million, which expire in fiscal 2029 through fiscal 2033. For California income tax purposes, the Company had net operating loss carryforwards of approximately $1.1 billion which expire beginning in fiscal 2029 through fiscal 2043, California research and development tax credits of approximately $730 million, which do not expire.

For other states' income tax purposes, the Company had net operating loss carryforwards of approximately $1.1 billion, which expire beginning in fiscal 2024 through fiscal 2043 and tax credits of approximately $79 million, which expire beginning in fiscal 2024 through fiscal 2033. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had a valuation allowance of $633 million and $463 million as of January 31, 2023 and January 31, 2022 respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The increase in the valuation allowance during fiscal 2023 was primarily due to state tax credits and certain U.S foreign tax credits that are not expected to be realized. At the end of January 31, 2023, the valuation allowance was primarily related to U.S. states’ net operating loss and tax credits, and certain U.S foreign tax credits. The Company will continue to evaluate the need for valuation allowances for its deferred tax assets.
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
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2023, 2022 and 2021 is as follows (in millions):

	Fiscal Year Ended January 31,
	2023	2022	2021
Beginning of period	$1,822	$1,479	$1,433
Tax positions taken in prior period:
Gross increases	53	25	77
Gross decreases	(45)	(27)	(40)
Tax positions taken in current period:
Gross increases	227	358	107
Settlements	(40)	0	(87)
Lapse of statute of limitations	(12)	(7)	(19)
Currency translation effect	(30)	(6)	8
End of period	$1,975	$1,822	$1,479
In fiscal 2023, 2022 and 2021, the Company reported a net increase of approximately $153 million, $343 million, and $46 million, respectively in its unrecognized tax benefits. The increase in unrecognized tax benefits during fiscal 2022 was primarily for acquisition related liabilities. For fiscal 2023, 2022 and 2021, total unrecognized tax benefits in an amount of $1.5 billion, $1.3 billion and $1.3 billion, respectively, if recognized, would have reduced income tax expense and the Company’s effective tax rate.
The Company has recognized interest and penalties related to unrecognized tax benefits in the income tax provision of $49 million, $21 million and $25 million in fiscal 2023, 2022 and 2021, respectively. Interest and penalties accrued as of January 31, 2023, 2022 and 2021 were $107 million, $58 million and $37 million, respectively.
Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, Germany and Israel. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

4	Fiscal Year Ended January 31,
	2023	2022	2021
Numerator:
Net income	$208	$1,444	$4,072
Denominator:
Weighted-average shares outstanding for basic earnings per share	992	955	908
Effect of dilutive securities:
Employee stock awards	5	19	22
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	997	974	930
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Fiscal Year Ended January 31,
	2023	2022	2021
Employee stock awards	39	4	6
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which was granted on December 13, 2022. Oral argument is scheduled for April 17, 2023. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending of Slack’s petition for a writ of certiorari in the Federal Action. The State Court remains stayed pending the Supreme Court’s decision in the Federal Action. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As a result of COVID-19, and as described above, we took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2023. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our chief executive officer, Marc Benioff, principal financial officer, Amy Weaver, principal accounting officer, Sundeep Reddy and all other executive officers. The Code of Conduct is available on our website at http://investor.salesforce.com/about-us/investor/corporate-governance/. A copy may also be obtained without charge by contacting Investor Relations, Salesforce, Inc., Salesforce Tower, 415 Mission St, 3rd Fl, San Francisco, California 94105 or by calling (415) 901-7000.
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

ITEM 16.     10-K SUMMARY

Omitted at registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.1	4/4/2022
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/16/2022
4.1	Specimen Common Stock Certificate		10-Q	001-32224	4.1	6/1/2022
4.2	Indenture, dated April 11, 2018, between the Registrant and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.3	First Supplemental Indenture, dated April 11, 2018, between the Registrant and U.S. Bank National Association, as trustee (including Forms of 2023 and 2028 Notes)		8-K	001-32224	4.2	4/11/2018
4.4	Second Supplemental Indenture, dated July 12, 2021, between the Registrant and U.S. Bank National Association, as trustee (including Forms of the 2024, 2031, 2041, 2051, 2061 and Sustainability Notes)		8-K	001-32224	4.2	7/12/2021
4.5	Indenture, dated April 9, 2020, between Slack Technologies, Inc. and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	7/21/2021
4.6	First Supplemental Indenture, dated as of February 10, 2021, between Slack Technologies, Inc. and U.S. Bank National Association, as trustee		8-K	001-32224	4.2	7/21/2021
4.7	Second Supplemental Indenture, dated July 21, 2021, by and among Slack Technologies, Inc., the Registrant, Skyline Strategies II LLC and U.S. Bank National Association, as trustee		8-K	001-32224	4.3	7/21/2021
4.8	Description of the Registrant’s Capital Stock	X
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		S-8	333-265555	4.3	6/13/2022

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.2*	Salesforce, Inc. Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333-265555	4.4	6/13/2022
10.3*	Form of Indemnification Agreement between the Registrant and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.4*	MetaMind, Inc. 2014 Stock Incentive Plan		S-8	333-211510	4.1	5/20/2016
10.5*	2014 Amended and Restated Inducement Equity Incentive Plan		10-Q	001-32224	10.3	6/1/2022
10.6*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan		10-Q	001-32224	10.4	6/1/2022
10.7*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan		10-Q	001-32224	10.5	6/1/2022
10.8*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan		10-Q	001-32224	10.6	6/1/2022
10.9*	Amended and Restated Gratitude Bonus Plan		10-Q	001-32224	10.7	6/1/2022
10.10*	Traction Sales and Marketing Inc. Equity Incentive Plan		S-8	333-265557	4.3	6/13/2022
10.11*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.12*	Form of Change of Control and Retention Agreement as entered into with Parker Harris		10-K	001-32224	10.14	3/9/2009
10.13*	Form of Change of Control and Retention Agreement entered into with non-CEO Executive Officers after 2014		10-K	001-32224	10.16	3/5/2020
10.14*	Founder Restricted Stock Agreement		10-K	001-32224	10.18	3/5/2020
10.15*	Aircraft Time Sharing Agreement, dated March 17, 2020, between the Registrant and Marc Benioff		10-K	001-32224	10.17	3/17/2021
10.16*	Non-Employee Director Compensation Program and related form of Director RSU Agreement	X
10.17*	Settlement Agreement, dated November 2022, between Salesforce UK Ltd. and Gavin Patterson	X
10.18	Office Lease, dated April 10, 2014, between the Registrant and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.19	Purchase and Sale Agreement, dated November 10, 2014, between the Registrant and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.20	Credit Agreement, dated as of December 23, 2020, by and among the Registrant, the lenders and other parties party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, as amended by Amendment No. 1, dated as of April 4, 2022.		10-Q	001-32224	10.9	6/1/2022

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.21	Credit Agreement, dated as of December 23, 2020, by and among the Registrant, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.2	12/23/2020
10.22	Nomination and Cooperation Agreement between Salesforce, Inc. and ValueAct Capital Management L.P., dated January 27, 2023		8-K	001-32224	99.1	1/27/2023
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2023
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: March 8, 2023
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Amy Weaver, Sundeep Reddy and Todd Machtmes, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Benioff	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2023
Marc Benioff

/s/ Amy Weaver	President and Chief Financial Officer (Principal Financial Officer)	March 8, 2023
Amy Weaver

/s/ Sundeep Reddy	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2023
Sundeep Reddy

/s/ Laura Alber	Director	March 8, 2023
Laura Alber

/s/ Craig Conway	Director	March 8, 2023
Craig Conway

/s/ Arnold Donald	Director	March 8, 2023
Arnold Donald

/s/ Parker Harris	Director, Co-Founder	March 8, 2023
Parker Harris

/s/ Alan Hassenfeld	Director	March 8, 2023
Alan Hassenfeld

/s/ Neelie Kroes	Director	March 8, 2023
Neelie Kroes

/s/ Sachin Mehra	Director	March 8, 2023
Sachin Mehra

/s/ Mason Morfit	Director	March 8, 2023
Mason Morfit

/s/ Oscar Munoz	Director	March 8, 2023
Oscar Munoz

/s/ Sanford R. Robertson	Director	March 8, 2023
Sanford R. Robertson

/s/ John V. Roos	Director	March 8, 2023
John V. Roos

/s/ Robin L. Washington	Director	March 8, 2023
Robin L. Washington

/s/ Maynard Webb	Director	March 8, 2023
Maynard Webb

/s/ Susan Wojcicki	Director	March 8, 2023
Susan Wojcicki