Form 10-Q
period 2023-04-30
Salesforce, Inc.
filed 2023-06-01
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 30, 2023, there were approximately 974 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	April 30, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,155	$7,016
Marketable securities	4,822	5,492
Accounts receivable, net	4,632	10,755
Costs capitalized to obtain revenue contracts, net	1,772	1,776
Prepaid expenses and other current assets	1,600	1,356
Total current assets	21,981	26,395
Property and equipment, net	3,695	3,702
Operating lease right-of-use assets, net	2,646	2,890
Noncurrent costs capitalized to obtain revenue contracts, net	2,506	2,697
Strategic investments	4,633	4,672
Goodwill	48,567	48,568
Intangible assets acquired through business combinations, net	6,654	7,125
Deferred tax assets and other assets, net	2,859	2,800
Total assets	$93,541	$98,849
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,733	$6,743
Operating lease liabilities, current	591	590
Unearned revenue	15,121	17,376
Debt, current	181	1,182
Total current liabilities	21,626	25,891
Noncurrent debt	9,421	9,419
Noncurrent operating lease liabilities	2,880	2,897
Other noncurrent liabilities	2,202	2,283
Total liabilities	36,129	40,490
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(6,144)	(4,000)
Additional paid-in capital	56,026	55,047
Accumulated other comprehensive loss	(255)	(274)
Retained earnings	7,784	7,585
Total stockholders’ equity	57,412	58,359
Total liabilities and stockholders’ equity	$93,541	$98,849

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

1	Three Months Ended April 30,
	2023	2022
Revenues:
Subscription and support	$7,642	$6,856
Professional services and other	605	555
Total revenues	8,247	7,411
Cost of revenues (1)(2):
Subscription and support	1,510	1,440
Professional services and other	615	605
Total cost of revenues	2,125	2,045
Gross profit	6,122	5,366
Operating expenses (1)(2):
Research and development	1,207	1,318
Marketing and sales	3,154	3,372
General and administrative	638	656
Restructuring	711	0
Total operating expenses	5,710	5,346
Income from operations	412	20
Gains (losses) on strategic investments, net	(141)	7
Other income (expense)	55	(56)
Income (loss) before benefit from (provision for) income taxes	326	(29)
Benefit from (provision for) income taxes	(127)	57
Net income	$199	$28
Basic net income per share	$0.20	$0.03
Diluted net income per share	$0.20	$0.03
Shares used in computing basic net income per share	980	991
Shares used in computing diluted net income per share	988	1,001
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2023	2022
Cost of revenues	$248	$275
Marketing and sales	223	237
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended April 30,
	2023	2022
Cost of revenues	$103	$112
Research and development	241	279
Marketing and sales	263	291
General and administrative	73	94
Restructuring	16	0

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2023	2022
Net income	$199	$28
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	6	(69)
Unrealized gains (losses) on marketable securities and privately held debt securities	16	(96)
Other comprehensive income (loss), before tax	22	(165)
Tax effect	(3)	21
Other comprehensive income (loss), net	19	(144)
Comprehensive income (loss)	$218	$(116)

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three Months Ended April 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2023	1,009	$1	(28)	$(4,000)	$55,047	$(274)	$7,585	$58,359
Common stock issued	7	0	0	0	283	0	0	283
Common stock repurchased	0	0	(11)	(2,144)	0	0	0	(2,144)
Stock-based compensation expense	0	0	0	0	696	0	0	696
Other comprehensive income, net of tax	0	0	0	0	0	19	0	19
Net income	0	0	0	0	0	0	199	199
Balance at April 30, 2023	1,016	$1	(39)	$(6,144)	$56,026	$(255)	$7,784	$57,412

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2022	989	$1	$50,919	$(166)	$7,377	$58,131
Common stock issued	5	0	85	0	0	85
Stock-based compensation expense	0	0	776	0	0	776
Other comprehensive loss, net of tax	0	0	0	(144)	0	(144)
Net income	0	0	0	0	28	28
Balance at April 30, 2022	994	$1	$51,780	$(310)	$7,405	$58,876

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2023	2022
Operating activities:
Net income	$199	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	1,254	906
Amortization of costs capitalized to obtain revenue contracts, net	470	394
Stock-based compensation expense	696	776
(Gains) losses on strategic investments, net	141	(7)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	6,123	5,805
Costs capitalized to obtain revenue contracts, net	(275)	(399)
Prepaid expenses and other current assets and other assets	(291)	(409)
Accounts payable and accrued expenses and other liabilities	(1,403)	(1,222)
Operating lease liabilities	(168)	(202)
Unearned revenue	(2,255)	(1,994)
Net cash provided by operating activities	4,491	3,676
Investing activities:
Business combinations, net of cash acquired	0	(414)
Purchases of strategic investments	(105)	(223)
Sales of strategic investments	9	45
Purchases of marketable securities	(368)	(2,572)
Sales of marketable securities	269	441
Maturities of marketable securities	785	445
Capital expenditures	(243)	(179)
Net cash provided by (used in) investing activities	347	(2,457)
Financing activities:
Repurchases of common stock	(2,054)	0
Proceeds from employee stock plans	449	274
Principal payments on financing obligations	(110)	(72)
Repayments of debt	(1,001)	(1)
Net cash provided by (used in) financing activities	(2,716)	201
Effect of exchange rate changes	17	(25)
Net increase in cash and cash equivalents	2,139	1,395
Cash and cash equivalents, beginning of period	7,016	5,464
Cash and cash equivalents, end of period	$9,155	$6,859

(1)    Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended April 30,
	2023	2022
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$46	$46
Income taxes, net of tax refunds	$122	$181

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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2023 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three months ended April 30, 2023 and 2022, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2023, and its results of operations, including its comprehensive income (loss), stockholders' equity and its cash flows for the three months ended April 30, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2024.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2023.
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
Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, which forms the basis for making judgments about the carrying values of assets and liabilities as well as income and expenses to be recognized.
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
Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company’s investment portfolio consists primarily of investment-grade securities, and the Company’s policies limit the amount of credit exposure to any one issuer. The Company monitors and manages the overall exposure of its cash balances to individual financial institutions on an ongoing basis. The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at April 30, 2023 and January 31, 2023. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2023 and 2022. As of April 30, 2023 and January 31, 2023, assets located outside the Americas were 14 percent and 15 percent of total assets, respectively. As of April 30, 2023 and January 31, 2023, assets located in the United States were 84 percent and 83 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of April 30, 2023, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 16 percent of the portfolio in aggregate. As of January 31, 2023, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investment portfolio and represented 16 percent of the portfolio in aggregate.
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
Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which is longer than the typical initial contract period, but reflects the estimated average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluates both qualitative and quantitative factors which included the estimated life cycles of its offerings and its customer attrition. Additionally, the Company amortizes capitalized costs for renewals and success fees paid to partners over two years.
The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three months ended April 30, 2023 and 2022.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other expense, net on the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other expense on the condensed consolidated statements of operations.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities where the Company does not have a controlling financial interest in but does exercise significant influence over the investee are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted only for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains (losses) on strategic investments, net on the condensed consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the condensed consolidated balance sheet.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. The Company assesses its privately held debt and equity securities in its strategic investment portfolio at least quarterly for impairment. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. If the investment is considered impaired, the Company estimates the fair value of the investment and recognizes any resulting impairment through the condensed consolidated statements of operations.
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
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities, publicly held equity securities and foreign currency derivative contracts at fair value. In addition, the Company measures certain of its strategic investments, including its privately held debt securities and privately held equity securities, at fair value on a nonrecurring basis when there has been an observable price change in a same or similar security or an impairment. The additional disclosures regarding the Company’s fair value measurements are included in Note 4 “Fair Value Measurement.”
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of April 30, 2023 and January 31, 2023 was $5.7 billion and $6.0 billion, respectively.
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
Leases
The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s condensed consolidated balance sheets. Assets (also referred to as ROU assets) and liabilities recognized from finance leases are included in property and equipment, accrued expenses and other liabilities and other noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term. The corresponding lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes.

Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement, net of any future tenant incentives. The Company has lease agreements which contain both lease and non-lease components, which it has elected to combine for all asset classes. As such, minimum lease payments include fixed payments for non-lease components within a lease agreement, but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. The Company’s lease terms may include options to extend or terminate the lease. Periods beyond the noncancellable term of the lease are included in the measurement of the lease liability only when it is reasonably certain that the Company will exercise the associated extension option or waive the termination option. The Company reassesses the lease term if and when a significant event or change in circumstances occurs within the control of the Company. As most of the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. The Company's incremental borrowing rate is an estimate of the interest rate the Company would have to pay to borrow on a collateralized basis with similar terms and payments, in the economic environment where the leased asset is located.
The lease ROU asset is recognized based on the lease liability, adjusted for any rent payments or initial direct costs incurred or tenant incentives received prior to commencement.
Lease expense for operating leases, which includes amortization expense of ROU assets, is recognized on a straight-line basis over the lease term. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term, and interest expense for finance lease liabilities is recognized based on the incremental borrowing rate. Expense for variable lease payments are recognized as incurred.
On the lease commencement date, the Company also establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are included in property and equipment, net and are amortized over the lease term.
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
Stock-based compensation expense related to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) is measured based on grant date at fair value using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense related to shares issued pursuant to the 2004 Employee Stock Purchase Plan on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount from the lower of the Company’s stock price on (i) the first day of the offering period or on (ii) the last day of the purchase period and also allows employees to reduce their percentage election once during a six-month purchase period (December 15 and June 15 of each fiscal year), but not to increase that election until the next one-year offering period. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
The Company, at times, grants performance share awards to executive officers and other members of senior management, which may include a market condition or performance condition, or both. Stock-based compensation expense related to awards with a market condition are measured at fair value using a Monte Carlo simulation model and stock-based compensation expense related to these awards is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term. Stock-based compensation expense related to awards with a performance condition are measured based on the grant date closing stock price and stock-based compensation expense related to these awards is recognized based on the requisite service period elapsed, as well as the probability of achievement and estimated attainment of the performance condition as of the end of our reporting period.
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

	Three Months Ended April 30,
	2023	2022
Sales	$1,810	$1,632
Service	1,964	1,761
Platform and Other	1,567	1,419
Marketing and Commerce	1,170	1,089
Data	1,131	955
	$7,642	$6,856
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2023	2022
Americas	$5,482	$4,971
Europe	1,951	1,738
Asia Pacific	814	702
	$8,247	$7,411
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during the three months ended April 30, 2023 and 2022. No other country represented more than ten percent of total revenue during the three months ended April 30, 2023 and 2022.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $704 million as of April 30, 2023 as compared to $648 million as of January 31, 2023, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended April 30,
	2023	2022
Unearned revenue, beginning of period	$17,376	$15,628
Billings and other (1)	5,937	5,328
Contribution from contract asset	55	89
Revenue recognized over time	(7,837)	(7,056)
Revenue recognized at a point in time	(410)	(355)
Unearned revenue from business combinations	0	2
Unearned revenue, end of period	$15,121	$13,636
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2023	$24.1	$22.6	$46.7
As of January 31, 2023	$24.6	$24.0	$48.6

3. Investments
Marketable Securities
At April 30, 2023, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,015	$3	$(83)	$2,935
U.S. treasury securities	391	0	(10)	381
Mortgage-backed obligations	210	0	(11)	199
Asset-backed securities	966	1	(16)	951
Municipal securities	160	0	(5)	155
Commercial paper	0	0	0	0
Covered bonds	76	0	(4)	72
Other	131	0	(2)	129
Total marketable securities	$4,949	$4	$(131)	$4,822
At January 31, 2023, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,442	$4	$(92)	$3,354
U.S. treasury securities	381	0	(11)	370
Mortgage-backed obligations	190	0	(12)	178
Asset-backed securities	1,004	1	(20)	985
Municipal securities	175	0	(6)	169
Commercial paper	278	0	0	278
Covered bonds	105	0	(4)	101
Other	59	0	(2)	57
Total marketable securities	$5,634	$5	$(147)	$5,492
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	April 30, 2023	January 31, 2023
Due within 1 year	$1,856	$2,380
Due in 1 year through 5 years	2,885	3,104
Due in 5 years through 10 years	81	8
	$4,822	$5,492
Strategic Investments
Strategic investments by form and measurement category as of April 30, 2023 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$42	$4,420	$90	$4,552
Debt securities and other investments	0	0	81	81
Balance as of April 30, 2023	$42	$4,420	$171	$4,633

Strategic investments by form and measurement category as of January 31, 2023 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$48	$4,479	$76	$4,603
Debt securities and other investments	0	0	69	69
Balance as of January 31, 2023	$48	$4,479	$145	$4,672

The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $363 million and $354 million, as of April 30, 2023 and January 31, 2023, respectively.
Gains (Losses) on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

1	Three Months Ended April 30,
	2023	2022
Unrealized gains (losses) recognized on publicly traded equity securities, net	$0	$(74)
Unrealized gains recognized on privately held equity securities, net	38	57
Impairments on privately held equity and debt securities	(177)	(11)
Unrealized losses, net	(139)	(28)
Realized gains (losses) on sales of securities, net	(2)	35
Gains (losses) on strategic investments, net	$(141)	$7

Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $46 million and $78 million and impairments and downward adjustments of $175 million and $10 million for the three months ended April 30, 2023 and 2022, respectively.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of April 30, 2023 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$996	$0	$996
Money market mutual funds	4,656	0	0	4,656
Cash equivalent securities	0	1,303	0	1,303
Marketable securities:
Corporate notes and obligations	0	2,935	0	2,935
U.S. treasury securities	0	381	0	381
Mortgage-backed obligations	0	199	0	199
Asset-backed securities	0	951	0	951
Municipal securities	0	155	0	155
Commercial paper	0	0	0	0
Covered bonds	0	72	0	72
Other	0	129	0	129
Strategic investments:
Equity securities	42	0	0	42
Total assets	$4,698	$7,121	$0	$11,819
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.2 billion of cash, as of April 30, 2023.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.6 billion as of April 30, 2023 and January 31, 2023.
5. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers and equipment under non-cancelable operating leases with various expiration dates.
Total operating lease costs were $469 million and $233 million for the three months ended April 30, 2023 and 2022, respectively.
As of April 30, 2023, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining nine months of fiscal 2024	$500	$218
Fiscal 2025	569	289
Fiscal 2026	570	223
Fiscal 2027	502	109
Fiscal 2028	447	2
Thereafter	1,292	0
Total minimum lease payments	3,880	841
Less: Imputed interest	(409)	(31)
Total	$3,471	$810
As of April 30, 2023, the Company has additional operating leases that have not yet commenced totaling $408 million and therefore, are not reflected on the condensed consolidated balance sheets and tables above. These leases include agreements for office facilities pending commencement. These operating leases will commence between fiscal year 2024 and fiscal year 2025 with lease terms of 4 to 17 years.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of April 30, 2023 included approximately $2.0 billion of accrued compensation as compared to $2.6 billion as of January 31, 2023.

6. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2023	Additions and retirements, net	April 30, 2023	January 31, 2023	Expense and retirements, net	April 30, 2023	January 31, 2023	April 30, 2023	April 30, 2023
Acquired developed technology	$4,844	$0	$4,844	$(2,471)	$(248)	$(2,719)	$2,373	$2,125	2.6
Customer relationships	6,691	0	6,691	(2,162)	(210)	(2,372)	4,529	4,319	5.5
Other (1)	303	0	303	(80)	(13)	(93)	223	210	4.2
Total	$11,838	$0	$11,838	$(4,713)	$(471)	$(5,184)	$7,125	$6,654	4.5
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2023 and 2022 was $471 million and $512 million, respectively.
The expected future amortization expense for intangible assets as of April 30, 2023 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2024	$1,397
Fiscal 2025	1,597
Fiscal 2026	1,355
Fiscal 2027	990
Fiscal 2028	616
Thereafter	699
Total amortization expense	$6,654
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2023	$48,568
Adjustments (1)	(1)
Balance as of April 30, 2023	$48,567
(1) Adjustments include the effect of foreign currency translation.

7. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of April 30, 2023	April 30, 2023	January 31, 2023
2023 Senior Notes (1)	April 2018	April 2023	3.25%	$0	$0	$1,000
Loan assumed on 50 Fremont	February 2015	June 2023	3.75	181	181	182
2024 Senior Notes	July 2021	July 2024	0.625	1,000	998	998
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,494	1,493
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	993	992
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,489	1,489
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,235	1,235
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,977	1,977
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,235	1,235
Total carrying value of debt				$9,681	9,602	10,601
Less current portion of debt					(181)	(1,182)
Total noncurrent debt					$9,421	$9,419
(1) The Company repaid in full the 2023 Senior Notes in the first quarter of fiscal 2023.
The Company was in compliance with all debt covenants as of April 30, 2023.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $7.8 billion and $8.8 billion as of April 30, 2023 and January 31, 2023, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the first quarter of fiscal 2024 and the last day of trading of fiscal 2023, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of April 30, 2023 were as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2024	$181
Fiscal 2025	1,000
Fiscal 2026	0
Fiscal 2027	0
Fiscal 2028	0
Thereafter	8,500
Total principal outstanding	$9,681
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
There were no outstanding borrowings under the Credit Facility as of April 30, 2023. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statements of operations.
8. Restructuring
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The Restructuring Plan includes a reduction of the Company’s workforce and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Restructuring Plan are expected to be substantially complete by the end of the Company’s fiscal 2024, subject to local law and consultation requirements. The actions associated with the real estate restructuring under the Restructuring Plan are expected to be fully complete in fiscal 2026. The Company incurred approximately $711 million in charges in connection with the Restructuring Plan in the three months ended April 30, 2023, which consists of $344 million in charges related to employee transition, severance payments, employee benefits and share-based compensation and $367 million in exit charges associated with the office space reductions.
The following table summarizes the activities related to the restructuring for the three months ended April 30, 2023 (in millions):

	Workforce reduction	Office space reductions	Total
Liability as of January 31, 2023	$607	$0	$607
Charges	344	367	711
Payments	(320)	0	(320)
Non-cash items	(17)	(367)	(384)
Liability as of April 30, 2023	$614	$0	$614
The liability as of April 30, 2023 for restructuring charges, which is related to workforce reduction, is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.
9. Stockholders’ Equity
Stock option activity for the three months ended April 30, 2023 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2023	23	$175.23
Exercised	(2)	129.35
Plan shares expired or canceled	(1)	200.83
Balance as of April 30, 2023	20	$178.87	$2,559
Vested or expected to vest	20	$177.48	$2,459
Exercisable as of April 30, 2023	12	$162.97	$1,651
Restricted stock activity for the three months ended April 30, 2023 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2023	29	$204.62
Granted - restricted stock units and awards	12	192.11
Granted - performance-based stock units	1	192.55
Canceled	(2)	206.82
Vested and converted to shares	(5)	208.02
Balance as of April 30, 2023	35	$199.29	$6,939
Expected to vest	29		$5,809

The aggregate expected stock-based compensation expense remaining to be recognized as of April 30, 2023 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2024	$2,299
Fiscal 2025	2,301
Fiscal 2026	1,646
Fiscal 2027	770
Thereafter	126
Total stock-based compensation expense	$7,142
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of April 30, 2023 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock (the “Share Repurchase Program”). In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program for an aggregate total authorization of $20.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
The Company accounts for treasury stock under the cost method.
During the three months ended April 30, 2023, the Company repurchased approximately 11 million shares of its common stock for approximately $2.1 billion at an average price per share of $188.17. All repurchases were made in open market transactions. As of April 30, 2023, the Company was authorized to purchase a remaining $13.9 billion of its common stock under the Share Repurchase Program.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2023, the Company reported a tax provision of $127 million on pretax income of $326 million, which resulted in an effective tax rate of 39 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent and withholding taxes.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Germany, and Israel. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company’s tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that an inconsequential decrease of its unrecognized tax benefits may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.

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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

1	Three Months Ended April 30,
	2023	2022
Numerator:
Net income	$199	$28
Denominator:
Weighted-average shares outstanding for basic earnings per share	980	991
Effect of dilutive securities:
Employee stock awards	8	10
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	988	1,001
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2023	2022
Employee stock awards	23	22
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which was granted on December 13, 2022. Oral argument was held on April 17, 2023, and the Supreme Court’s decision remains pending. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending resolution of Slack’s petition for a writ of certiorari in the Federal Action. The State Court Action remains stayed pending the Supreme Court’s decision in the Federal Action. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets” and “commitments,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain security levels and service performance that meet the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Slack Technologies, Inc., and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or work-from-home policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to maintain and enhance our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of transfers and the value of such transferred intellectual property; uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, increasing interest rates and changes in monetary policy; the potential impact of financial institution instability; the impact of geopolitical events, including the recent conflict in Europe; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; our ability to execute our share repurchase program; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies the expected benefits of and timing of completion of the restructuring plan and the expected costs and charges of the restructuring plan, including, among other things, the risk that the restructuring costs and charges may be greater than we anticipate, the risk that our restructuring efforts may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, and may be distracting to employees and management, the risk that our restructuring efforts may negatively impact our business operations and reputation with or ability to serve customers, and the risk that our restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated; and our ability to achieve our aspirations, goals and projections related to our environmental, social and governance initiatives.
These and other risks and uncertainties may cause our actual results or outcomes to differ materially and adversely from those expressed in our forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results or outcomes to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
Our Customer 360 platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth, teams can be more responsive, productive and efficient, deliver intelligent, personalized experiences across every channel and increase productivity. With Slack, we provide a digital headquarters where companies, employees, governments and stakeholders can create success from anywhere. We are investing in generative artificial intelligence across all products that will change how our customers help their customers.
We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and expanding our industry-specific reach with more vertical software solutions. These growth levers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics drive higher annual revenues and have lower attrition rates than our company average.
In addition to our focus on top line growth levers, we are also focused on reducing our operating expenses to improve our operating margin. For example, in January 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. The Restructuring Plan includes a reduction of our workforce by approximately 10 percent and office space reductions within certain markets, which was largely completed as of April 30, 2023. In addition to the Restructuring Plan, we continue to focus on evaluating and operationalizing future programs to further our transformational efforts. We have started to see and expect to continue to see improvements in our operating expenses across all operating categories, with the most opportunity in sales and marketing expense and general and administrative expenses. We plan to continue to grow and innovate our business and service offerings and expand our leadership role in the cloud computing industry.
Highlights from the First Quarter of Fiscal 2024
•Revenue: For the three months ended April 30, 2023, revenue was $8.2 billion, an increase of 11 percent year-over-year.
•Earnings per Share: For the three months ended April 30, 2023, diluted earnings per share was $0.20 as compared to diluted earnings per share of $0.03 from a year ago.
•Cash: Cash provided by operations for the three months ended April 30, 2023 was $4.5 billion, an increase of 22 percent year-over-year. Total cash, cash equivalents and marketable securities as of April 30, 2023 was $14.0 billion.
•Remaining Performance Obligation: Total remaining performance obligation as of April 30, 2023 was approximately $46.7 billion, an increase of 11 percent year-over-year. Current remaining performance obligation as of April 30, 2023 was approximately $24.1 billion, an increase of 12 percent year-over-year.
•Share Repurchase Program: During the three months ended April 30, 2023, we repurchased approximately 11 million shares of our common stock for approximately $2.1 billion.
•Restructuring: For the three months ended April 30, 2023, we incurred approximately $711 million in costs related to the Restructuring Plan.
We continue to see the impact of macroeconomic factors and the more measured buying behavior of our customers on our business and our customers’ businesses in ways that are difficult to isolate and quantify. We continued to experience elongated sales cycles, additional deal approval layers, and deal compression in the first quarter of fiscal 2024. Slower growth in new and renewal business, particularly if sustained, impacts our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations negatively impacted revenues by approximately two percent in the three months ended April 30, 2023 and positively impacted our current remaining performance obligation by less than one percent as of April 30, 2023 compared to what we would have reported as of April 30, 2022 using constant currency rates. During fiscal 2023, the United States Dollar strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling and Japanese Yen. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three months ended April 30, 2023.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the three months ended April 30, 2023.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. Beginning in the first quarter of fiscal 2024, we began including Mulesoft and Tableau in our attrition calculation. As of April 30, 2023, our attrition rate, excluding Slack, was approximately 8.0 percent.
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

Restructuring
Restructuring, related to the Restructuring Plan, consist primarily of charges related to employee transition, severance payments, employee benefits and share-based compensation as well as exit charges associated with office space reductions. The actions associated with the employee restructuring under the Restructuring Plan are expected to be substantially complete by the end of our fiscal 2024, subject to local law and consultation requirements. The actions associated with the real estate restructuring under the Restructuring Plan are expected to be fully complete in fiscal 2026. Restructuring excludes allocated overhead.
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
Additionally, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 for further discussion with respect to these policies and estimates.
Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

1	Three Months Ended April 30,
	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Subscription and support	$7,642	93%	$6,856	93%
Professional services and other	605	7	555	7
Total revenues	8,247	100	7,411	100
Cost of revenues (1)(2):
Subscription and support	1,510	18	1,440	20
Professional services and other	615	8	605	8
Total cost of revenues	2,125	26	2,045	28
Gross profit	6,122	74	5,366	72
Operating expenses (1)(2):
Research and development	1,207	15	1,318	18
Marketing and sales	3,154	38	3,372	45
General and administrative	638	8	656	9
Restructuring	711	8	0	0
Total operating expenses	5,710	69	5,346	72
Income from operations	412	5	20	0
Gains (losses) on strategic investments, net	(141)	(2)	7	0
Other income (expense)	55	1	(56)	0
Income (loss) before benefit from (provision for) income taxes	326	4	(29)	0
Benefit from (provision for) income taxes	(127)	(2)	57	0
Net income	$199	2%	$28	0%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2023	% of Total Revenues	2022	% of Total Revenues
Cost of revenues	$248	3%	$275	4%
Marketing and sales	223	3	237	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended April 30,
	2023	% of Total Revenues	2022	% of Total Revenues
Cost of revenues	$103	1%	$112	1%
Research and development	241	3	279	4
Marketing and sales	263	3	291	4
General and administrative	73	1	94	1
Restructuring	16	0	0	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	April 30, 2023	January 31, 2023
Cash, cash equivalents and marketable securities	$13,977	$12,508
Unearned revenue	15,121	17,376
Remaining performance obligation	46.7	48.6
Principal due on our outstanding debt obligations (1)	9,681	10,682
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended April 30,		Variance
(in millions)	2023	2022	Dollars	Percent
Subscription and support	$7,642	$6,856	$786	11%
Professional services and other	605	555	50	9
Total revenues	$8,247	$7,411	$836	11%
The increase in subscription and support revenues for the three months ended April 30, 2023 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately five percent of total subscription and support revenues for the three months ended April 30, 2023 and 2022. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three months ended April 30, 2023 and 2022.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers. In the first quarter of fiscal 2024, we started to see less demand for larger, multi-year transformation engagements and, in some cases, delayed projects, and these trends may continue in the near term.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2023	As a % of Total Subscription and Support Revenues	2022	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$1,810	24%	$1,632	24%	11%
Service	1,964	26	1,761	25	12
Platform and Other	1,567	20	1,419	21	10
Marketing and Commerce	1,170	15	1,089	16	7
Data	1,131	15	955	14	18
Total	$7,642	100%	$6,856	100%	11%
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

Revenues by Geography

	Three Months Ended April 30,
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Growth Rate
Americas	$5,482	66%	$4,971	67%	10%
Europe	1,951	24	1,738	23	12
Asia Pacific	814	10	702	10	16
Total	$8,247	100%	$7,411	100%	11%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was due primarily to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. During the three months ended April 30, 2023, revenues outside of the Americas were negatively impacted by foreign currency fluctuations by approximately five percent compared to the three months ended April 30, 2022.
Cost of Revenues

	Three Months Ended April 30,				Variance Dollars
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues
Subscription and support	$1,510	18%	$1,440	20%	$70
Professional services and other	615	8%	605	8%	10
Total cost of revenues	$2,125	26%	$2,045	28%	$80
For the three months ended April 30, 2023, the increase in cost of revenues in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. We have increased our headcount associated with our data centers, customer support and professional services by nine percent since the same period a year ago to meet the higher demand for services from our customers. Cost of revenue as a percentage of total revenue during the three months ended April 30, 2023 decreased by two percent from the same period a year ago as a result of a decrease in absolute dollars related to third-party expenses and amortization of purchased intangibles.
We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. The timing of these expenses may adversely affect our cost of revenues as a percentage of revenues in the near term.
Operating Expenses

	Three Months Ended April 30,				Variance Dollars
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues
Research and development	$1,207	15%	$1,318	18%	$(111)
Marketing and sales	3,154	38	3,372	45	(218)
General and administrative	638	8	656	9	(18)
Restructuring	711	8	0	0	711
Total operating expenses	$5,710	69%	$5,346	72%	$364
For the three months ended April 30, 2023, the decrease in research and development expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our research and development headcount decreased by five percent since the three months ended April 30, 2022 as part of the Restructuring Plan and our hiring pause that began in second half of fiscal 2023.
We expect that research and development expenses will likely remain consistent as a percentage of revenues in the near term as we continue to invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies combined with our anticipated revenue growing inline with these incremental expenses.
For the three months ended April 30, 2023, the decrease in marketing and sales expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our marketing and sales headcount decreased by 12 percent since the three months ended April 30, 2022 as part of the Restructuring Plan and our hiring pause that began in second half of fiscal 2023.
We expect that marketing and sales expenses will likely decrease as a percentage of revenues in the near term as we focus on leveraging our self-serve and partner-led channels and increasing our sales productivity.

For the three months ended April 30, 2023, the decrease in general and administrative expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our general and administrative headcount decreased by 13 percent since the three months ended April 30, 2022 as part of the Restructuring Plan and our hiring pause that began in second half of fiscal 2023.
We expect that general and administrative expenses will likely decrease as a percentage of revenues in the near term as we continue to invest in process efficiency initiatives.
In the three months ended April 30, 2023, approximately $711 million of costs were incurred related to the Restructuring Plan, of which approximately $344 million relates to employee transition, severance payments, employee benefits and stock-based compensation expense and $367 million relates to exit charges associated with office space reductions. We expect to incur approximately $150 million to $400 million in additional charges in connection with the Restructuring Plan in the near term. As of April 30, 2023, we have largely completed the 10 percent reduction of workforce contemplated in the Restructuring Plan.
Other Income and Expenses

	Three Months Ended April 30,		Variance Dollars
(in millions)	2023	2022
Gains (losses) on strategic investments, net	$(141)	$7	$(148)
Other income (expense)	55	(56)	111
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments including impairments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity or debt investments as well as high public equity market volatility. In the three months ended April 30, 2023 these factors resulted in impairments on privately held equity and debt securities of $177 million, partially offset by $38 million in unrealized gains on privately held equity securities.
Other income (expense) primarily consists of interest expense on our debt as well as our finance leases, offset by interest income on our marketable securities portfolio. Other income (expense) increased primarily due to an increase in investment income from rising interest rates.
Provision For (Benefit From) Income Taxes

	Three Months Ended April 30,		Variance Dollars
(in millions)	2023	2022
Benefit from (provision for) income taxes	$(127)	$57	$(184)
Effective tax rate	39%	(197)%
We recorded a tax provision of $127 million on a pretax income of $326 million for the three months ended April 30, 2023, and a tax benefit of $57 million on a pretax loss of $29 million for the three months ended April 30, 2022. Our tax provision increased from a year ago primarily due to higher quarter-to-date pretax income and unfavorable discrete from stock-based compensation. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, for example, acquisitions, changes to our operating structure and other macroeconomic factors.
The provision from the Tax Cuts and Jobs Act of 2017 that requires capitalization and amortization of research and development costs became effective in fiscal 2023. This requirement continues to unfavorably impact our tax provision and cash taxes.
Liquidity and Capital Resources
At April 30, 2023, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $14.0 billion and accounts receivable of $4.6 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of April 30, 2023 provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted non-cancelable subscription agreements, which are not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt maintenance needs over the next 12 months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For the three months ended April 30, 2023 and 2022 our cash flows were as follows (in millions):

1	Three Months Ended April 30,
	2023	2022
Net cash provided by operating activities	$4,491	$3,676
Net cash provided by (used in) investing activities	347	(2,457)
Net cash provided by (used in) financing activities	(2,716)	201
Operating Activities
The net cash provided by operating activities during the three months ended April 30, 2023 was comprised of net income of $199 million, adjusted for non-cash items including $1.3 billion of depreciation and amortization and $696 million related to stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the three months ended April 30, 2023 was further benefited by the change in accounts receivable, net of $6.1 billion due to cash collections and was partially offset by the change in unearned revenue of $2.3 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during the three months ended April 30, 2022 was comprised of net income of $28 million, adjusted for non-cash items including $906 million of depreciation and amortization and $776 million related to stock-based compensation expense. Cash provided by operating activities during the three months ended April 30, 2022 was further benefited by the change in accounts receivable, net of $5.8 billion and was partially offset by the change in unearned revenue, net of $2.0 billion.
Investing Activities
The net cash provided by investing activities during the three months ended April 30, 2023 was related to net inflows of $686 million from marketable securities activity which was partially offset by capital expenditures of $243 million and net outflows of $96 million from strategic investment activity.
The net cash used in investing activities during the three months ended April 30, 2022 was primarily related to net outflows of $1.7 billion from marketable securities activity, cash consideration for acquisitions, including Traction on Demand, net of cash acquired, of approximately $414 million and net outflows of $178 million from strategic investment activity.
Financing Activities
Net cash used in financing activities during the three months ended April 30, 2023 consisted primarily of $2.1 billion from repurchases of common stock and $1.0 billion related to the repayment of the 2023 Senior Notes, partially offset by $449 million from proceeds from equity plans.
Net cash provided by financing activities during the three months ended April 30, 2022 consisted primarily of $274 million from proceeds from equity plans.
Debt
As of April 30, 2023, we had senior unsecured debt outstanding, with maturities starting in July 2024 and extending through July 2061 with a total carrying value of $9.4 billion. In addition, we had senior secured notes outstanding related to our loan on our purchase of an office building located at 50 Fremont Street in San Francisco (“50 Fremont”), due in June 2023, with a total carrying value of $181 million, which we repaid in full in May 2023. We were in compliance with all debt covenants as of April 30, 2023.
In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of April 30, 2023. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorization of $20.0 billion. During the three months ended April 30, 2023, we repurchased approximately 11 million shares of our common stock for approximately $2.1 billion at an average cost of $188.17 per share. All repurchases were made in open market transactions. As of April 30, 2023, we were authorized to purchase a remaining $13.9 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to April 30, 2023, we have paid approximately $0.7 billion through May 30, 2023 for additional shares under the Share Repurchase Program.
The Inflation Reduction Act introduced a new one percent excise tax imposed on certain stock repurchases made after December 31, 2022. It did not impact our financing cash flows in the three months ended April 30, 2023. The excise tax may apply to future repurchases and could impact our financing cash flows.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of April 30, 2023, the future non-cancelable minimum payments under these commitments were approximately $4.7 billion, with payments of $1.0 billion due in the next 12 months and $3.7 billion due thereafter. As of April 30, 2023, we have additional operating leases that have not yet commenced totaling $0.4 billion. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the three months ended April 30, 2023 and in future quarters, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure including offices, information technology and data centers, as well as investments with infrastructure service providers, to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
Our overall acquisition strategy may evolve to require integration and business operation changes that may result in incremental income tax costs. The timing and amount of a tax cash payment, if any, is uncertain and would be based upon a number of factors, including our integration plans, valuations related to intercompany transactions, the tax rate in effect at the time, potential negotiations with the taxing authorities and potential litigation. Additionally, as we utilize our remaining tax credits and net operating loss carryforwards, we expect an increase in cash taxes.
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
Additionally, related to the Restructuring Plan we expect approximately $900 million to $1.4 billion in future cash expenditures, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

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
Our ESG disclosures include our annual stakeholder impact report, our Task Force on Climate-Related Financial Disclosures (“TCFD”) report, Sustainability Bond report and others as required by local regulations. The disclosures are informed by an internal ESG prioritization assessment last refreshed in fiscal 2022, which assessed topics based on their potential impact to both our own enterprise value creation and the environment and society more broadly. The assessment gathered input from a number of our key internal and external stakeholders, such as investors, customers, suppliers, our employees and executives, non-governmental organizations and sector organizations. Our ESG disclosures are also informed by relevant topics identified through third-party ESG reporting organizations, frameworks and standards, such as the TCFD. More information on our key ESG programs, goals and commitments, and key metrics can be found in our annual Stakeholder Impact Report, https://salesforce.com/stakeholder-impact-report.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. This exposure has increased due to recent financial market movements and changes to our expectations of near-term possible movements caused by the impact of the macroeconomic environment as discussed in more detail below.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended April 30, 2023, was negatively impacted by approximately two percent compared to the three months ended April 30, 2022. In addition, fluctuations in USD against international currencies positively impacted our current remaining performance obligation by less than 1 percent as of April 30, 2023 compared to what we would have reported as of April 30, 2022 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $14.0 billion as of April 30, 2023. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at April 30, 2023 could result in a $52 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive loss, net, and are realized only if we sell the underlying securities.

At January 31, 2023, we had cash, cash equivalents and marketable securities totaling $12.5 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $56 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of April 30, 2023	Interest Terms	Contractual Interest Rate
Loan assumed on 50 Fremont	June 2023	181	Fixed	3.75%
2024 Senior Notes	July 2024	1,000	Fixed	0.625
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of April 30, 2023, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of April 30, 2023, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.6 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 16 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of April 30, 2023 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of April 30, 2023
Publicly held equity securities	$1	$2	$(1)	$2
Privately held equity securities	3,693	1,310	(453)	4,550
Total equity securities	$3,694	$1,312	$(454)	$4,552
We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments to our investments. These changes could be material based on market conditions and events. While historically our strategic investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our equity securities within our strategic investments portfolio. Volatility in global market conditions, including recent economic disruptions, inflation, financial institution instability and ongoing volatility in the public equity markets, may impact our strategic investment portfolio and our financial results may fluctuate from historical results and expectations.
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 36 percent of our total strategic investments as of April 30, 2023, could result in a $100 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to an injunction if they are found to infringe the rights of a third party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.
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
•Risks related to our aspirations and disclosures related to ESG matters.
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
•brand or reputational harm associated with our investments or acquired companies;
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
Our ability to acquire other businesses or technologies, make investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, several countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds of transactions involving foreign investments and acquisitions. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base, including through acquisitions, which has placed a strain on and in the future may stress the capabilities of our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments, including in human capital software, will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.
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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce in the wake of the COVID-19 pandemic could adversely affect our operations. In particular, we have offered a significant percentage of our employees the flexibility in the amount of time they work in an office. Our new office model and any adjustments made to our current and future office environments or work-from-home policies, including changes from the Restructuring Plan, may not meet the needs and expectations of our workforce, which could negatively impact our ability to increase productivity of our existing workforce and to attract and retain our employees. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services, particularly in times of general economic uncertainty. It is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Historically, our subscription and support revenues primarily consisted of subscription fees; however, with the acquisitions of MuleSoft and Tableau, subscription and support revenues also now include term software license sales. We have less experience forecasting the renewal rates of such term software license sales. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Such sales organization changes have in some periods resulted in, and may in the future result in, a reduction of productivity, which could negatively impact our rate of growth in the current and future quarters and operating results, including revenue. For example, the Restructuring Plan involved such changes to our sales organization, which could negatively impact our productivity, growth rate and operating results, which may adversely affect the market price of our common stock. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
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
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to seek to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:

•regional economic and political conditions, natural disasters, acts of war, terrorism and actual or threatened public health emergencies;
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
•impacts of or uncertainties regarding the United Kingdom’s exit from the European Union (“EU”) on regulations, currencies, taxes and operations, including possible disruptions to the sale of our services or the movement of our people between the United Kingdom, EU and other locations;
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
In January 2023, we announced the Restructuring Plan, which is intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Restructuring Plan includes a reduction of our workforce and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Restructuring Plan are expected to be substantially complete by the end of fiscal 2024, subject to local law and consultation requirements. This Restructuring Plan, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key employees.
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
Additionally, if we fail to anticipate or identify significant Internet-related and other technology trends and developments early enough, particularly in the AI space, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed. Uncertainties about the timing and nature of new network platforms or technologies, modifications to existing platforms or technologies, including text messaging capabilities, or changes in customer usage patterns thereof could increase our research and development or service delivery expenses or lead to our increased reliance on certain vendors. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
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
Policies we adopt or choose not to adopt on social and ethical issues, especially regarding the use of our products, may be unpopular with some of our employees or with our customers or potential customers, and have in the past impacted and may in the future impact our ability to attract or retain employees and customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these policies. Further, actions taken by our customers and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability, particularly in light of upcoming regulatory requirements like the Digital Services Act (“DSA”) from the EU. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that such claims lack merit, legal proceedings can be lengthy, expensive and disruptive to our operations and the outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability.
We are increasingly building AI into many of our offerings, including generative AI. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation will require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. Moreover, the move from AI content classification to AI content generation through our development of Einstein GPT and other generative AI products brings additional risks and responsibility. Known risks of generative AI currently include accuracy, bias, toxicity, privacy, and security and data provenance. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.
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
•the evolving regulatory requirements affecting ESG practices and/or disclosures;

•the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions, dispositions or restructuring of our businesses or operations.
Standards for tracking and reporting ESG matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in Virginia, Colorado, Connecticut, Utah, Montana, Tennessee, Iowa, Indiana and Washington, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The EU has been developing new requirements related to the use of data, including in the Digital Services Act, that may impose additional rules and restrictions on the use of the data in our products and services.
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
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. For example, in 2020 we were made a party to a legal proceeding brought by a Dutch privacy advocacy group (the Privacy Collective) on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. In December 2021, the Amsterdam District Court declared the Privacy Collective inadmissible in its claims against us and dismissed the case, however this is currently being appealed by the Privacy Collective. We were also named as a defendant in a similar lawsuit brought in the UK, which has subsequently been dismissed. Although we believe that these claims lack merit, these or similar future claims could cause reputational harm to our brand or result in liability. In addition, the economic slowdown could increase the regulatory enforcement of privacy regulations, which could require our cooperation and or increase the cost of our compliance with the imposed regulations.
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

Further, in some cases, industry-specific, regionally-specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. This is also true with respect to the global proliferation of laws regulating the financial services industry, including its use of cloud services. In Europe, the Digital Operational Resilience Act (DORA), which aims to ensure the resilience of the EU financial sectors, including through mandatory risk management, incident reporting, resilience testing and third-party outsourcing restrictions, was formally adopted by the Council of the EU in November 2022. The UK is advancing similar legislation and other countries may follow. Further, countries are applying their data protection laws to AI, and particularly generative AI, and/or are considering legal frameworks on AI. Any failure or perceived failure by Salesforce to comply with such requirements could have an adverse impact on our business.
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
Our contracts with federal, state, local and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are from time to time subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.
We are subject to governmental sanctions and export and import controls that could impair our ability to compete in international markets and may subject us to liability if we are not in full compliance with applicable laws.
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, U.S. export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to U.S. embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the United States and other countries are subject to change and uncertainty, including as a result of geopolitical developments and relations between the United States and China, the United States and Russia and war in Europe. Regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations.
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
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets, including in emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar, Brazilian Real and Israeli Shekel against the U.S. Dollar. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Furthermore, fluctuations in foreign currency exchange rates, combined with the seasonality of our business, could affect our ability to accurately predict our future results and earnings.
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
As of April 30, 2023, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of April 30, 2023, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
Our quarterly results are likely to fluctuate. Fluctuations have occurred due to known and unknown risks, such as the global economic impact of geopolitical conflict in Europe and rising interest rates. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically in the past been our largest collections and operating cash flow quarter.
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
•our ability to execute and realize benefits from the Restructuring Plan, or any similar actions taken in the future;
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
•the economy as a whole, geopolitical conditions, including global trade and health concerns, market conditions in our industry and the industries of our customers, and financial institution instability;
•trading activity or positions by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock, as well as other institutional or activist investors;
•the issuance of shares of common stock by us, whether in connection with an acquisition or a capital-raising transaction;
•our ability to execute on our Share Repurchase Program as planned, including whether we meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
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
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, the business operations of third-party providers or suppliers that we rely on to conduct our business and the business operations of our customers are subject to interruption by natural disasters, fire, power shutoffs or shortages, actual or threatened public health emergencies and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities, IT systems and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct earthquake-related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially and adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event. For example, wildfires have resulted in power shut-offs in the San Francisco Bay Area and are likely to occur in the future, and this could adversely affect the work-from-home operations of our employees in the San Francisco Bay Area.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchases of the Company’s common stock for the three months ended April 30, 2023 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2023	1	$167.28	1	$15,847
March 2023	5	186.00	5	14,792
April 2023	5	194.70	5	13,857
Total	11		11
(1)    In August 2022, the Board of Directors authorized a Share Repurchase Program to repurchase up to $10.0 billion of the Company’s common stock. In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorization of $20.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.1	4/4/2022
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/16/2022
10.1*	Form of Performance-Based Restricted Stock Unit Agreement	X
10.2*	Retention Agreement, dated February 10, 2021, between the Registrant and Brian Millham	X
10.3
Credit Agreement, dated as of December 23, 2020, by and among the Company, the lenders and other parties party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, as amended by Amendment No. 1, dated as of April 4, 2022, and Amendment No. 2, dated as of May 9, 2023
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

Dated: May 31, 2023
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: May 31, 2023
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)