Form 10-Q
period 2023-07-31
Salesforce, Inc.
filed 2023-08-31
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 28, 2023, there were approximately 973 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	July 31, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,772	$7,016
Marketable securities	5,625	5,492
Accounts receivable, net	5,400	10,755
Costs capitalized to obtain revenue contracts, net	1,781	1,776
Prepaid expenses and other current assets	1,560	1,356
Total current assets	21,138	26,395
Property and equipment, net	3,876	3,702
Operating lease right-of-use assets, net	2,575	2,890
Noncurrent costs capitalized to obtain revenue contracts, net	2,352	2,697
Strategic investments	4,778	4,672
Goodwill	48,566	48,568
Intangible assets acquired through business combinations, net	6,182	7,125
Deferred tax assets and other assets, net	2,980	2,800
Total assets	$92,447	$98,849
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,059	$6,743
Operating lease liabilities, current	510	590
Unearned revenue	14,237	17,376
Debt, current	999	1,182
Total current liabilities	20,805	25,891
Noncurrent debt	8,424	9,419
Noncurrent operating lease liabilities	2,867	2,897
Other noncurrent liabilities	2,269	2,283
Total liabilities	34,365	40,490
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(8,057)	(4,000)
Additional paid-in capital	57,345	55,047
Accumulated other comprehensive loss	(258)	(274)
Retained earnings	9,051	7,585
Total stockholders’ equity	58,082	58,359
Total liabilities and stockholders’ equity	$92,447	$98,849

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenues:
Subscription and support	$8,006	$7,143	$15,648	$13,999
Professional services and other	597	577	1,202	1,132
Total revenues	8,603	7,720	16,850	15,131
Cost of revenues (1)(2):
Subscription and support	1,515	1,490	3,025	2,930
Professional services and other	598	637	1,213	1,242
Total cost of revenues	2,113	2,127	4,238	4,172
Gross profit	6,490	5,593	12,612	10,959
Operating expenses (1)(2):
Research and development	1,220	1,329	2,427	2,647
Marketing and sales	3,113	3,424	6,267	6,796
General and administrative	632	647	1,270	1,303
Restructuring	49	0	760	0
Total operating expenses	5,014	5,400	10,724	10,746
Income from operations	1,476	193	1,888	213
Gains (losses) on strategic investments, net	(29)	45	(170)	52
Other income (expense)	45	(57)	100	(113)
Income before provision for income taxes	1,492	181	1,818	152
Provision for income taxes	(225)	(113)	(352)	(56)
Net income	$1,267	$68	$1,466	$96
Basic net income per share	$1.30	$0.07	$1.50	$0.10
Diluted net income per share	$1.28	$0.07	$1.49	$0.10
Shares used in computing basic net income per share	975	997	977	994
Shares used in computing diluted net income per share	986	1,001	987	1,001
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenues	$250	$260	$498	$535
Marketing and sales	222	232	445	469
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenues	$112	$130	$215	$242
Research and development	256	297	497	576
Marketing and sales	277	326	540	617
General and administrative	79	98	152	192
Restructuring	0	0	16	0

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net income	$1,267	$68	$1,466	$96
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	5	(40)	11	(109)
Unrealized gains (losses) on marketable securities and privately held debt securities	(5)	(6)	11	(102)
Other comprehensive income (loss), before tax	0	(46)	22	(211)
Tax effect	(3)	1	(6)	22
Other comprehensive income (loss), net	(3)	(45)	16	(189)
Comprehensive income (loss)	$1,264	$23	$1,482	$(93)

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended July 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2023	1,009	$1	(28)	$(4,000)	$55,047	$(274)	$7,585	$58,359
Common stock issued	7	0	0	0	283	0	0	283
Common stock repurchased	0	0	(11)	(2,144)	0	0	0	(2,144)
Stock-based compensation expense	0	0	0	0	696	0	0	696
Other comprehensive income, net of tax	0	0	0	0	0	19	0	19
Net income	0	0	0	0	0	0	199	199
Balance at April 30, 2023	1,016	1	(39)	(6,144)	56,026	(255)	7,784	57,412
Common stock issued	7	0	0	0	595	0	0	595
Common stock repurchased	0	0	(9)	(1,913)	0	0	0	(1,913)
Stock-based compensation expense	0	0	0	0	724	0	0	724
Other comprehensive loss, net of tax	0	0	0	0	0	(3)	0	(3)
Net income	0	0	0	0	0	0	1,267	1,267
Balance at July 31, 2023	1,023	$1	(48)	$(8,057)	$57,345	$(258)	$9,051	$58,082

	Three and Six Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2022	989	$1	$50,919	$(166)	$7,377	$58,131
Common stock issued	5	0	85	0	0	85
Stock-based compensation expense	0	0	776	0	0	776
Other comprehensive loss, net of tax	0	0	0	(144)	0	(144)
Net income	0	0	0	0	28	28
Balance at April 30, 2022	994	1	51,780	(310)	7,405	58,876
Common stock issued	5	0	348	0	0	348
Stock-based compensation expense	0	0	851	0	0	851
Other comprehensive loss, net of tax	0	0	0	(45)	0	(45)
Net income	0	0	0	0	68	68
Balance at July 31, 2022	999	$1	$52,979	$(355)	$7,473	$60,098

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Operating activities:
Net income	$1,267	$68	$1,466	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	890	907	2,144	1,813
Amortization of costs capitalized to obtain revenue contracts, net	476	408	946	802
Stock-based compensation expense	724	851	1,420	1,627
(Gains) losses on strategic investments, net	29	(45)	170	(52)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(768)	(790)	5,355	5,015
Costs capitalized to obtain revenue contracts, net	(331)	(505)	(606)	(904)
Prepaid expenses and other current assets and other assets	(52)	113	(343)	(296)
Accounts payable and accrued expenses and other liabilities	(376)	326	(1,779)	(896)
Operating lease liabilities	(167)	(186)	(335)	(388)
Unearned revenue	(884)	(813)	(3,139)	(2,807)
Net cash provided by operating activities	808	334	5,299	4,010
Investing activities:
Business combinations, net of cash acquired	0	(25)	0	(439)
Purchases of strategic investments	(182)	(208)	(287)	(431)
Sales of strategic investments	13	38	22	83
Purchases of marketable securities	(1,798)	(1,152)	(2,166)	(3,724)
Sales of marketable securities	533	451	802	892
Maturities of marketable securities	462	722	1,247	1,167
Capital expenditures	(180)	(203)	(423)	(382)
Net cash used in investing activities	(1,152)	(377)	(805)	(2,834)
Financing activities:
Repurchases of common stock	(1,949)	0	(4,003)	0
Proceeds from employee stock plans	362	181	811	455
Principal payments on financing obligations	(282)	(44)	(392)	(116)
Repayments of debt	(181)	(1)	(1,182)	(2)
Net cash provided by (used in) financing activities	(2,050)	136	(4,766)	337
Effect of exchange rate changes	11	(21)	28	(46)
Net increase (decrease) in cash and cash equivalents	(2,383)	72	(244)	1,467
Cash and cash equivalents, beginning of period	9,155	6,859	7,016	5,464
Cash and cash equivalents, end of period	$6,772	$6,931	$6,772	$6,931
(1)    Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$90	$92	$136	$138
Income taxes, net of tax refunds	$129	$96	$251	$277

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2023 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and six months ended July 31, 2023 and 2022, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2023, and its results of operations, including its comprehensive income (loss), stockholders' equity and its cash flows for the three and six months ended July 31, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2024.
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
Actual results could differ materially from these estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, which forms the basis for making judgments about the carrying values of assets and liabilities as well as income and expenses to be recognized.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions which have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Customer 360 Platform and are deployed in a nearly identical manner, and the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated basis.
Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company monitors and manages the overall exposure of its cash balances to individual financial institutions on an ongoing basis. The Company’s marketable securities portfolio consists primarily of investment-grade securities, and the Company’s policies limit the amount of credit exposure to any one issuer. The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable for estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable as of July 31, 2023 and January 31, 2023. No single customer accounted for five percent or more of total revenue during the six months ended July 31, 2023 and 2022. As of July 31, 2023 and January 31, 2023, assets located outside the Americas were 15 percent of total assets. As of July 31, 2023 and January 31, 2023, assets located in the United States were 84 percent and 83 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of July 31, 2023, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 16 percent of the portfolio in aggregate. As of January 31, 2023, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investment portfolio and represented 16 percent of the portfolio in aggregate.
Revenue Recognition
The Company derives its revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues include subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term and perpetual licenses and support revenues from the sales of support and updates beyond the basic subscription or software license sales. Professional services and other revenues include professional and advisory services for process mapping, project management and implementation services and training services.
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
Alternatively, the Company uses a range of amounts to estimate SSP when the pricing practices or distribution of the observable prices are highly variable. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.
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
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and six months ended July 31, 2023 and 2022.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income (loss) until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense) on the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other income (expense) on the condensed consolidated statements of operations.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities where the Company lacks a controlling financial interest but does exercise significant influence are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted only for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains (losses) on strategic investments, net on the condensed consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the condensed consolidated balance sheet.
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
Publicly held equity securities are measured at fair value with changes recorded through gains (losses) on strategic investments, net on the condensed consolidated statements of operations.

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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of July 31, 2023 and January 31, 2023 was $5.0 billion and $6.0 billion, respectively.
Outstanding foreign currency derivative contracts are recorded at fair value on the condensed consolidated balance sheets. Unrealized gains or losses due to changes in the fair value of these derivative contracts, as well as realized gains or losses from their net settlement, are recognized as other income (expense) consistent with the offsetting gains or losses resulting from the remeasurement or settlement of the underlying foreign currency denominated receivables and payables.
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
Foreign Currency Translation
The functional currency of the Company’s major foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive income (loss). Foreign currency transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations for the period.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Sales	$1,895	$1,695	$3,705	$3,327
Service	2,049	1,828	4,013	3,589
Platform and Other	1,638	1,478	3,205	2,897
Marketing and Commerce	1,238	1,121	2,408	2,210
Data (1)	1,186	1,021	2,317	1,976
	$8,006	$7,143	$15,648	$13,999
(1) Data is comprised of revenue from Analytics, which includes Tableau, and Integration, which includes Mulesoft.

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Americas	$5,769	$5,261	$11,251	$10,232
Europe	1,974	1,745	3,925	3,483
Asia Pacific	860	714	1,674	1,416
	$8,603	$7,720	$16,850	$15,131
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent and 92 percent during the three months ended July 31, 2023 and 2022. Americas’ revenue attributed to the United States was approximately 93 percent during the six months ended July 31, 2023 and 2022. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2023 and 2022.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $700 million as of July 31, 2023 as compared to $648 million as of January 31, 2023, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Unearned revenue, beginning of period	$15,121	$13,636	$17,376	$15,628
Billings and other (1)	7,723	6,884	13,660	12,212
Contribution from contract asset	(4)	23	51	112
Revenue recognized over time	(8,178)	(7,336)	(16,015)	(14,392)
Revenue recognized at a point in time	(425)	(384)	(835)	(739)
Unearned revenue from business combinations	0	2	0	4
Unearned revenue, end of period	$14,237	$12,825	$14,237	$12,825
(1) Other includes, for example, the impact of foreign currency translation.
The majority of revenue recognized for these services in the period was included in the unearned revenue balance as of the beginning of the period.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2023	$24.1	$22.5	$46.6
As of January 31, 2023	$24.6	$24.0	$48.6
3. Investments
Marketable Securities
At July 31, 2023, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,199	$2	$(79)	$3,122
U.S. treasury securities	550	0	(13)	537
Mortgage-backed obligations	261	0	(13)	248
Asset-backed securities	1,199	1	(17)	1,183
Municipal securities	129	0	(5)	124
Commercial paper	150	0	0	150
Covered bonds	90	0	(5)	85
Other	179	0	(3)	176
Total marketable securities	$5,757	$3	$(135)	$5,625
At January 31, 2023, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,442	$4	$(92)	$3,354
U.S. treasury securities	381	0	(11)	370
Mortgage-backed obligations	190	0	(12)	178
Asset-backed securities	1,004	1	(20)	985
Municipal securities	175	0	(6)	169
Commercial paper	278	0	0	278
Covered bonds	105	0	(4)	101
Other	59	0	(2)	57
Total marketable securities	$5,634	$5	$(147)	$5,492
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	July 31, 2023	January 31, 2023
Due within 1 year	$2,221	$2,380
Due in 1 year through 5 years	3,395	3,104
Due in 5 years through 10 years	9	8
	$5,625	$5,492

Strategic Investments
Strategic investments by form and measurement category as of July 31, 2023 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$52	$4,519	$138	$4,709
Debt securities and other investments	0	0	69	69
Balance as of July 31, 2023	$52	$4,519	$207	$4,778
Strategic investments by form and measurement category as of January 31, 2023 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$48	$4,479	$76	$4,603
Debt securities and other investments	0	0	69	69
Balance as of January 31, 2023	$48	$4,479	$145	$4,672
The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $419 million and $354 million, as of July 31, 2023 and January 31, 2023, respectively.
Gains (Losses) on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Unrealized gains (losses) recognized on publicly traded equity securities, net	$2	$(29)	$2	$(103)
Unrealized gains recognized on privately held equity securities, net	13	60	51	117
Impairments on privately held equity and debt securities	(80)	(42)	(257)	(53)
Unrealized losses, net	(65)	(11)	(204)	(39)
Realized gains on sales of securities, net	36	56	34	91
Gains (losses) on strategic investments, net	$(29)	$45	$(170)	$52
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $6 million and $52 million and impairments and downward adjustments of $81 million and $20 million for the three months ended July 31, 2023 and 2022, respectively, and upward adjustments of $52 million and $130 million and impairments of $256 million and $30 million for the six months ended July 31, 2023 and 2022, respectively.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of July 31, 2023 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$866	$0	$866
Money market mutual funds	3,276	0	0	3,276
Cash equivalent securities	0	656	0	656
Marketable securities:
Corporate notes and obligations	0	3,122	0	3,122
U.S. treasury securities	0	537	0	537
Mortgage-backed obligations	0	248	0	248
Asset-backed securities	0	1,183	0	1,183
Municipal securities	0	124	0	124
Commercial paper	0	150	0	150
Covered bonds	0	85	0	85
Other	0	176	0	176
Strategic investments:
Equity securities	52	0	0	52
Total assets	$3,328	$7,147	$0	$10,475
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.0 billion of cash, as of July 31, 2023.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.7 billion and $4.6 billion as of July 31, 2023 and January 31, 2023.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under non-cancelable operating and finance leases with various expiration dates.
Total operating lease costs were $191 million and $220 million for the three months ended July 31, 2023 and 2022, respectively, and were $660 million and $453 million for the six months ended July 31, 2023 and 2022, respectively. Included in operating lease costs are amounts related to restructuring charges, which are discussed in Note 8 “Restructuring”.
As of July 31, 2023, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining six months of fiscal 2024	$243	$184
Fiscal 2025	657	378
Fiscal 2026	585	312
Fiscal 2027	518	198
Fiscal 2028	462	29
Thereafter	1,303	0
Total minimum lease payments	3,768	1,101
Less: Imputed interest	(391)	(52)
Total	$3,377	$1,049
As of July 31, 2023, the Company has additional operating and finance leases that have not yet commenced totaling $268 million, which are not reflected on the condensed consolidated balance sheets or the tables above. These leases will commence between fiscal year 2024 and fiscal year 2025 with lease terms of 4 to 17 years.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of July 31, 2023 included approximately $1.6 billion of accrued compensation as compared to $2.6 billion as of January 31, 2023.

6. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2023	Additions and retirements, net	July 31, 2023	January 31, 2023	Expense and retirements, net	July 31, 2023	January 31, 2023	July 31, 2023	July 31, 2023
Acquired developed technology	$4,844	$0	$4,844	$(2,471)	$(498)	$(2,969)	$2,373	$1,875	2.5
Customer relationships	6,691	0	6,691	(2,162)	(420)	(2,582)	4,529	4,109	5.2
Other (1)	303	0	303	(80)	(25)	(105)	223	198	4.0
Total	$11,838	$0	$11,838	$(4,713)	$(943)	$(5,656)	$7,125	$6,182	4.4
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended July 31, 2023 and 2022 was $472 million and $492 million, respectively, and for the six months ended July 31, 2023 and 2022 was $943 million and $1.0 billion, respectively.
The expected future amortization expense for intangible assets as of July 31, 2023 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2024	$924
Fiscal 2025	1,597
Fiscal 2026	1,355
Fiscal 2027	990
Fiscal 2028	620
Thereafter	696
Total amortization expense	$6,182
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2023	$48,568
Adjustments (1)	(2)
Balance as of July 31, 2023	$48,566
(1) Adjustments include the effect of foreign currency translation.

7. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of July 31, 2023	Carrying Value as of July 31, 2023	Carrying Value as of January 31, 2023
2023 Senior Notes (1)	April 2018	April 2023	3.25%	$0	$0	$1,000
Loan assumed on 50 Fremont (2)	February 2015	June 2023	3.75	0	0	182
2024 Senior Notes	July 2021	July 2024	0.625	1,000	999	998
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,494	1,493
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	993	992
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,490	1,489
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,235	1,235
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,977	1,977
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,235	1,235
Total carrying value of debt				$9,500	9,423	10,601
Less current portion of debt					(999)	(1,182)
Total noncurrent debt					$8,424	$9,419
(1) The Company repaid in full the 2023 Senior Notes in the first quarter of fiscal 2024.
(2) The Company repaid in full the Loan assumed on 50 Fremont in the second quarter of fiscal 2024.
The Company was in compliance with all debt covenants as of July 31, 2023.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $7.6 billion and $8.8 billion as of July 31, 2023 and January 31, 2023, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the second quarter of fiscal 2024 and the last day of trading of fiscal 2023, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of July 31, 2023 were as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2024	$0
Fiscal 2025	1,000
Fiscal 2026	0
Fiscal 2027	0
Fiscal 2028	0
Thereafter	8,500
Total principal outstanding	$9,500
Revolving Credit Facility
In December 2020, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other institutional lenders (the “Revolving Loan Credit Agreement”) that provides for a $3.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in December 2025. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. The Company amended the Revolving Loan Credit Agreement in April 2022 and May 2023, in each case to reflect certain administrative changes.
There were no outstanding borrowings under the Credit Facility as of July 31, 2023.
8. Restructuring
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. This plan included a reduction of the Company’s workforce, and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Restructuring Plan are expected to be substantially complete by the end of the Company’s fiscal 2024, subject to local law and consultation requirements. The actions associated with the real estate restructuring under the Restructuring Plan are expected to be fully complete in fiscal 2026.

The following table summarizes the activities related to the Restructuring Plan for the three and six months ended July 31, 2023 (in millions):

	Three Months Ended July 31, 2023			Six Months Ended July 31, 2023
	Workforce Reduction	Office Space Reductions	Total	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$614	$0	$614	$607	$0	$607
Charges	45	4	49	389	371	760
Payments	(540)	(2)	(542)	(860)	(2)	(862)
Non-cash items	(2)	(2)	(4)	(19)	(369)	(388)
Liability, end of the period	$117	$0	$117	$117	$0	$117
As of July 31, 2023, the liability for restructuring charges, which is related to workforce reductions, is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet. The charges reflected in the table above related to workforce reduction included charges for employee transition, severance payments, employee benefits and share-based compensation.
9. Stockholders’ Equity
Stock option activity for the six months ended July 31, 2023 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2023	23	$175.23
Exercised	(4)	131.54
Plan shares expired or canceled	(1)	203.61
Balance as of July 31, 2023	18	$182.12	$2,162
Vested or expected to vest	18	$181.03	$2,088
Exercisable as of July 31, 2023	11	$168.73	$1,435
Restricted stock activity for the six months ended July 31, 2023 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2023	29	$204.62
Granted - restricted stock units and awards	12	192.96
Granted - performance-based stock units	1	192.55
Canceled	(4)	201.46
Vested and converted to shares	(7)	205.09
Balance as of July 31, 2023	31	$199.82	$7,016
Expected to vest	26		$5,931

The aggregate expected stock-based compensation expense remaining to be recognized as of July 31, 2023 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2024	$1,424
Fiscal 2025	2,253
Fiscal 2026	1,619
Fiscal 2027	775
Thereafter	132
Total stock-based compensation expense	$6,203
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of July 31, 2023 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
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
During the three and six months ended July 31, 2023, the Company repurchased approximately 9 million and 20 million shares of its common stock for approximately $1.9 billion and $4.1 billion, at an average price per share of $211.83 and $198.63, respectively. All repurchases were made in open market transactions. As of July 31, 2023, the Company was authorized to purchase a remaining $11.9 billion of its common stock under the Share Repurchase Program.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2023, the Company reported a tax provision of $352 million on pretax income of $1.8 billion, which resulted in an effective tax rate of 19 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to discrete benefits from foreign tax credits attributable to the IRS Notice 2023-55 and certain adjustments resulted from a transfer pricing agreement in a foreign tax jurisdiction, partially offset by profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent and withholding taxes.
For the six months ended July 31, 2022, the Company reported a tax provision of $56 million on pretax income of $152 million, which resulted in an effective tax rate of 37 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent and withholding taxes, offset by certain adjustments resulting from a transfer pricing agreement with a major tax jurisdiction.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Germany, and Israel. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company’s tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that an insignificant decrease of its unrecognized tax benefits may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.

11. Net Income Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the fiscal period. Diluted earnings per share is computed by giving effect to all potential weighted average dilutive common stock, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net income	$1,267	$68	$1,466	$96
Denominator:
Weighted-average shares outstanding for basic earnings per share	975	997	977	994
Effect of dilutive securities:
Employee stock awards	11	4	10	7
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	986	1,001	987	1,001
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Employee stock awards	13	44	18	33
12. Legal Proceedings and Claims
In the ordinary course of business, the Company is or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims. The Company has been, and may in the future be, put on notice or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.
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
In management’s opinion, resolution of all current matters, including those described below, is not expected to have a material adverse impact on the Company’s financial statements. However, depending on the nature and timing of any such dispute, payment or other contingency, the resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both, in a particular quarter.
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the

Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which was granted on December 13, 2022. On June 1, 2023, the Supreme Court issued a unanimous decision vacating the Ninth Circuit’s decision and remanded for further proceedings. The Ninth Circuit ordered the parties to submit additional briefing in light of the Supreme Court’s decision. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending resolution of Slack’s petition for a writ of certiorari in the Federal Action. The State Court Action remains stayed. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets” and “commitments,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: our ability to maintain security levels and service performance that meet the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; uncertainties regarding AI technologies and its integration into our product offerings; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities, and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or remote work policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to maintain and enhance our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of transfers and the value of such transferred intellectual property; uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, increasing interest rates, changes in monetary policy and the prospect of a shutdown of the U.S. federal government; the potential impact of financial institution instability; the impact of geopolitical events, including the ongoing armed conflict in Europe; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; our ability to execute our share repurchase program; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies; expected benefits of and timing of completion of the restructuring plan and the expected costs and charges of the restructuring plan, including, among other things, the risk that the restructuring costs and charges may be greater than we anticipate, our restructuring efforts may adversely affect our internal programs and ability to recruit and retain skilled and motivated personnel, our restructuring efforts may be distracting to employees and management, our restructuring efforts may negatively impact our business operations and reputation with or ability to serve customers, and our restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated; and our ability to achieve our aspirations, goals and projections related to our environmental, social and governance initiatives, including our ability to comply with emerging corporate responsibility regulations.
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
In addition to our focus on top line growth levers, we are also focused on reducing our operating expenses to improve our operating margin. For example, in January 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. The Restructuring Plan included a reduction of our workforce by approximately ten percent and office space reductions within certain markets, both of which were largely complete as of the first quarter of fiscal 2024. In addition to the Restructuring Plan, we continue to focus on evaluating and operationalizing future programs to further our transformational efforts. We have started to see improvements in our operating expenses across all operating categories, with the most opportunity in sales and marketing expense and general and administrative expenses. Over the long term, we expect to see additional operating expense improvements while also continuing to invest for growth, innovate our service offerings, including our artificial intelligence service offerings, and expand our leadership role in the cloud computing industry.
Highlights from the Second Quarter of Fiscal 2024
•Revenue: For the six months ended July 31, 2023, revenue was $16.9 billion, an increase of 11 percent year-over-year.
•Earnings per Share: For the six months ended July 31, 2023, diluted earnings per share was $1.49 as compared to diluted earnings per share of $0.10 from a year ago.
•Cash: Cash provided by operations for the six months ended July 31, 2023 was $5.3 billion, an increase of 32 percent year-over-year. Total cash, cash equivalents and marketable securities as of July 31, 2023 was $12.4 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of July 31, 2023 was approximately $46.6 billion, an increase of 12 percent year-over-year. Current remaining performance obligation as of July 31, 2023 was approximately $24.1 billion, an increase of 12 percent year-over-year.
•Share Repurchase Program: During the six months ended July 31, 2023, we repurchased approximately 20 million shares of our common stock for approximately $4.1 billion.
•Restructuring: For the six months ended July 31, 2023, we incurred approximately $760 million in costs related to the Restructuring Plan.
We continue to see the impact of macroeconomic factors and the more measured buying behavior of our customers on our business and our customers’ businesses in ways that are difficult to isolate and quantify. We continued to experience elongated sales cycles, additional deal approval layers, and deal compression in the second quarter of fiscal 2024. Slower growth in new and renewal business, particularly if sustained, impacts our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations positively impacted revenues by less than one percent in the three months ended July 31, 2023 and positively impacted our current remaining performance obligation by approximately one percent as of July 31, 2023 compared to what we would have reported as of July 31, 2022 using constant currency rates. During fiscal 2023, the United States Dollar strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling and Japanese Yen. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the six months ended July 31, 2023.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the six months ended July 31, 2023.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. Beginning in the first quarter of fiscal 2024, we included Mulesoft and Tableau in our attrition calculation. As of July 31, 2023, our attrition rate, excluding Slack, was approximately 8.0 percent.
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

Restructuring
Restructuring, related to the Restructuring Plan, consist primarily of charges related to employee transition, severance payments, employee benefits and stock-based compensation as well as exit charges associated with office space reductions. The actions associated with the employee restructuring under the Restructuring Plan are expected to be substantially complete by the end of our fiscal 2024, subject to local law and consultation requirements. The actions associated with the real estate restructuring under the Restructuring Plan are expected to be fully complete in fiscal 2026. Restructuring excludes allocated overhead.
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
•the valuation of privately held strategic investments;
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Subscription and support	$8,006	93%	$7,143	93%	$15,648	93%	$13,999	93%
Professional services and other	597	7	577	7	1,202	7	1,132	7
Total revenues	8,603	100	7,720	100	16,850	100	15,131	100
Cost of revenues (1)(2):
Subscription and support	1,515	18	1,490	20	3,025	18	2,930	20
Professional services and other	598	7	637	8	1,213	7	1,242	8
Total cost of revenues	2,113	25	2,127	28	4,238	25	4,172	28
Gross profit	6,490	75	5,593	72	12,612	75	10,959	72
Operating expenses (1)(2):
Research and development	1,220	14	1,329	17	2,427	14	2,647	17
Marketing and sales	3,113	36	3,424	44	6,267	37	6,796	45
General and administrative	632	7	647	8	1,270	8	1,303	9
Restructuring	49	1	0	0	760	5	0	0
Total operating expenses	5,014	58	5,400	69	10,724	64	10,746	71
Income from operations	1,476	17	193	3	1,888	11	213	1
Gains (losses) on strategic investments, net	(29)	0	45	0	(170)	(1)	52	1
Other income (expense)	45	0	(57)	(1)	100	1	(113)	(1)
Income before provision for income taxes	1,492	17	181	2	1,818	11	152	1
Provision for income taxes	(225)	(2)	(113)	(1)	(352)	(2)	(56)	0
Net income	$1,267	15%	$68	1%	$1,466	9%	$96	1%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Cost of revenues	$250	3%	$260	3%	$498	3%	$535	4%
Marketing and sales	222	2	232	3	445	3	469	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Cost of revenues	$112	1%	$130	2%	$215	1%	$242	2%
Research and development	256	3	297	4	497	3	576	4
Marketing and sales	277	3	326	4	540	3	617	4
General and administrative	79	1	98	1	152	1	192	1
Restructuring	0	0	0	0	16	0	0	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	July 31, 2023	January 31, 2023
Cash, cash equivalents and marketable securities	$12,397	$12,508
Unearned revenue	14,237	17,376
Remaining performance obligation	46.6	48.6
Principal due on our outstanding debt obligations (1)	9,500	10,682
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended July 31,		Variance
(in millions)	2023	2022	Dollars	Percent
Subscription and support	$8,006	$7,143	$863	12%
Professional services and other	597	577	20	3
Total revenues	$8,603	$7,720	$883	11%

	Six Months Ended July 31,		Variance
(in millions)	2023	2022	Dollars	Percent
Subscription and support	$15,648	$13,999	$1,649	12%
Professional services and other	1,202	1,132	70	6
Total revenues	$16,850	$15,131	$1,719	11%
The increase in subscription and support revenues for the three and six months ended July 31, 2023 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately five percent of total subscription and support revenues for the three and six months ended July 31, 2023 and 2022. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three and six months ended July 31, 2023 and 2022.
The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers. In the first half of fiscal 2024, we started to see less demand for larger, multi-year transformation engagements and, in some cases, delayed projects, and these trends may continue in the near term.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,
	2023	As a % of Total Subscription and Support Revenues	2022	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$1,895	24%	$1,695	24%	12%
Service	2,049	26	1,828	25	12
Platform and Other	1,638	20	1,478	21	11
Marketing and Commerce	1,238	15	1,121	16	10
Data (1)	1,186	15	1,021	14	16
Total	$8,006	100%	$7,143	100%	12%
(1) Data is comprised of revenue from Analytics, which includes Tableau, and Integration, which includes Mulesoft.

	Six Months Ended July 31,
	2023	As a % of Total Subscription and Support Revenues	2022	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$3,705	24%	$3,327	24%	11%
Service	4,013	26	3,589	26	12
Platform and Other	3,205	20	2,897	20	11
Marketing and Commerce	2,408	15	2,210	16	9
Data (1)	2,317	15	1,976	14	17
Total	$15,648	100%	$13,999	100%	12%
(1) Data is comprised of revenue from Analytics, which includes Tableau, and Integration, which includes Mulesoft.
Our Industry Offerings revenue is included in one of the above service offerings depending on the primary service purchased.
Data subscription and support revenues include revenues from term and perpetual software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Data to experience greater volatility in revenues period to period compared to our other service offerings. Additionally, as we transition customers within the Data offering from perpetual and term software licenses to subscription based services, revenue associated with such customers will generally be recognized ratably over the contract term, which we expect may result in potentially less revenue in the period the customer transitions but potentially increasing revenues over the remaining term.
Revenues by Geography

	Three Months Ended July 31,
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Growth rate
Americas	$5,769	67%	$5,261	68%	10%
Europe	1,974	23	1,745	23	13
Asia Pacific	860	10	714	9	20
	$8,603	100%	$7,720	100%	11%

	Six Months Ended July 31,
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Growth rate
Americas	$11,251	67%	$10,232	68%	10%
Europe	3,925	23	3,483	23	13
Asia Pacific	1,674	10	1,416	9	18
	$16,850	100%	$15,131	100%	11%
Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources from previous periods. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Total revenue during the three months ended July 31, 2023 was positively impacted by foreign currency fluctuations of less than one percent compared to the three months ended July 31, 2022.
Cost of Revenues

	Three Months Ended July 31,				Variance
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Dollars
Subscription and support	$1,515	18%	$1,490	20%	$25
Professional services and other	598	7	637	8	(39)
Total cost of revenues	$2,113	25%	$2,127	28%	$(14)

	Six Months Ended July 31,				Variance
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Dollars
Subscription and support	$3,025	18%	$2,930	20%	$95
Professional services and other	1,213	7	1,242	8	(29)
Total cost of revenues	$4,238	25%	$4,172	28%	$66
For the three months ended July 31, 2023, the decrease in cost of revenues in absolute dollars was primarily due to a decrease in third-party expenses and amortization of purchased intangibles partially offset by increased service delivery costs. For the six months ended July 31, 2023, the increase in cost of revenues in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and service delivery costs which were partially offset by third-party expenses and amortization of purchased intangibles. We have increased our headcount associated with our data centers, customer support and professional services by three percent since July 31, 2022 to meet the higher demand for services from our customers. Cost of revenue as a percentage of total revenue during the three and six months ended July 31, 2023 decreased by three percent from the same periods a year ago as a result of a decrease in absolute dollars related to third-party expenses, amortization of purchased intangibles and employee-related costs, including stock-based compensation expense, which was primarily a result of the workforce reductions associated with the Restructuring Plan.
We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may adversely affect our cost of revenues as a percentage of revenues in the near term based on future demand for our service offerings.
Operating Expenses

	Three Months Ended July 31,				Variance
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Dollars
Research and development	$1,220	14%	$1,329	17%	$(109)
Marketing and sales	3,113	36	3,424	44	(311)
General and administrative	632	7	647	8	(15)
Restructuring	49	1	0	0	49
Total operating expenses	$5,014	58%	$5,400	69%	$(386)

	Six Months Ended July 31,				Variance
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Dollars
Research and development	$2,427	14%	$2,647	17%	$(220)
Marketing and sales	6,267	37	6,796	45	(529)
General and administrative	1,270	8	1,303	9	(33)
Restructuring	760	5	0	0	760
Total operating expenses	$10,724	64%	$10,746	71%	$(22)
For the three and six months ended July 31, 2023, the decrease in research and development expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our research and development headcount decreased by five percent since July 31, 2022 due, in part, to the Restructuring Plan and our hiring pause that began in the second quarter of fiscal 2023.
We expect that research and development expenses will likely remain consistent or increase as a percentage of revenues in the near term as we continue to invest in technology to support the development of new, and improve existing, technologies, including our artificial intelligence technologies, and the integration of acquired technologies combined with our anticipated revenue growth in line with these incremental expenses.
For the three and six months ended July 31, 2023, the decrease in marketing and sales expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our marketing and sales headcount decreased by 17 percent since July 31, 2022 due, in part, to the Restructuring Plan and our hiring pause that began in second quarter of fiscal 2023.
We expect that marketing and sales expenses may decrease as a percentage of revenues in the near term as we focus on leveraging our self-serve and partner-led channels and increasing our sales productivity.

For the three and six months ended July 31, 2023, the decrease in general and administrative expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our general and administrative headcount decreased by 19 percent since July 31, 2022 due, in part, to the Restructuring Plan and our hiring pause that began in the second quarter of fiscal 2023.
We expect that general and administrative expenses may decrease as a percentage of revenues in the near term as we continue to invest in process efficiency initiatives.
In the three months ended July 31, 2023, approximately $49 million of costs were incurred related to the Restructuring Plan, of which approximately $45 million was related to employee transition costs, severance payments, employee benefits and stock-based compensation expense and $4 million was related to exit charges associated with office space reductions. In the six months ended July 31, 2023, approximately $760 million of costs were incurred related to the Restructuring Plan, of which approximately $389 million was related to employee transition, severance payments, employee benefits and stock-based compensation expense and $371 million was related to exit charges associated with office space reductions. As of the first quarter of fiscal 2024, we have largely completed the ten percent reduction of workforce and office space reductions within certain markets, as contemplated in the Restructuring Plan. We expect to incur approximately $100 million to $350 million in additional charges in connection with the Restructuring Plan in the second half of fiscal 2024.
Other Income and Expense

	Three Months Ended July 31,		Variance
(in millions)	2023	2022	Dollars
Gains (losses) on strategic investments, net	$(29)	$45	$(74)
Other income (expense)	45	(57)	102

	Six Months Ended July 31,		Variance
(in millions)	2023	2022	Dollars
Gains (losses) on strategic investments, net	$(170)	$52	$(222)
Other income (expense)	100	(113)	213
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities, impairments and other adjustments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity or debt investments as well as high public equity market volatility. For the three months ended July 31, 2023, our strategic investment portfolio losses were primarily driven by impairments on privately held equity investments of $80 million, partially offset by realized gains on sales of securities of $36 million. For the six months ended July 31, 2023 our strategic investment portfolio losses were primarily driven impairments on privately held equity investments of $257 million, partially offset by unrealized gains on privately held equity securities of $51 million and realized gains on sales of securities of $34 million.
Other income (expense) primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $70 million and $76 million for the three months ended July 31, 2023 and 2022, respectively, and $144 million and $150 million for the six months ended July 31, 2023 and 2022, respectively.
Provision For (Benefit From) Income Taxes

	Three Months Ended July 31,		Variance
(in millions)	2023	2022	Dollars
Benefit from (provision for) income taxes	$(225)	$(113)	$(112)
Effective tax rate	15%	62%

	Six Months Ended July 31,		Variance
(in millions)	2023	2022	Dollars
Benefit from (provision for) income taxes	$(352)	$(56)	$(296)
Effective tax rate	19%	37%
We recorded a tax provision of $225 million on pretax income of $1.5 billion for the three months ended July 31, 2023, and a tax provision of $352 million on pretax income of $1.8 billion for the six months ended July 31, 2023. Our tax provision increased from a year ago due to higher quarter-to-date pretax income. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including, for example, acquisitions, changes to our operating structure, and other macroeconomic factors.

We recorded a tax provision of $113 million on pretax income of $181 million for the three months ended July 31, 2022, and a tax provision of $56 million on pretax income of $152 million for the six months ended July 31, 2022. The majority of our year-to-date tax provision was related to taxes from profitable jurisdictions outside of the United States, including withholding taxes.
The provision from the Tax Cuts and Jobs Act of 2017 that requires capitalization and amortization of research and development costs became effective in fiscal 2023. This requirement continues to unfavorably impact our tax provision and cash taxes.
Liquidity and Capital Resources
At July 31, 2023, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $12.4 billion and accounts receivable of $5.4 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of July 31, 2023, provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
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
Cash Flows
For the three and six months ended July 31, 2023 and 2022 our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net cash provided by operating activities	$808	$334	$5,299	$4,010
Net cash used in investing activities	(1,152)	(377)	(805)	(2,834)
Net cash provided by (used in) financing activities	(2,050)	136	(4,766)	337
Operating Activities
The net cash provided by operating activities during the six months ended July 31, 2023 was comprised of net income of $1.5 billion, adjusted for non-cash items including $2.1 billion of depreciation and amortization and $1.4 billion of stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the six months ended July 31, 2023 was further benefited by the change in accounts receivable, net of $5.4 billion due to cash collections and was partially offset by the change in unearned revenue of $3.1 billion and the change in accounts payable and accrued expenses and other liabilities of $1.8 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during the six months ended July 31, 2022 was related to net income of $96 million, adjusted for non-cash items including $1.8 billion of depreciation and amortization and $1.6 billion of stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the six months ended July 31, 2022 was further benefited by the change in accounts receivable, net of $5.0 billion due to cash collections and partially offset by the change in unearned revenue of $2.8 billion and the change in accounts payable, accrued expenses and other liabilities of $896 million.
Investing Activities
The net cash used in investing activities during the six months ended July 31, 2023 was related to net outflows from marketable securities activity of $117 million, capital expenditures of $423 million and net outflows from strategic investment activity of $265 million.

The net cash used in investing activities during the six months ended July 31, 2022 was primarily related to net outflows from marketable securities activity of $1.7 billion, cash consideration for acquisitions of approximately $439 million and net outflows from strategic investment activity of $348 million.
Financing Activities
Net cash used in financing activities during the six months ended July 31, 2023 consisted primarily of $4.0 billion from repurchases of common stock and $1.2 billion related to repayments of debt, partially offset by $811 million from proceeds from equity plans.
Net cash provided by financing activities during the six months ended July 31, 2022 consisted primarily of $455 million from proceeds from equity plans.
Debt
As of July 31, 2023, we had senior unsecured debt outstanding, with maturities starting in July 2024 and extending through July 2061 with a total carrying value of $9.4 billion, of which $1.0 billion is related to the 2024 Senior Notes due in the next 12 months. We were in compliance with all debt covenants as of July 31, 2023.
In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of July 31, 2023. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022 and May 2023, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorization of $20.0 billion. During the six months ended July 31, 2023, we repurchased approximately 20 million shares of our common stock for approximately $4.1 billion at an average cost of $198.63 per share. All repurchases were made in open market transactions. As of July 31, 2023, we were authorized to purchase a remaining $11.9 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to July 31, 2023, we have paid approximately $0.6 billion through August 28, 2023 for additional shares under the Share Repurchase Program.
The Inflation Reduction Act introduced a new one percent excise tax imposed on certain stock repurchases made after December 31, 2022. It did not impact our financing cash flows in the six months ended July 31, 2023. The excise tax may apply to future repurchases and could impact our financing cash flows.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of July 31, 2023, the future non-cancelable minimum payments under these commitments were approximately $4.9 billion, with payments of $1.0 billion due in the next 12 months and $3.9 billion due thereafter. As of July 31, 2023, we have additional operating leases that have not yet commenced totaling $268 million. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the three months ended July 31, 2023 and in future quarters, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure including offices, information technology and data centers, as well as investments with infrastructure service providers, to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
Our overall acquisition strategy may evolve to require integration and business operation changes that may result in incremental income tax costs. The timing and amount of a tax cash payment, if any, is uncertain and would be based upon a number of factors, including our integration plans, valuations related to intercompany transactions, the tax rate in effect at the time, potential negotiations with the taxing authorities and potential litigation. Additionally, as we utilize our remaining net operating loss and tax credits carryforward, we expect an increase in cash taxes.

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
Additionally, as of July 31, 2023, we expect approximately $200 million to $500 million in future cash payments related to the Restructuring Plan, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
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
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Latin America, Asia Pacific and Japan. The expanding global scope of our business exposes us to the risk of fluctuations in foreign currency markets, including emerging markets. This exposure is the result of selling in multiple currencies, operating in countries where the functional currency is the local currency and growth in our international investments, including data center expansion, costs associated with third-party infrastructure providers and additional headcount in foreign countries. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar and Brazilian Real against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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
We pursue our objective by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments under the relevant accounting and financial reporting guidelines. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair values recorded to our condensed consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended July 31, 2023, was positively impacted by less than one percent compared to the three months ended July 31, 2022. In addition, fluctuations in USD against international currencies positively impacted our current remaining performance obligation by approximately one percent as of July 31, 2023 compared to what we would have reported as of July 31, 2022 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $12.4 billion as of July 31, 2023. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized in our condensed consolidated statement of operations due to changes in interest rates. Gains or losses recognized in our condensed consolidated statement of operations are limited to those related to either the sale of securities prior to maturity or expected credit losses.
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at July 31, 2023 could result in a $65 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), net, and are realized only if we sell the underlying securities.
At January 31, 2023, we had cash, cash equivalents and marketable securities totaling $12.5 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $56 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of July 31, 2023	Interest Terms	Contractual Interest Rate
2024 Senior Notes	July 2024	1,000	Fixed	0.625
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of July 31, 2023, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of July 31, 2023, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.8 billion, including two privately held investments with carrying values that were individually greater than 5 percent of the total strategic investments portfolio and represented 16 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of July 31, 2023 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of July 31, 2023
Publicly held equity securities	$1	$4	$0	$5
Privately held equity securities	3,906	1,270	(472)	4,704
Total equity securities	$3,907	$1,274	$(472)	$4,709

Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. We anticipate additional volatility in our condensed consolidated statement of operations due to these events, as well as changes in the market prices of our publicly held equity securities. These fluctuations could be material depending on market conditions and events. While historically our strategic investment portfolio has had a positive impact on our financial results, we have had periods where our investment portfolio has recorded net losses and may have losses again in future periods, which may adversely impact our financial results, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
Our investments in privately held equity securities are in various classes of equity with varying rights and preferences.

The particular securities we hold, and their rights and preferences relative to other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement in the total enterprise value of the company. As a result, the value of our investment in a specific company may move by more or less than a change in that company’s overall value. Our largest privately held equity securities represent 34 percent of our total strategic investments as of July 31, 2023. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would have declined by approximately $97 million.
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
•An inability to realize the expected business or financial benefits of company and technology acquisitions.
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
•Any failure in the delivery of high-quality professional and technical support services related to our online applications.
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
Because our services are complex and incorporate a variety of hardware, proprietary software, third-party and open-source software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Our customers may also use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. Across the industry, cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We may also encounter difficulties integrating acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. As a result, our services may have errors or defects resulting from the complexities of integrating acquisitions.
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
As we acquire companies or technologies, we may not realize the expected business or financial benefits and the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
As part of our business strategy, we periodically acquire complementary businesses, joint ventures, services and technologies and intellectual property rights. We continue to evaluate such opportunities and expect to make such acquisitions in the future.
Acquisitions and other transactions and arrangements involve numerous risks and could create unforeseen operating difficulties and expenditures, including:
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
•brand or reputational harm associated with our acquired companies;
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
•inability to generate sufficient revenue to offset acquisition costs;
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
•difficulties in managing, or potential write-offs of, acquired assets, and potential financial and credit risks associated with acquired customers;
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
Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate acquisitions, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions, and which may affect the risks of owning our common stock. For example, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock.
Our ability to acquire other businesses or technologies, or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions in the technology sector. For example, several countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds of transactions involving foreign investments and acquisitions. Antitrust authorities in a number of countries have also reviewed acquisitions in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce in the wake of the COVID-19 pandemic, including our return to office and remote work policies, may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. Further, reductions in our real estate portfolio resulting from our Restructuring Plan may impede our ability to adequately accommodate employees returning to the office or future headcount growth. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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

Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services, particularly in times of general economic uncertainty. Additionally, due to our subscription-based business model, the long-term impact of the COVID-19 pandemic and recent economic uncertainty may not be fully reflected in our results of operations until future periods. It is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Historically, our subscription and support revenues primarily consisted of subscription fees; however, with the acquisitions of MuleSoft and Tableau, subscription and support revenues also now include term software license sales. We have less experience forecasting the renewal rates of such term software license sales. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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
The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, denial-of-service attacks or related cyber incidents, and it could face outages and delays in the future, potentially reducing the availability of the Internet to us or our customers for delivery of our services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.
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
•foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to or negatively impact our operating results, including, for example, the impact of Argentina’s 2023 amendments to foreign exchange controls;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and protection, ESG and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;
•liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;
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
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia, and conflict in Europe;
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
Pricing and packaging strategies for enterprise and other customers for subscriptions to our existing and future service offerings, including for our AI offerings, may not be widely accepted by new or existing customers. Our adoption of or failure to adopt, as well as the manner and time of, changes to our pricing and packaging models and strategies may harm our business.
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
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and technology services, as well as competition for sales executives, data scientists and operations personnel. We have experienced, and currently experience, challenges with significant competition in talent recruitment and retention, and may not in the future be successful in recruiting or retaining talent or achieving the workforce diversity goals we have set publicly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
Any failure in the delivery of high-quality professional and technical support services related to our online applications may adversely affect our relationships with our customers and our financial results.
Our customers sometimes require highly skilled and trained service professionals to successfully implement our applications and depend on our support organization to resolve technical issues relating to our applications. Professional services may be performed by our own staff, a third party, or a combination of the two. If customers are not satisfied with the quality and timing of work by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address these types of situations, our revenue recognition could be impacted, and the dissatisfaction with the services received could negatively impact our ability to sell our other offerings or retain existing customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services across our varying and diverse offerings. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality professional and technical support services, or a market perception that we do not maintain high-quality professional and technical support services, could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
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
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our current service offerings may not succeed and may reduce our revenue growth rate. In addition, the markets for certain of our offerings, including our AI offerings, remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. Further, the introduction of significant platform changes and upgrades may not result in long term revenue growth.
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
If we are unable to develop enhancements to, and new features for, our existing or new services that keep pace with rapid technological developments, our business could be harmed. For example, we may be required to continuously enhance our AI offerings to improve the quality of recommendations provided to our customers. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to integrate all of our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in hardware, software, communication, browser, app development platform and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely.
Additionally, if we fail to anticipate or identify significant technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed. Uncertainties about the timing and nature of new network platforms or technologies, modifications to existing platforms or technologies, including text messaging capabilities, or changes in customer usage patterns thereof could increase our research and development or service delivery expenses or lead to our increased reliance on certain vendors. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
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
We manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and system integrators. While we invest in companies that we believe are digitally transforming their industries, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives, we may still experience unforeseen brand or reputational harm associated with our investments. We may also experience challenges from regulatory authorities in connection with our investments, including from antitrust authorities who are increasingly scrutinizing technology investments, and which may lead to unforeseen expenditures or which may block, delay or impose undesirable conditions on our investments. Our investments range from early to late stage companies, including investments made concurrent with a company’s initial public offering. Investments in early stage companies are inherently speculative, as these companies may not yet be revenue-generating and could still be in the process of developing their products and services at the time of our investment. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. All of our investments are subject to a risk of partial or total loss of invested capital.
We anticipate future volatility in our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments to our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
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
Policies we adopt or choose not to adopt on social and ethical issues, especially regarding the use of our products, may be unpopular with some of our employees or with our customers or potential customers, and have in the past impacted and may in the future impact our ability to attract or retain employees and customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these policies. Further, actions taken by our customers and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability, particularly in light of upcoming regulatory requirements like the Digital Services Act (“DSA”) from the EU. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that we have a strong defense against these allegations, legal proceedings can be lengthy, expensive and disruptive to our operations and the outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability.
We are increasingly building AI into many of our offerings, including generative AI. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation will require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. Moreover, the move from AI content classification to AI content generation through our development of Einstein GPT and other generative AI products brings additional risks and responsibility. Known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy, and security and data provenance. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
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
Legal and Regulatory Risks
Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The EU has been developing new requirements related to the use of data, including in the DSA, that may impose additional rules and restrictions on the use of the data in our products and services.
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
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses (“SCCs”) as an adequate transfer mechanism, the decision creates uncertainty around the validity of all EU-to-U.S. data transfers. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. While the EU and U.S. governments have recently adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may be inclined to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers. Certain countries outside of the EEA (e.g., China) have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.
The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business. In March 2023, Salesforce launched the Hyperforce EU Operating Zone, which is designed to enable storage and processing of customer data solely within the EU. This EU service may enhance our ability to attract and retain customers operating in the EU, but may also increase the cost and complexity of supporting those customers, and our customers may request similar offerings in other territories.
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. For example, in 2020 we were made a party to a legal proceeding brought by a Dutch privacy advocacy group (the Privacy Collective) on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. In December 2021, the Amsterdam District Court declared the Privacy Collective inadmissible in its claims against us and dismissed the case, however this is currently being appealed by the Privacy Collective with a hearing date set for February 8, 2024. We were also named as a defendant in a similar lawsuit brought in the UK, which has subsequently been dismissed. Although we believe we have a strong defense for these proceedings, these or similar future claims could cause reputational harm to our brand or result in liability. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of privacy regulations, which could require our cooperation and increase the cost of compliance with the imposed regulations.
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
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing, AI services, and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. In the United States, a cybersecurity Executive Order released in May 2021 may heighten future compliance and incident reporting standards in order to obtain certain public sector contracts. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (“PCI”) Data Security Standards, may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results.
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
Further, countries are applying their data and consumer protection laws to AI, and particularly generative AI, and/or are considering legal frameworks on AI. Any failure or perceived failure by Salesforce to comply with such requirements could have an adverse impact on our business.
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
In addition, we have in the past been, and may in the future be, sued by third parties who seek to target us for actions taken by our customers, including through the use or misuse of our products. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe we have a strong defense for these proceedings, such claims could cause reputational harm to our brand or result in liability.
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
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, affecting our brand, causing us to incur significant expenses and harming our business. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have many U.S. patents and pending U.S. and international patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Similar uncertainty applies to our U.S. and international trademark registrations and applications. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property rights in the U.S. and elsewhere. Additionally, the intellectual property ownership and license rights, including copyright, surrounding AI technologies, which we are increasingly building into our product offerings, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available and legal changes and uncertainty in various countries’ intellectual property regimes may result in making conduct that we believe is lawful to be deemed violative of others’ rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard-setting activity, our contribution to open source projects, various competition law regimes or the need to obtain licenses from others may require us to license our intellectual property in certain circumstances. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
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
As we utilize our remaining net operating losses and tax credits carryforward, we may be unable to mitigate our tax obligations to the same extent as in prior years, which could have a material impact to our future cash flows. In addition, changes to our operating structure, including changes related to acquisitions, may result in cash tax obligations.
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
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets, including in emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar, Brazilian Real and Indian Rupee against the U.S. Dollar. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Furthermore, fluctuations in foreign currency exchange rates, combined with the seasonality of our business, could affect our ability to accurately predict our future results and earnings.
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
As of July 31, 2023, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of July 31, 2023, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
We regularly monitor our compliance with applicable financial and nonfinancial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new financial or nonfinancial standards or pronouncements, changes to existing standards or pronouncements and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. For example, proposed reporting requirements such as the SEC proposals related to the enhancement and standardization of climate-related disclosures may require us to change our accounting policies, to alter our operational policies, and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.
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
•the attrition rates for our services;
•the size and productivity of our sales force;
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
•changes in the fair value of our strategic investments in early-to-late-stage privately held and public companies, including impairments, which could negatively and materially impact our financial results, particularly in periods of significant market fluctuations;
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
•recruitment or departure of key personnel, such as the departure of our former co-CEO in January 2023;
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as conflict in Europe, have increased levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; and have reduced and may in the future reduce the value and duration of customer subscription contracts or cause our customers to seek to modify their existing subscription contracts. All of these risks and conditions could materially adversely affect our future sales, attrition rates and operating results.

Natural disasters and other events beyond our control have in the past and may in the future materially adversely affect us.
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, the business operations of third-party providers or suppliers that we rely on to conduct our business and the business operations of our customers are subject to interruption by natural disasters, fire, power shutoffs or shortages, actual or threatened public health emergencies and other events beyond our control. For example, the COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have in the past materially affected our operating results and cash flows. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities, IT systems and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct earthquake-related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially and adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event. For example, wildfires have resulted in power shut-offs in the San Francisco Bay Area and are likely to occur in the future, and this could adversely affect the operations of our employees in the San Francisco Bay Area.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. These events in turn have impacts on inflation risks, food security, water security (including for water availability for data center cooling), and on our employees’ health and well-being. Furthermore, it is more difficult to mitigate the impact of these events on our employees working remotely or at client sites. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with investors, suppliers and customers, our financial performance or our ability to recruit and retain talent.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchases of the Company’s common stock for the three months ended July 31, 2023 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2023	4	$204.39	4	$13,115
June 2023	3	211.38	3	12,507
July 2023	2	223.06	2	11,944
Total	9		9
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended July 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On June 5, 2023, Srinivas Tallapragada, President and Chief Engineering Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 261,145 shares of the Company’s common stock, subject to certain conditions, from September 5, 2023 through April 30, 2024. On June 8, 2023, Marc Benioff, Chair and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 945,000 shares of the Company’s common stock, subject to certain conditions, from October 2, 2023 through December 29, 2023. On June 28, 2023, Amy Weaver, President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 189,204 shares of the Company’s common stock, subject to certain conditions, from September 27, 2023 through December 29, 2023.
ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.1	4/4/2022
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/16/2022
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		S-8	333-272599	4.3	6/12/2023
10.2	Credit Agreement, dated as of December 23, 2020, by and among the Company, the lenders and other parties party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, as amended by Amendment No. 1, dated as of April 4, 2022, and Amendment No. 2, dated as of May 9, 2023		10-Q	001-32224	10.3	6/01/2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 30, 2023
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: August 30, 2023
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)