Form 10-Q
period 2023-10-31
Salesforce, Inc.
filed 2023-11-30
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 27, 2023, there were approximately 968 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	October 31, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,453	$7,016
Marketable securities	5,410	5,492
Accounts receivable, net	4,850	10,755
Costs capitalized to obtain revenue contracts, net	1,757	1,776
Prepaid expenses and other current assets	1,732	1,356
Total current assets	20,202	26,395
Property and equipment, net	3,807	3,702
Operating lease right-of-use assets, net	2,518	2,890
Noncurrent costs capitalized to obtain revenue contracts, net	2,194	2,697
Strategic investments	4,774	4,672
Goodwill	48,614	48,568
Intangible assets acquired through business combinations, net	5,737	7,125
Deferred tax assets and other assets, net	3,176	2,800
Total assets	$91,022	$98,849
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,308	$6,743
Operating lease liabilities, current	523	590
Unearned revenue	12,564	17,376
Debt, current	999	1,182
Total current liabilities	19,394	25,891
Noncurrent debt	8,426	9,419
Noncurrent operating lease liabilities	2,764	2,897
Other noncurrent liabilities	2,348	2,283
Total liabilities	32,932	40,490
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(10,004)	(4,000)
Additional paid-in capital	58,149	55,047
Accumulated other comprehensive loss	(331)	(274)
Retained earnings	10,275	7,585
Total stockholders’ equity	58,090	58,359
Total liabilities and stockholders’ equity	$91,022	$98,849

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues:
Subscription and support	$8,141	$7,233	$23,789	$21,232
Professional services and other	579	604	1,781	1,736
Total revenues	8,720	7,837	25,570	22,968
Cost of revenues (1)(2):
Subscription and support	1,571	1,451	4,596	4,381
Professional services and other	584	637	1,797	1,879
Total cost of revenues	2,155	2,088	6,393	6,260
Gross profit	6,565	5,749	19,177	16,708
Operating expenses (1)(2):
Research and development	1,204	1,280	3,631	3,927
Marketing and sales	3,173	3,345	9,440	10,141
General and administrative	632	664	1,902	1,967
Restructuring	55	0	815	0
Total operating expenses	5,064	5,289	15,788	16,035
Income from operations	1,501	460	3,389	673
Gains (losses) on strategic investments, net	(72)	23	(242)	75
Other income (expense)	58	(8)	158	(121)
Income before provision for income taxes	1,487	475	3,305	627
Provision for income taxes	(263)	(265)	(615)	(321)
Net income	$1,224	$210	$2,690	$306
Basic net income per share	$1.26	$0.21	$2.76	$0.31
Diluted net income per share	$1.25	$0.21	$2.73	$0.31
Shares used in computing basic net income per share	972	997	976	995
Shares used in computing diluted net income per share	981	1,000	985	1,001
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenues	$245	$250	$743	$785
Marketing and sales	223	224	668	693
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenues	$109	$130	$324	$372
Research and development	238	287	735	863
Marketing and sales	275	330	815	947
General and administrative	71	96	223	288
Restructuring	0	0	16	0

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income	$1,224	$210	$2,690	$306
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation and other losses	(65)	(66)	(54)	(175)
Unrealized gains (losses) on marketable securities and privately held debt securities	(9)	(77)	2	(179)
Other comprehensive loss, before tax	(74)	(143)	(52)	(354)
Tax effect	1	17	(5)	39
Other comprehensive loss, net	(73)	(126)	(57)	(315)
Comprehensive income (loss)	$1,151	$84	$2,633	$(9)

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine Months Ended October 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2023	1,009	$1	(28)	$(4,000)	$55,047	$(274)	$7,585	$58,359
Common stock issued	7	0	0	0	283	0	0	283
Common stock repurchased	0	0	(11)	(2,144)	0	0	0	(2,144)
Stock-based compensation expense	0	0	0	0	696	0	0	696
Other comprehensive income, net of tax	0	0	0	0	0	19	0	19
Net income	0	0	0	0	0	0	199	199
Balance at April 30, 2023	1,016	1	(39)	(6,144)	56,026	(255)	7,784	57,412
Common stock issued	7	0	0	0	595	0	0	595
Common stock repurchased	0	0	(9)	(1,913)	0	0	0	(1,913)
Stock-based compensation expense	0	0	0	0	724	0	0	724
Other comprehensive loss, net of tax	0	0	0	0	0	(3)	0	(3)
Net income	0	0	0	0	0	0	1,267	1,267
Balance at July 31, 2023	1,023	1	(48)	(8,057)	57,345	(258)	9,051	58,082
Common stock issued	3	0	0	0	111	0	0	111
Common stock repurchased	0	0	(9)	(1,947)	0	0	0	(1,947)
Stock-based compensation expense	0	0	0	0	693	0	0	693
Other comprehensive loss, net of tax	0	0	0	0	0	(73)	0	(73)
Net income	0	0	0	0	0	0	1,224	1,224
Balance at October 31, 2023	1,026	$1	(57)	$(10,004)	$58,149	$(331)	$10,275	$58,090

	Three and Nine months ended October 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2022	989	$1	0	$0	$50,919	$(166)	$7,377	$58,131
Common stock issued	5	0	0	0	85	0	0	85
Stock-based compensation expense	0	0	0	0	776	0	0	776
Other comprehensive loss, net of tax	0	0	0	0	0	(144)	0	(144)
Net income	0	0	0	0	0	0	28	28
Balance at April 30, 2022	994	1	0	0	51,780	(310)	7,405	58,876
Common stock issued	5	0	0	0	348	0	0	348
Stock-based compensation expense	0	0	0	0	851	0	0	851
Other comprehensive loss, net of tax	0	0	0	0	0	(45)	0	(45)
Net income	0	0	0	0	0	0	68	68
Balance at July 31, 2022	999	1	0	0	52,979	(355)	7,473	60,098
Common stock issued	3	0	0	0	69	0	0	69
Common stock repurchased	0	0	(11)	(1,743)	0	0	0	(1,743)
Stock-based compensation expense	0	0	0	0	843	0	0	843
Other comprehensive loss, net of tax	0	0	0	0	0	(126)	0	(126)
Net income	0	0	0	0	0	0	210	210
Balance at October 31, 2022	1,002	$1	(11)	$(1,743)	$53,891	$(481)	$7,683	$59,351

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Operating activities:
Net income	$1,224	$210	$2,690	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	862	941	3,006	2,754
Amortization of costs capitalized to obtain revenue contracts, net	482	423	1,428	1,225
Stock-based compensation expense	693	843	2,113	2,470
(Gains) losses on strategic investments, net	72	(23)	242	(75)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	550	471	5,905	5,486
Costs capitalized to obtain revenue contracts, net	(300)	(375)	(906)	(1,279)
Prepaid expenses and other current assets and other assets	(407)	(63)	(750)	(359)
Accounts payable and accrued expenses and other liabilities	172	(309)	(1,607)	(1,205)
Operating lease liabilities	(139)	(173)	(474)	(561)
Unearned revenue	(1,677)	(1,632)	(4,816)	(4,439)
Net cash provided by operating activities	1,532	313	6,831	4,323
Investing activities:
Business combinations, net of cash acquired	(82)	0	(82)	(439)
Purchases of strategic investments	(103)	(44)	(390)	(475)
Sales of strategic investments	80	98	102	181
Purchases of marketable securities	(661)	(408)	(2,827)	(4,132)
Sales of marketable securities	315	500	1,117	1,392
Maturities of marketable securities	563	585	1,810	1,752
Capital expenditures	(166)	(198)	(589)	(580)
Net cash provided by (used in) investing activities	(54)	533	(859)	(2,301)
Financing activities:
Repurchases of common stock	(1,925)	(1,677)	(5,928)	(1,677)
Proceeds from employee stock plans	274	233	1,085	688
Principal payments on financing obligations	(114)	(233)	(506)	(349)
Repayments of debt	0	(1)	(1,182)	(3)
Net cash used in financing activities	(1,765)	(1,678)	(6,531)	(1,341)
Effect of exchange rate changes	(32)	(23)	(4)	(69)
Net increase (decrease) in cash and cash equivalents	(319)	(855)	(563)	612
Cash and cash equivalents, beginning of period	6,772	6,931	7,016	5,464
Cash and cash equivalents, end of period	$6,453	$6,076	$6,453	$6,076
(1)    Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$28	$46	$164	$184
Income taxes, net of tax refunds	$458	$113	$709	$390

See accompanying Notes.

Salesforce, Inc.
Notes to Condensed Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the Customer 360 platform, the Company delivers a single source of truth, connecting customer data with integrated artificial intelligence across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since its founding in 1999, Salesforce has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence, enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of October 31, 2023 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and nine months ended October 31, 2023 and 2022, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2023, and its results of operations, including its comprehensive income (loss), stockholders' equity and its cash flows for the three and nine months ended October 31, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2024.
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
As of October 31, 2023, one customer accounted for approximately six percent of accounts receivable, and no other customers accounted for more than five percent of accounts receivable. No single customer accounted for more than five percent of accounts receivable as of January 31, 2023. No single customer accounted for five percent or more of total revenue during the three and nine months ended October 31, 2023 and 2022. As of October 31, 2023 and January 31, 2023, assets located outside the Americas were 14 percent and 15 percent of total assets, respectively. As of October 31, 2023 and January 31, 2023, assets located in the United States were 84 percent and 83 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of October 31, 2023, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 16 percent of the portfolio in aggregate. As of January 31, 2023, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investment portfolio and represented 16 percent of the portfolio in aggregate.
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
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and nine months ended October 31, 2023 and 2022.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of October 31, 2023 and January 31, 2023 was $7.3 billion and $6.0 billion, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Sales	$1,906	$1,717	$5,611	$5,044
Service	2,074	1,856	6,087	5,445
Platform and Other	1,686	1,513	4,891	4,410
Marketing and Commerce	1,230	1,129	3,638	3,339
Data (1)	1,245	1,018	3,562	2,994
	$8,141	$7,233	$23,789	$21,232
(1) Data is comprised of revenue from Analytics, which includes Tableau, and Integration, which includes Mulesoft.

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Americas	$5,862	$5,361	$17,113	$15,593
Europe	1,998	1,745	5,923	5,228
Asia Pacific	860	731	2,534	2,147
	$8,720	$7,837	$25,570	$22,968
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent and 92 percent during the three months ended October 31, 2023 and 2022, respectively. Americas’ revenue attributed to the United States was approximately 93 percent during the nine months ended October 31, 2023 and 2022. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2023 and 2022.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $866 million as of October 31, 2023 as compared to $648 million as of January 31, 2023, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Unearned revenue, beginning of period	$14,237	$12,825	$17,376	$15,628
Billings and other (1)	6,876	6,142	20,536	18,354
Contribution from contract asset	167	63	218	175
Revenue recognized over time	(8,249)	(7,473)	(24,264)	(21,865)
Revenue recognized at a point in time	(471)	(364)	(1,306)	(1,103)
Unearned revenue from business combinations	4	0	4	4
Unearned revenue, end of period	$12,564	$11,193	$12,564	$11,193
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2023	$23.9	$24.4	$48.3
As of January 31, 2023	$24.6	$24.0	$48.6
3. Investments
Marketable Securities
At October 31, 2023, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,123	$1	$(84)	$3,040
U.S. treasury securities	386	0	(13)	373
Mortgage-backed obligations	260	0	(13)	247
Asset-backed securities	1,329	0	(18)	1,311
Municipal securities	166	0	(5)	161
Commercial paper	33	0	0	33
Covered bonds	90	0	(5)	85
Other	163	0	(3)	160
Total marketable securities	$5,550	$1	$(141)	$5,410
At January 31, 2023, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,442	$4	$(92)	$3,354
U.S. treasury securities	381	0	(11)	370
Mortgage-backed obligations	190	0	(12)	178
Asset-backed securities	1,004	1	(20)	985
Municipal securities	175	0	(6)	169
Commercial paper	278	0	0	278
Covered bonds	105	0	(4)	101
Other	59	0	(2)	57
Total marketable securities	$5,634	$5	$(147)	$5,492
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	October 31, 2023	January 31, 2023
Due within 1 year	$2,169	$2,380
Due in 1 year through 5 years	3,221	3,104
Due in 5 years through 10 years	20	8
	$5,410	$5,492

Strategic Investments
Strategic investments by form and measurement category as of October 31, 2023 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$51	$4,518	$136	$4,705
Debt securities and other investments	0	0	69	69
Balance as of October 31, 2023	$51	$4,518	$205	$4,774
Strategic investments by form and measurement category as of January 31, 2023 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$48	$4,479	$76	$4,603
Debt securities and other investments	0	0	69	69
Balance as of January 31, 2023	$48	$4,479	$145	$4,672
The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $419 million and $354 million, as of October 31, 2023 and January 31, 2023, respectively.
Gains (Losses) on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Unrealized losses recognized on publicly traded equity securities, net	$(2)	$0	$0	$(103)
Unrealized gains recognized on privately held equity securities, net	14	57	65	174
Impairments on privately held equity and debt securities	(98)	(68)	(355)	(121)
Unrealized losses, net	(86)	(11)	(290)	(50)
Realized gains on sales of securities, net	14	34	48	125
Gains (losses) on strategic investments, net	$(72)	$23	$(242)	$75
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $14 million and $66 million and impairments and downward adjustments of $98 million and $66 million for the three months ended October 31, 2023 and 2022, respectively, and upward adjustments of $65 million and $196 million and impairments of $354 million and $96 million for the nine months ended October 31, 2023 and 2022, respectively.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of October 31, 2023 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$979	$0	$979
Money market mutual funds	3,094	0	0	3,094
Cash equivalent securities	0	641	0	641
Marketable securities:
Corporate notes and obligations	0	3,040	0	3,040
U.S. treasury securities	0	373	0	373
Mortgage-backed obligations	0	247	0	247
Asset-backed securities	0	1,311	0	1,311
Municipal securities	0	161	0	161
Commercial paper	0	33	0	33
Covered bonds	0	85	0	85
Other	0	160	0	160
Strategic investments:
Equity securities	51	0	0	51
Total assets	$3,145	$7,030	$0	$10,175
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $1.7 billion of cash, as of October 31, 2023.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.7 billion and $4.6 billion as of October 31, 2023 and January 31, 2023, respectively.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under non-cancelable operating and finance leases with various expiration dates.
Total operating lease costs were $163 million and $239 million for the three months ended October 31, 2023 and 2022, respectively, and were $823 million and $692 million for the nine months ended October 31, 2023 and 2022, respectively. Included in operating lease costs are amounts related to restructuring charges, which are discussed in Note 8 “Restructuring.”
As of October 31, 2023, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining three months of fiscal 2024	$143	$96
Fiscal 2025	610	399
Fiscal 2026	585	334
Fiscal 2027	519	222
Fiscal 2028	459	46
Thereafter	1,369	2
Total minimum lease payments	3,685	1,099
Less: Imputed interest	(398)	(52)
Total	$3,287	$1,047
As of October 31, 2023, the Company has additional operating and finance leases that have not yet commenced totaling $84 million, which are not reflected on the condensed consolidated balance sheets or the tables above. These leases will commence between fiscal year 2024 and fiscal year 2025 with lease terms of 2 to 16 years.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of October 31, 2023 included approximately $1.8 billion of accrued compensation as compared to $2.6 billion as of January 31, 2023.

6. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2023	Additions and retirements, net	October 31, 2023	January 31, 2023	Expense and retirements, net	October 31, 2023	January 31, 2023	October 31, 2023	October 31, 2023
Acquired developed technology	$4,844	$23	$4,867	$(2,471)	$(743)	$(3,214)	$2,373	$1,653	2.4
Customer relationships	6,691	0	6,691	(2,162)	(630)	(2,792)	4,529	3,899	5.0
Other (1)	303	0	303	(80)	(38)	(118)	223	185	3.7
Total	$11,838	$23	$11,861	$(4,713)	$(1,411)	$(6,124)	$7,125	$5,737	4.2
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended October 31, 2023 and 2022 was $468 million and $474 million, respectively, and for the nine months ended October 31, 2023 and 2022 was $1.4 billion and $1.5 billion, respectively.
The expected future amortization expense for intangible assets as of October 31, 2023 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2024	$459
Fiscal 2025	1,605
Fiscal 2026	1,363
Fiscal 2027	995
Fiscal 2028	618
Thereafter	697
Total amortization expense	$5,737
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2023	$48,568
Acquisitions and adjustments (1)	46
Balance as of October 31, 2023	$48,614
(1) Acquisitions and adjustments include the effect of foreign currency translation.

7. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of October 31, 2023	Carrying Value as of October 31, 2023	Carrying Value as of January 31, 2023
2023 Senior Notes (1)	April 2018	April 2023	3.25%	$0	$0	$1,000
Loan assumed on 50 Fremont (2)	February 2015	June 2023	3.75	0	0	182
2024 Senior Notes	July 2021	July 2024	0.625	1,000	999	998
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,494	1,493
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	993	992
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,490	1,489
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,235	1,235
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,979	1,977
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,235	1,235
Total carrying value of debt				$9,500	9,425	10,601
Less current portion of debt					(999)	(1,182)
Total noncurrent debt					$8,426	$9,419
(1) The Company repaid in full the 2023 Senior Notes in the first quarter of fiscal 2024.
(2) The Company repaid in full the Loan assumed on 50 Fremont in the second quarter of fiscal 2024.
The Company was in compliance with all debt covenants as of October 31, 2023.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $7.1 billion and $8.8 billion as of October 31, 2023 and January 31, 2023, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the third quarter of fiscal 2024 and the last day of trading of fiscal 2023, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of October 31, 2023 were as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2024	$0
Fiscal 2025	1,000
Fiscal 2026	0
Fiscal 2027	0
Fiscal 2028	0
Thereafter	8,500
Total principal outstanding	$9,500
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
There were no outstanding borrowings under the Credit Facility as of October 31, 2023.
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

The following table summarizes the activities related to the Restructuring Plan for the three and nine months ended October 31, 2023 (in millions):

	Three Months Ended October 31, 2023			Nine Months Ended October 31, 2023
	Workforce Reduction	Office Space Reductions	Total	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$117	$0	$117	$607	$0	$607
Charges	47	8	55	436	379	815
Payments	(103)	(25)	(128)	(963)	(27)	(990)
Non-cash items	0	20	20	(19)	(349)	(368)
Liability, end of the period	$61	$3	$64	$61	$3	$64
As of October 31, 2023, the liability for restructuring charges, which is related to workforce and office space reductions, is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet. The charges reflected in the table above related to workforce reduction included charges for employee transition, severance payments, employee benefits and share-based compensation. The charges reflected in the table above related to office space reductions included exit charges associated with those reductions.
9. Stockholders’ Equity
Stock option activity for the nine months ended October 31, 2023 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2023	23	$175.23
Exercised	(5)	131.66
Plan shares expired or canceled	(2)	204.09
Balance as of October 31, 2023	16	$183.84	$480
Vested or expected to vest	16	$183.01	$474
Exercisable as of October 31, 2023	11	$172.98	$407
Restricted stock activity for the nine months ended October 31, 2023 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2023	29	$204.62
Granted - restricted stock units and awards	13	193.57
Granted - performance-based stock units	1	193.09
Canceled	(5)	201.87
Vested and converted to shares	(10)	203.80
Balance as of October 31, 2023	28	$199.88	$5,807
Expected to vest	25		$4,974

The aggregate expected stock-based compensation expense remaining to be recognized as of October 31, 2023 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2024	$697
Fiscal 2025	2,234
Fiscal 2026	1,618
Fiscal 2027	796
Fiscal 2028	151
Total stock-based compensation expense	$5,496
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of October 31, 2023 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
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
During the three and nine months ended October 31, 2023, the Company repurchased approximately 9 million and 29 million shares of its common stock for approximately $1.9 billion and $6.0 billion, at an average price per share of $209.33 and $201.95, respectively. During the three and nine months ended October 31, 2022, the Company repurchased approximately 11 million shares of its common stock for approximately $1.7 billion at an average price per share of $152.66. All repurchases were made in open market transactions. As of October 31, 2023, the Company was authorized to purchase a remaining $10.0 billion of its common stock under the Share Repurchase Program.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2023, the Company reported a tax provision of $615 million on pretax income of $3.3 billion, which resulted in an effective tax rate of 19 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to discrete benefits from research and development credits, foreign tax credits attributable to the IRS Notice 2023-55, and certain adjustments resulted from a transfer pricing agreement in a foreign tax jurisdiction, partially offset by profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent and withholding taxes.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net income	$1,224	$210	$2,690	$306
Denominator:
Weighted-average shares outstanding for basic earnings per share	972	997	976	995
Effect of dilutive securities:
Employee stock awards	9	3	9	6
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	981	1,000	985	1,001
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Employee stock awards	12	44	16	37
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which was granted on December 13, 2022. On June 1, 2023, the Supreme Court issued a unanimous decision vacating the Ninth Circuit’s decision and remanded for further proceedings. The Ninth Circuit ordered the parties to submit additional briefing in light of the Supreme Court’s decision. That briefing has concluded, and the parties await rulings from the Ninth Circuit. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending resolution of Slack’s petition for a writ of certiorari in the Federal Action. The State Court Action remains stayed pending resolution of the appellate proceedings in the Federal Action. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets” and “commitments,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: our ability to maintain security levels and service performance that meet the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; uncertainties regarding AI technologies and its integration into our product offerings; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cybersecurity, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities, and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or remote work policies; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to maintain and enhance our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of transfers and the value of such transferred intellectual property; uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, increasing interest rates, changes in monetary policy and the prospect of a shutdown of the U.S. federal government; the potential impact of financial institution instability; the impact of geopolitical events, including the war in Ukraine and the Israel-Hamas war; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; our ability to execute our share repurchase program; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies; expected benefits of and timing of completion of the restructuring plan and the expected costs and charges of the restructuring plan, including, among other things, the risk that the restructuring costs and charges may be greater than we anticipate, our restructuring efforts may adversely affect our internal programs and ability to recruit and retain skilled and motivated personnel, our restructuring efforts may be distracting to employees and management, our restructuring efforts may negatively impact our business operations and reputation with or ability to serve customers, and our restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated; and our ability to achieve our aspirations, goals and projections related to our environmental, social and governance (“ESG”) initiatives, including our ability to comply with evolving legal standards and federal and state regulations concerning ESG matters.
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
Highlights from the First Nine Months of Fiscal 2024
•Revenue: For the nine months ended October 31, 2023, revenue was $25.6 billion, an increase of 11 percent year-over-year.
•Income from Operations: For the nine months ended October 31, 2023, income from operations was $3.4 billion as compared to $0.7 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 13 percent for the nine months ended October 31, 2023 compared to approximately three percent for the same period in the prior year.
•Earnings per Share: For the nine months ended October 31, 2023, diluted earnings per share was $2.73 as compared to diluted earnings per share of $0.31 from a year ago.
•Cash: Cash provided by operations for the nine months ended October 31, 2023 was $6.8 billion, an increase of 58 percent year-over-year. Total cash, cash equivalents and marketable securities as of October 31, 2023 was $11.9 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of October 31, 2023 was approximately $48.3 billion, an increase of 21 percent year-over-year. Current remaining performance obligation as of October 31, 2023 was approximately $23.9 billion, an increase of 14 percent year-over-year.
•Share Repurchase Program: During the nine months ended October 31, 2023, we repurchased approximately 29 million shares of our common stock for approximately $6.0 billion.
•Restructuring: For the nine months ended October 31, 2023, we incurred approximately $815 million in costs related to the Restructuring Plan.
We continue to see the impact of macroeconomic factors and the more measured buying behavior of our customers on our business and our customers’ businesses in ways that are difficult to isolate and quantify. Throughout fiscal 2024, we continue to experience elongated sales cycles, additional deal approval layers, and deal compression. Slower growth in new and renewal business, particularly if sustained, impacts our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.

In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations positively impacted revenues by approximately one percent in the three months ended October 31, 2023 and positively impacted our current remaining performance obligation by approximately one percent as of October 31, 2023 compared to what we would have reported as of October 31, 2022 using constant currency rates. During fiscal 2023, the United States Dollar strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling and Japanese Yen. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for a discussion about our segments.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the nine months ended October 31, 2023.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term and perpetual software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the nine months ended October 31, 2023.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. Beginning in the first quarter of fiscal 2024, we included Mulesoft and Tableau in our attrition calculation. As of October 31, 2023, our attrition rate, excluding Slack, was approximately 8.0 percent.
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
Research and Development
Research and development expenses consist primarily of salaries and related expenses, including stock-based compensation expense for our engineering staff associated with product development and allocated overhead.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

3	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Subscription and support	$8,141	93%	$7,233	92%	$23,789	93%	$21,232	92%
Professional services and other	579	7	604	8	1,781	7	1,736	8
Total revenues	8,720	100	7,837	100	25,570	100	22,968	100
Cost of revenues (1)(2):
Subscription and support	1,571	18	1,451	19	4,596	18	4,381	19
Professional services and other	584	7	637	8	1,797	7	1,879	8
Total cost of revenues	2,155	25	2,088	27	6,393	25	6,260	27
Gross profit	6,565	75	5,749	73	19,177	75	16,708	73
Operating expenses (1)(2):
Research and development	1,204	14	1,280	16	3,631	14	3,927	17
Marketing and sales	3,173	36	3,345	43	9,440	37	10,141	44
General and administrative	632	7	664	8	1,902	8	1,967	9
Restructuring	55	1	0	0	815	3	0	0
Total operating expenses	5,064	58	5,289	67	15,788	62	16,035	70
Income from operations	1,501	17	460	6	3,389	13	673	3
Gains (losses) on strategic investments, net	(72)	(1)	23	0	(242)	(1)	75	0
Other income (expense)	58	1	(8)	0	158	1	(121)	0
Income before provision for income taxes	1,487	17	475	6	3,305	13	627	3
Provision for income taxes	(263)	(3)	(265)	(3)	(615)	(2)	(321)	(2)
Net income	$1,224	14%	$210	3%	$2,690	11%	$306	1%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Cost of revenues	$245	3%	$250	3%	$743	3%	$785	3%
Marketing and sales	223	2	224	3	668	3	693	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Cost of revenues	$109	1%	$130	2%	$324	1%	$372	2%
Research and development	238	3	287	4	735	3	863	4
Marketing and sales	275	3	330	4	815	3	947	4
General and administrative	71	1	96	1	223	1	288	1
Restructuring	0	0	0	0	16	0	0	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	October 31, 2023	January 31, 2023
Cash, cash equivalents and marketable securities	$11,863	$12,508
Unearned revenue	12,564	17,376
Remaining performance obligation	48.3	48.6
Principal due on our outstanding debt obligations (1)	9,500	10,682
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended October 31,		Variance
(in millions)	2023	2022	Dollars	Percent
Subscription and support	$8,141	$7,233	$908	13%
Professional services and other	579	604	(25)	(4)
Total revenues	$8,720	$7,837	$883	11%

	Nine Months Ended October 31,		Variance
(in millions)	2023	2022	Dollars	Percent
Subscription and support	$23,789	$21,232	$2,557	12%
Professional services and other	1,781	1,736	45	3
Total revenues	$25,570	$22,968	$2,602	11%
The increase in subscription and support revenues for the three and nine months ended October 31, 2023 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represented approximately six percent of total subscription and support revenues for the three and nine months ended October 31, 2023 and five percent the three and nine months ended October 31, 2022. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three and nine months ended October 31, 2023 and 92 percent for the three and nine months ended October 31, 2022.
The increase in professional services and other revenues for the nine months ended October 31, 2023 was due primarily to the higher demand for services from an increased number of customers. In the third quarter of fiscal 2024, we continued to see measured demand for larger, multi-year transformation engagements and, in some cases, delayed projects. The decrease in professional services and other revenues for the three months ended October 31, 2023 was due to this decreased demand from cautious customers and longer engagements. These trends may continue in the near term.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,
	2023	As a % of Total Subscription and Support Revenues	2022	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$1,906	23%	$1,717	24%	11%
Service	2,074	26	1,856	26	12
Platform and Other	1,686	21	1,513	20	11
Marketing and Commerce	1,230	15	1,129	16	9
Data (1)	1,245	15	1,018	14	22
Total	$8,141	100%	$7,233	100%	13%
(1) Data is comprised of revenue from Analytics, which includes Tableau, and Integration, which includes Mulesoft.

	Nine Months Ended October 31,
	2023	As a % of Total Subscription and Support Revenues	2022	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$5,611	24%	$5,044	24%	11%
Service	6,087	26	5,445	26	12
Platform and Other	4,891	20	4,410	20	11
Marketing and Commerce	3,638	15	3,339	16	9
Data (1)	3,562	15	2,994	14	19
Total	$23,789	100%	$21,232	100%	12%
(1) Data is comprised of revenue from Analytics, which includes Tableau, and Integration, which includes Mulesoft.
Our Industry Offerings revenue is included in one of the above service offerings depending on the primary service purchased.
Data subscription and support revenues include revenues from term software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Data to experience greater volatility in revenues period to period compared to our other service offerings. Additionally, as we transition customers within the Data offering from perpetual and term software licenses to subscription based services, revenue associated with such customers will generally be recognized ratably over the contract term, which we expect may result in potentially less revenue in the period the customer transitions but potentially increasing revenues over the remaining term.
Revenues by Geography

	Three Months Ended October 31,
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Growth rate
Americas	$5,862	67%	$5,361	68%	9%
Europe	1,998	23	1,745	23	14
Asia Pacific	860	10	731	9	18
	$8,720	100%	$7,837	100%	11%

	Nine Months Ended October 31,
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Growth rate
Americas	$17,113	67%	$15,593	68%	10%
Europe	5,923	23	5,228	23	13
Asia Pacific	2,534	10	2,147	9	18
	$25,570	100%	$22,968	100%	11%
Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources from previous periods. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Total revenue during the three months ended October 31, 2023 was positively impacted by foreign currency fluctuations of approximately one percent compared to the three months ended October 31, 2022.
Cost of Revenues

	Three Months Ended October 31,				Variance
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Dollars
Subscription and support	$1,571	18%	$1,451	19%	$120
Professional services and other	584	7	637	8	(53)
Total cost of revenues	$2,155	25%	$2,088	27%	$67

	Nine Months Ended October 31,				Variance
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Dollars
Subscription and support	$4,596	18%	$4,381	19%	$215
Professional services and other	1,797	7	1,879	8	(82)
Total cost of revenues	$6,393	25%	$6,260	27%	$133
For the three and nine months ended October 31, 2023, the increase in cost of revenues in absolute dollars was primarily due to an increase in service delivery costs which were partially offset by third-party expenses and amortization of purchased intangibles. We have increased our headcount associated with our data centers, customer support and professional services by one percent since October 31, 2022 to meet the higher demand for services from our customers. Cost of revenue as a percentage of total revenue during the three and nine months ended October 31, 2023 decreased by two percent from the same periods a year ago as a result of a decrease in absolute dollars related to third-party expenses, amortization of purchased intangibles and stock-based compensation expense, which was primarily a result of the workforce reductions associated with the Restructuring Plan.
We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may adversely affect our cost of revenues as a percentage of revenues in the near term due to fluctuations in demand for our service offerings.
Operating Expenses

	Three Months Ended October 31,				Variance
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Dollars
Research and development	$1,204	14%	$1,280	16%	$(76)
Marketing and sales	3,173	36	3,345	43	(172)
General and administrative	632	7	664	8	(32)
Restructuring	55	1	0	0	55
Total operating expenses	$5,064	58%	$5,289	67%	$(225)

	Nine Months Ended October 31,				Variance
(in millions)	2023	As a % of Total Revenues	2022	As a % of Total Revenues	Dollars
Research and development	$3,631	14%	$3,927	17%	$(296)
Marketing and sales	9,440	37	10,141	44	(701)
General and administrative	1,902	8	1,967	9	(65)
Restructuring	815	3	0	0	815
Total operating expenses	$15,788	62%	$16,035	70%	$(247)
For the three and nine months ended October 31, 2023, the decrease in research and development expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our research and development headcount decreased by four percent since October 31, 2022 due, in part, to the Restructuring Plan and our hiring pause that began in the second quarter of fiscal 2023.
We expect that research and development expenses will likely remain consistent or increase as a percentage of revenues in the near term. We continue to invest in technology to support the development of new, and improve existing, technologies, including our artificial intelligence technologies, and the integration of acquired technologies combined with our anticipated revenue growth in line with these incremental expenses.
For the three and nine months ended October 31, 2023, the decrease in marketing and sales expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our marketing and sales headcount decreased by 18 percent since October 31, 2022 due, in part, to the Restructuring Plan and our hiring pause that began in second quarter of fiscal 2023.
We expect that marketing and sales expenses may decrease as a percentage of revenues in the near term as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity.
For the three and nine months ended October 31, 2023, the decrease in general and administrative expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our general and administrative headcount decreased by 20 percent since October 31, 2022 due, in part, to the Restructuring Plan and our hiring pause that began in the second quarter of fiscal 2023.
We expect that general and administrative expenses may decrease as a percentage of revenues in the near term as we continue to invest in process efficiency initiatives.
In the three months ended October 31, 2023, approximately $55 million of costs were incurred related to the Restructuring Plan, of which approximately $47 million was related to employee transition costs, severance payments, employee benefits and stock-based compensation expense and approximately $8 million was related to exit charges associated with office space reductions. In the nine months ended October 31, 2023, approximately $815 million of costs were incurred related to the Restructuring Plan, of which approximately $436 million was related to employee transition, severance payments, employee benefits and stock-based compensation expense and approximately $379 million was related to exit charges associated with office space reductions. As of the first quarter of fiscal 2024, we largely completed the ten percent reduction of our workforce and office space reductions within certain markets, as contemplated by the Restructuring Plan. We expect to incur approximately $60 million to $100 million in additional charges in connection with the Restructuring Plan in the fourth quarter of fiscal 2024.
Other Income and Expense

	Three Months Ended October 31,		Variance
(in millions)	2023	2022	Dollars
Gains (losses) on strategic investments, net	$(72)	$23	$(95)
Other income (expense)	58	(8)	66

	Nine Months Ended October 31,		Variance
(in millions)	2023	2022	Dollars
Gains (losses) on strategic investments, net	$(242)	$75	$(317)
Other income (expense)	158	(121)	279
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities, impairments and other adjustments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity or debt investments as well as high public equity market volatility. For the three months ended October 31, 2023, our strategic investment portfolio losses were primarily driven by impairments on privately held equity investments of $98 million. For the nine months ended October 31, 2023 our strategic investment portfolio losses were primarily driven by impairments on privately held equity investments of $355 million, partially offset by unrealized gains on privately held equity securities of $65 million and realized gains on sales of securities of $48 million.
Other income (expense) primarily consists of interest expense on our debt as well as our finance leases offset by investment income. Interest expense was $70 million and $75 million for the three months ended October 31, 2023 and 2022, respectively, and $213 million and $224 million for the nine months ended October 31, 2023 and 2022, respectively.
Benefit From (Provision For) Income Taxes

	Three Months Ended October 31,		Variance
(in millions)	2023	2022	Dollars
Benefit from (provision for) income taxes	$(263)	$(265)	$2
Effective tax rate	18%	56%

	Nine Months Ended October 31,		Variance
(in millions)	2023	2022	Dollars
Benefit from (provision for) income taxes	$(615)	$(321)	$(294)
Effective tax rate	19%	51%
We recorded a tax provision of $263 million on pretax income of $1.5 billion for the three months ended October 31, 2023, and a tax provision of $615 million on pretax income of $3.3 billion for the nine months ended October 31, 2023. Higher pretax income increased our tax provision this fiscal year. However, our tax provision for the three months ended October 31, 2023 was offset by discrete tax benefits, resulting in an insignificant period over period variance. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including, for example, acquisitions, changes to our operating structure, and other macroeconomic factors.

We recorded a tax provision of $265 million on pretax income of $475 million for the three months ended October 31, 2022, and a tax provision of $321 million on pretax income of $627 million for the nine months ended October 31, 2022. The majority of our year-to-date tax provision was related to taxes from profitable jurisdictions outside of the United States which included withholding taxes.
The provision from the Tax Cuts and Jobs Act of 2017 that requires capitalization and amortization of research and development costs became effective in fiscal 2023. This requirement continues to unfavorably impact our tax provision and cash taxes.
Liquidity and Capital Resources
At October 31, 2023, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $11.9 billion and accounts receivable of $4.9 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of October 31, 2023, provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A, “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted non-cancelable subscription agreements, which are not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt maintenance needs over the next 12 months.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For the three and nine months ended October 31, 2023 and 2022 our cash flows were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net cash provided by operating activities	$1,532	$313	$6,831	$4,323
Net cash provided by (used in) investing activities	(54)	533	(859)	(2,301)
Net cash used in financing activities	(1,765)	(1,678)	(6,531)	(1,341)
Operating Activities
The net cash provided by operating activities during the nine months ended October 31, 2023 was primarily comprised of net income of $2.7 billion, adjusted for non-cash items including $3.0 billion of depreciation and amortization and $2.1 billion of stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the nine months ended October 31, 2023 was further benefited by the change in accounts receivable, net of $5.9 billion due to cash collections and was partially offset by the change in unearned revenue of $4.8 billion and the change in accounts payable and accrued expenses and other liabilities of $1.6 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during the nine months ended October 31, 2022 was primarily comprised of net income of $306 million, adjusted for non-cash items including $2.8 billion of depreciation and amortization and $2.5 billion related to stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the nine months ended October 31, 2022 was further benefited by the change in accounts receivable, net of $5.5 billion due to cash collections and partially offset by the change in unearned revenue of $4.4 billion and the change in accounts payable, accrued expenses and other liabilities of $1.2 billion.
Investing Activities
The net cash used in investing activities during the nine months ended October 31, 2023 was primarily related to capital expenditures of $589 million and net outflows from strategic investment activity of $288 million, partially offset by cash inflows related to marketable securities activity of $100 million.

The net cash used in investing activities during the nine months ended October 31, 2022 was primarily related to net outflows from marketable securities activity of $1.0 billion, cash consideration for acquisitions of approximately $439 million and net outflows from strategic investment activity of $294 million.
Financing Activities
Net cash used in financing activities during the nine months ended October 31, 2023 consisted primarily of $5.9 billion from repurchases of common stock and $1.2 billion related to repayments of debt, partially offset by $1.1 billion from proceeds from equity plans.
Net cash used in financing activities during the nine months ended October 31, 2022 consisted primarily of $1.7 billion from repurchases of common stock partially offset by $688 million from proceeds from equity plans.
Debt
As of October 31, 2023, we had senior unsecured debt outstanding, with maturities starting in July 2024 and extending through July 2061 with a total carrying value of $9.4 billion, of which $1.0 billion was related to the 2024 Senior Notes due in the next 12 months. We were in compliance with all debt covenants as of October 31, 2023.
In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of October 31, 2023. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for, fees, costs and expenses related to any acquisition. In April 2022 and May 2023, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorization of $20.0 billion. During the nine months ended October 31, 2023 and 2022, we repurchased approximately 29 million and 11 million shares of our common stock for approximately $6.0 billion and $1.7 billion at an average cost of $201.95 and $152.66 per share, respectively. All repurchases were made in open market transactions. As of October 31, 2023, we were authorized to purchase a remaining $10.0 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to October 31, 2023, we have paid approximately $0.5 billion through November 27, 2023 for additional shares under the Share Repurchase Program.
The Inflation Reduction Act introduced a new one percent excise tax imposed on certain stock repurchases made after December 31, 2022. The excise tax is assessed on an annual fiscal year basis, reported and paid in the subsequent year. It may apply to our stock repurchases this year and could be impacted by factors including the Company’s share price. In the event of an excise tax for fiscal 2024, next year’s financing cash flows could be impacted.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of October 31, 2023, the future non-cancelable minimum payments under these commitments were approximately $4.8 billion, with payments of $1.0 billion due in the next 12 months and $3.8 billion due thereafter. As of October 31, 2023, we have additional operating leases that have not yet commenced totaling $84 million. In addition to our leasing arrangements, we have other contractual commitments associated with agreements that are enforceable and legally binding, including those with infrastructure service providers. As of October 31, 2023, our total commitments under these agreements were approximately $17.5 billion, of which payments of $1.3 billion are due in the next 12 months and $16.2 billion are due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the three months ended October 31, 2023 and in future quarters, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure including offices, information technology and data centers, as well as investments with infrastructure service providers, to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.

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
Additionally, as of October 31, 2023, we expect approximately $60 million to $100 million in future cash payments related to the Restructuring Plan, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
Environmental, Social, and Governance
We believe the business of business is to make the world a better place for all of our stakeholders, including our stockholders, customers, employees, partners, the planet and the communities in which we work and live. We believe that values drive value, and that effectively managing our priority ESG topics will help create long-term value for our investors. We also believe that transparently disclosing the goals and relevant metrics related to our ESG programs will allow our stakeholders to be informed about our progress.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended October 31, 2023, was positively impacted by approximately one percent compared to the three months ended October 31, 2022. In addition, fluctuations in USD against international currencies positively impacted our current remaining performance obligation by approximately one percent as of October 31, 2023 compared to what we would have reported as of October 31, 2022 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $11.9 billion as of October 31, 2023. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at October 31, 2023 could result in a $65 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), net, and are realized only if we sell the underlying securities.
At January 31, 2023, we had cash, cash equivalents and marketable securities totaling $12.5 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $56 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of October 31, 2023	Interest Terms	Contractual Interest Rate
2024 Senior Notes	July 2024	$1,000	Fixed	0.625%
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of October 31, 2023, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of October 31, 2023, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.8 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 16 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of October 31, 2023 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of October 31, 2023
Publicly held equity securities	$1	$2	$0	$3
Privately held equity securities	3,956	1,228	(482)	4,702
Total equity securities	$3,957	$1,230	$(482)	$4,705

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

The particular securities we hold, and their rights and preferences relative to other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement in the total enterprise value of the company. As a result, the value of our investment in a specific company may move by more or less than a change in that company’s overall value. Our largest privately held equity securities represent 34 percent of our total strategic investments as of October 31, 2023. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would have declined by approximately $95 million.
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
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services and harm our business. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. The COVID-19 pandemic disrupted and continues to disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business, which affects our and our suppliers’ operations. In addition, supply chain disruptions due to geopolitical developments in Europe and indirect effects have further complicated existing supply chain constraints. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions or other performance or quality issues may increase. Interruptions in our services or other performance or quality issues may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
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
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data privacy, transfer, storage and protection, cybersecurity, ESG and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;
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
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia, the war in Ukraine and the Israel-Hamas war;
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
In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition, equality and a sense of family. As our organization has grown and expanded globally, and as our workplace plans have developed, including, for example, the Restructuring Plan, we have in the past and may in the future find it increasingly difficult to maintain the beneficial aspects of our corporate culture globally, including managing the complexities of communicating with all employees. Any inability to maintain our corporate culture could negatively impact our ability to attract and retain employees, harm our reputation with customers, or negatively impact our future growth.
Any failure in the delivery of high-quality professional and technical support services related to our online applications may adversely affect our relationships with our customers and our financial results.
Our customers sometimes require highly skilled and trained service professionals to successfully implement our applications and depend on our support organization to resolve technical issues relating to our applications. Implementation services may be performed by our professional services team, our customers, a third party, or a combination thereof. If customers are not satisfied with the quality and timing of work by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address these types of situations, our revenue recognition could be impacted, and the dissatisfaction with the services received could negatively impact our ability to sell our other offerings or retain existing customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services across our varying and diverse offerings. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality professional and technical support services, or a market perception that we do not maintain high-quality professional and technical support services, could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
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
If we are unable to develop enhancements to, and new features for, our existing or new services that keep pace with rapid technological developments, our business could be harmed. For example, we may be required to continuously enhance our AI offerings to improve the quality of content provided to our customers. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to integrate all of our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in hardware, software, communication, browser, app development platform and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely.
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

We anticipate future volatility in our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments to our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, geopolitical conflict, volatile public equity markets or unsettled global market conditions.
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
We are increasingly building AI into many of our offerings, including generative AI. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation will require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. Moreover, the move from AI content classification to AI content generation through our development of Einstein GPT and other generative AI products brings additional risks and responsibility. Known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy, and security and data provenance. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
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
If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation. For example, the state of California has adopted new climate change disclosure requirements, and compliance with such rules could require significant effort and resources and result in changes to our current ESG goals.
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
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing, AI services, and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. In the United States, a cybersecurity Executive Order released in May 2021 may heighten future compliance and incident reporting standards in order to obtain certain public sector contracts. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry Data Security Standards, may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results.
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
We are involved in various legal matters arising from the normal course of business activities. These include claims, suits, government investigations and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, as well as commercial, corporate and securities, labor and employment, class actions, wage and hour, antitrust, data privacy, cybersecurity and other matters.
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

Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the United States and other countries are subject to change and uncertainty, including as a result of geopolitical developments and relations between the United States and China, the United States and Russia, war in Ukraine and the Israel-Hamas war. Regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations.
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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of war in Ukraine and the Israel-Hamas war, the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. In some periods, we have not been able to, and may not be able in the future to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. Such developments, for example, may include certain new provisions introduced by the Inflation Reduction Act, certain Organization for Economic Co-operation and Development’s proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to macroeconomic factors such as shrinking gross domestic product or increased inflation rates may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
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
Additionally, global events as well as geopolitical developments, including war in Ukraine and the Israel-Hamas war, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which has and could in the future amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of October 31, 2023, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of October 31, 2023, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, financing the consideration for and fees, costs and expenses related to any acquisition.
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
In addition, adverse changes by any rating agency to our credit ratings may negatively impact our reputation, the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Downgrades in our credit ratings could also affect the terms of any such refinancing or future financing or restrict our ability to obtain additional financing in the future.
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
Our quarterly results are likely to fluctuate. Fluctuations have occurred due to known and unknown risks, such as the global economic impact of war in Ukraine, the Israel-Hamas war and rising interest rates. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically in the past been our largest collections and operating cash flow quarter.
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the war in Ukraine and the Israel-Hamas war, financial market conditions, increasing costs of operation and foreign currency exchange rates, any of which can adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay prospective customers’ purchasing decisions, reduce the value of new subscription contracts, or affect attrition rates;
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
•expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur, including litigation or other dispute-related settlement payments;

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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as war in Ukraine and the Israel-Hamas war, have increased levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; and have reduced and may in the future reduce the value and duration of customer subscription contracts or cause our customers to seek to modify their existing subscription contracts. All of these risks and conditions could materially adversely affect our future sales, attrition rates and operating results.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchases of the Company’s common stock for the three months ended October 31, 2023 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2023	3	$211.24	3	$11,258
September 2023	3	214.04	3	10,669
October 2023	3	203.30	3	10,020
Total	9		9
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

In connection with the Company’s acquisition of Airkit, Inc., on October 16, 2023, the Company issued 17,100 shares of its common stock to certain former stockholders of Airkit, Inc. that will vest over time. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act,and Regulation S promulgated under the Securities Act.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended October 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On September 21, 2023, Marc Benioff, Chair and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 915,000 shares of the Company’s common stock, subject to certain conditions, from January 2, 2024 through March 29, 2024. On September 26, 2023, Parker Harris, Chief Technology Officer and co-Founder, as an individual and as co-trustee for Harris-Johnson Family Trust U/A 12/09/2005 (the “Trust”), adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for (i) the sale of up to 176,170 shares of the Company’s common stock held by Mr. Harris and (ii) the sale of up to 59 shares and donation of up to 20,000 shares of the Company’s common stock held by the Trust, each subject to certain conditions, from January 23, 2024 through November 22, 2024. On September 28, 2023, Amy Weaver, President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 140,118 shares of the Company’s common stock, subject to certain conditions, from January 2, 2024 through March 22, 2024.
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

Dated: November 29, 2023
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: November 29, 2023
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)