Form 10-K
period 2024-01-31
Salesforce, Inc.
filed 2024-03-06
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2023, the aggregate market value of its shares (based on a closing price of $225.01 per share) held by non-affiliates was approximately $194.1 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 29, 2024, there were approximately 970 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2024, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets” and “commitments” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects, our business plans and growth strategy, our strategies, expectations or plans regarding our investments, including strategic investments or future acquisitions, our beliefs or expectations regarding our competition, our intentions regarding use of future earnings, our expectations regarding attrition rates, our expectations regarding restructuring initiatives, including with respect to timing or costs, our expectations regarding investing in human capital and technology or our beliefs or expectations regarding working capital, capital expenditures, debt maintenance or commitments. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: our ability to maintain security levels and service performance that meet the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure additional data center capacity; our reliance on third-party hardware, software and platform providers; uncertainties regarding artificial intelligence (“AI”) technology and its integration into our product offerings; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cybersecurity, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to complete, on a timely basis or at all, announced transactions; our ability to realize the benefits from acquisitions, strategic partnerships, joint ventures and investments, and successfully integrate acquired businesses and technologies; our ability to compete in the markets in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our ability to preserve our workplace culture, including as a result of our decisions regarding our current and future office environments or remote work policies; our real estate and office facilities strategy and related costs and uncertainties; our dependency on the development and maintenance of the infrastructure of the Internet; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fluctuations in the fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to maintain and enhance our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of transfers and the value of such transferred intellectual property; uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, increasing interest rates, changes in monetary policy and the prospect of a shutdown of the U.S. federal government; the potential impact of financial institution instability; the impact of geopolitical events, including the war in Ukraine and the Israel-Hamas war; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; our ability to execute our share repurchase program; our ability to declare future cash dividends; our ability to comply with our debt covenants and lease obligations; the impact of climate change, natural disasters and actual or threatened public health emergencies; the expected benefits of and timing of completion, as well as the expected costs and charges, of our restructuring initiatives, including, among other things, the risk that the restructuring costs and charges may be greater than we anticipate, our restructuring efforts may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, our restructuring efforts may be distracting to employees and management, our restructuring efforts may negatively impact our business operations and reputation with or ability to serve customers, and restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated; and our ability to achieve our aspirations, goals and projections related to our environmental, social and governance (“ESG”) initiatives, including our ability to comply with evolving legal standards and federal and state regulations concerning ESG matters. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in our forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results or outcomes to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I.
ITEM 1.    BUSINESS
Overview
Salesforce, Inc. (“Salesforce,” the “Company,” “we” or “our”) is a global leader in customer relationship management (“CRM”) technology that brings companies and their customers together. Founded in 1999, we enable companies of every size and industry to connect with their customers through the power of data, AI, CRM and trust.
Our AI-powered Customer 360 platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth, teams can be more responsive, productive and efficient and deliver intelligent, personalized and automated experiences across every channel.
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
Salesforce is committed to a core set of values: trust, customer success, innovation, equality and sustainability. Foremost among these is trust, which is the foundation for everything we do. Our customers trust our technology to deliver the highest levels of security, privacy, performance, compliance and availability at scale. Customer success is at the core of our business and we align the entire company around our customers’ needs to promote their success and show our value. We believe in continuous innovation, enabling our customers to access the latest technology advances so they can innovate and stay ahead in their industries. Equality is a core tenet of how we run our business. We value the equality of every individual at our company and in our communities. We believe that creating a diverse workplace that reflects the communities we serve and fostering an inclusive culture where everyone feels seen, heard and valued makes us a better company. Finally, we believe the world is in a climate crisis and that sustainability, including bold climate action, is the only way forward. We are committed to ambitious climate leadership solutions, and we're bringing the full power of Salesforce to help organizations achieve net zero emissions.
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
Our Service Offerings
We believe that every business, in every industry, has to optimize for a digital-first experience for their customers, employees and partners, leveraging data and trusted AI and CRM technology to increase efficiency, boost productivity and drive growth. Our industry-leading Customer 360 CRM platform spans sales, service, marketing, commerce, collaboration, integration, AI, analytics, automation, industries and more. Our customers can select from our integrated Customer 360 solutions for any team, in any industry and for companies of any size to deliver AI-powered, personalized engagement across every customer touchpoint with hyperscale data and automation.
Customer 360 service offerings are designed to work together and include:
Sales. Our Sales offering leverages data and AI to help sales teams sell faster and smarter, and to efficiently manage and automate entire sales processes. Our customers use our Sales offering to store data; monitor leads and progress; forecast opportunities; gain insights through AI and analytics; and deliver quotes, contracts and invoices. With our AI technology, sales teams can identify the best sales leads, automatically summarize highlights from meeting notes, auto-generate emails, surface customer sentiment and receive recommended next steps. Our Sales offering enables teams to work from anywhere in the office, on the go or at home and supports the changing expectations of customers in a digital-first world.
Service. Our Service offering enables companies in every industry to bring all of their customer service and field service needs onto one integrated, AI-powered platform to deliver trusted, highly personalized customer support at scale. Organizations use our Service offering to connect their service agents with customers anytime and across multiple channels — from the phone and email to self-service portals and social media — allowing customers to engage with companies in the ways that best suit them. Our Service offering also helps our customers maximize productivity, resolve cases faster and improve customer satisfaction by automating routine tasks. With our AI technology, service teams can automatically route cases to the best service agent for the job, respond to customers with personalized, relevant answers grounded in company data and perform tasks like auto-summarizing support cases and field work orders. Our Service offering provides a field service solution that enables companies to connect agents, dispatchers and mobile employees through one centralized platform, on which they can intelligently schedule and dispatch work as well as track and manage jobs.
Platform and Other.
Platform. Our Platform offering is an agile and trusted way for enterprises to innovate and deliver digital transformation at scale, enabling companies of all sizes, locations and industries to build business workflows and apps that bring them closer to their customers. It unifies data, AI, CRM, development, security and compliance in a single, comprehensive platform, facilitating fast development of trusted, AI-powered apps and automation that boost efficiency, increase productivity and save on IT costs. Einstein, our AI productivity and development platform, brings AI into Salesforce apps and workflows and offers the ability to deploy conversational, generative AI assistants that empower teams to get work done without compromising data security and privacy. The Salesforce platform and applications can be delivered rapidly and reliably to locations worldwide, giving customers more choice and control over data residency. Platform also includes AppExchange, a marketplace for Salesforce partner apps and experts, and Trailhead, our free online learning platform that allows anyone to learn in-demand Salesforce skills.
Slack. Our Slack offering is an intelligent productivity platform that digitally connects people, technology and business processes together in one place. Slack improves performance by empowering users with no-code workflow automation, making search and knowledge sharing seamless and keeping teams connected and engaged as they move work forward together. With our AI technology built into Slack, organizations can easily summarize and search their customer data and essential employee knowledge so they can work smarter and make smarter decisions faster. Slack is deeply integrated into the Customer 360, supercharging productivity across sales, service and marketing teams. With Slack Sales Elevate, for example, sales teams can improve productivity and accelerate deals to close by bringing together the right people, processes and customer data from Sales Cloud within Slack.
Marketing and Commerce.
Marketing. Our Marketing offering enables companies to plan, personalize, automate and optimize one-to-one customer marketing journeys, connecting interactions across email, mobile, social, web and connected products to increase conversion and customer lifetime value. With our AI technology infused across the entire campaign lifecycle, companies can create precise audience segments and content using natural language prompts; identify top prospects and leads; and deliver personalized marketing journeys based on customer behavior. With our Marketing offering and Data Cloud, companies can unify and connect their customer data and engagement with our Sales, Commerce and Service offerings to give companies a single source of truth for the customer relationship.
Commerce. Our Commerce offering enables brands to simplify everything from setting up a digital storefront to generating product descriptions. Our Commerce offering helps brands streamline purchases by unifying the shopping experience across every customer touchpoint, including mobile, web, social and store, and drive increased engagement, conversion, loyalty and revenue from their customers. With our AI technology, brands can provide product recommendations based on customers’ purchasing history; generate product descriptions and web pages; and deliver personalized shopping assistance using natural language. Our Commerce offering also delivers click-to-code tools, which provide customers with the ability to quickly build and deploy our solutions around their customers as markets, industries and customers change.
Integration and Analytics.
Integration. Our unified Integration, Automation and API Management offerings, powered by MuleSoft, provide the essential building blocks to deliver end-to-end, connected experiences. With MuleSoft, customers connect any data, or AI model securely and automate tasks and processes, using discoverable and reusable APIs and integrations, to transform businesses and drive faster time to value.
Analytics. Our Analytics offering, including Tableau, provides customers with an advanced, end-to-end analytics solution serving a broad range of enterprise use cases, powered by trusted AI. It offers customers intelligent analytics capabilities to better see, understand and act on business data from any source, using AI models and natural language to enable them to work more efficiently, spot trends, predict outcomes, create summaries, get timely recommendations and take action from any device within the flow or work. With Data Cloud, analytics customers can quickly visualize, automate, explore and act on data from any source.
Other Customer 360 Service Offerings
In addition to our solution specific service offerings, we have specialized solutions that work across all offerings to support the capabilities our customers’ business needs. These additional service offerings include:
Data Cloud. Data Cloud is our hyperscale, trusted data engine native to Salesforce. It brings a company’s disconnected, enterprise data into Salesforce to deliver an actionable, comprehensive, 360-degree view of a customer. With Data Cloud, teams across an organization are empowered with access to comprehensive data and insights about customers, including customer interactions with a company’s products and services, enabling organizations to deliver personalized customer experiences.

Using an open and extensible architecture that is core to the Einstein 1 Platform, Data Cloud leverages the power of Salesforce metadata to enable companies to ingest and federate data to power automation and analytics across multiple service offerings. By bringing together structured and unstructured data, Data Cloud offers fast and secure entry into AI for outcomes that are accurate, relevant and grounded with a company’s data.
Industries. Our industry vertical service offerings are suited to meet the needs of our customers across specific industries, such as financial services, healthcare and life sciences, manufacturing, automotive and government. They include out-of-the-box capabilities that leverage the full power of Salesforce and provide the speed and flexibility to keep up with changing times and customer demands, accelerating time to value.
Salesforce Starter. We offer Salesforce Starter, an all-in-one, easy-to-use solution for small- and medium-size businesses built on our Customer 360 platform that brings marketing, sales and service together to help small and growing businesses manage customer relationships, centralize key data, and grow more efficiently. With ease of purchase through self-serve and customized out-of-the-box features, Salesforce Starter helps customers increase productivity, save time and cut costs.
Business Benefits of Using Our Solutions
The key advantages of our solutions include the following:
•an industry-leading, AI-powered integrated CRM platform for business-to-business, business-to-consumer and business-to-employee for the all-digital, work-from-anywhere world;
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
•the ability to infuse trusted AI in the flow of work and create AI assistants that help make the customer experience more intelligent, automated and personalized, and employees more productive;
•the ability to collaborate easily with customers, employees, partners and systems;
•modern low-code and no-code tools powered by leading edge AI, which empowers developers and business users to create digital experiences and configure and automate business processes to fit the needs of any business, accelerating time to value;
•the ability to accelerate adoption and drive results with purpose-built, compliant tools and processes that deliver out-of-the-box functionality, security and interoperability; and
•an enterprise application marketplace and a community of over 21 million Trailblazers: passionate developers, admins and experts who use Salesforce to innovate and extend the platform with thousands of partner apps.
Our Business and Growth Strategy
We continue to expand in the growing addressable markets across all of our service offerings. We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and our industry-specific reach with more vertical software solutions. We orient our business strategy and invest for future growth by focusing on the following key priorities:
Expand relationships with existing customers. We see significant opportunities to deepen existing customer relationships through cross-selling and upselling our service offerings. For example, we continue to focus on driving multiple service offering adoption, which provides our customers with a one-stop-shop for their front-office business technology needs. As our customers realize the benefits of our entire suite of service offerings, we aim to upgrade the customers’ experience with new products and features and gain additional subscriptions by targeting new functional areas and business units. Finally, we aim to expand our relationships with existing customers through our additional support offerings.
Increase geographic reach. By extending our go-to-market capabilities globally, we aim to grow our business by selling to new customers in new regions. We will continue to pursue businesses of all sizes in most major markets globally. We also plan to continue to develop distribution channels through new and existing marketplaces and partners for our solutions around the globe and new go-to-market strategies. We continue to invest in our domestic and international operations and infrastructure to deliver the highest-quality service to our customers around the world.
Focus on industries and new products. As part of our growth strategy, we are delivering innovative and value-driven solutions in new categories based on our existing and potential customers’ needs. For example, we provide out-of-the-box solutions specifically built for customers in certain industries, such as financial services, healthcare and life sciences, manufacturing and more. In addition, through direct discussions and strategic engagements with our customers, we are able to deliver the innovations and enhancements that align with the needs of our customers. As a result of customer feedback, in fiscal 2024 we introduced the Einstein 1 platform, which allows our customers to connect data to build AI-powered apps with low-code and deliver entirely new CRM experiences, and we also introduced new industry clouds, including our Automotive or Professional Services industries.

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
Mergers and Acquisitions and Strategic Investments
We evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property to complement our organic innovation and advance the development of our Customer 360 Platform. Our evaluation seeks to ensure that any potential acquisition accelerates our Customer 360 strategy, represents an attractive customer opportunity, provides a pathway to effectively monetize the acquired products and drive significant operational efficiencies and presents a clear timeline for value accretion. Our acquisitions can range in size and complexity, from those that enhance or complement existing products and accelerate development of features to large-scale acquisitions that result in new service offerings. Our goal is to prioritize the use of our balance sheet, through cash and debt, to complete acquisitions.
We also manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and SIs. Our investments range from early to late stage companies, including investments made concurrent with a company’s initial public offering. We invest in companies that we believe are digitally transforming their industries, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives, including AI. We plan to continue making these types of strategic investments as opportunities arise that we find attractive, including investments in companies representing targeted businesses, technological initiatives and geographies. Our strategy includes growing our strategic investment portfolio, in part, by reinvesting proceeds from the sales of strategic investments.
Technology, Development and Operations
We primarily deliver our solutions as highly scalable cloud computing application and platform services on a multi-tenant technology architecture. Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate tenants who run in virtual isolation from each other. This approach allows us to spread the cost of delivering our services across our user base and scale our business faster than traditional software vendors while focusing our resources on building new functionality and enhancing existing offerings.
We have historically provided, and continue to provide, our services to our customers from infrastructure designed and operated by us but secured within third-party data center facilities. In combination with these third-party data center facilities, we also provide our services via cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking. We continue to invest and expand the deployment of Hyperforce, which allows our platform and applications to be delivered rapidly and reliably to locations worldwide and provides our customers autonomy and control over data residency.
Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our existing service offerings, as well as developing new features, functionality and services. We also remain focused on integrating businesses, services and technologies from acquisitions. Performance, functional depth, security, usability, ease of integration and configuration and sustainability of our solutions influence our technology decisions and product direction.
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
•vendors who offer software tailored to specific services, industries or market segments, as opposed to our full suite of service offerings including suppliers of traditional business intelligence and data preparation products, integration software vendors, marketing vendors or e-commerce solutions vendors;
•productivity tool and email providers, unified communications providers and consumer application companies that have entered the business software market; and
•traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services, as well as would-be customers who may develop enterprise applications for internal use.
We believe more companies may become competitive threats due to the attractiveness of the markets in which we operate. We also expect our competition to change and evolve as we expand into more markets, with new offerings.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal years 2024, 2023 or 2022. In addition, we do not have any material dependencies on any specific product, service or particular group or groups.
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
Our global customer support group responds to both business and technical inquiries about the use of our products via the web, telephone, email, social networks and other channels. We provide standard customer support during regular business hours to customers as part of our paying subscription editions. We also offer premier customer support that is either included in a premium success offering or sold for an additional fee, which can include services such as priority access to technical resources, developer support and system administration. In addition, we offer a premier priority support add-on that includes proactive monitoring, rapid incident response and instruction from a dedicated support team knowledgeable about the customer's specific enterprise architecture.
Sales and Marketing
We sell our services primarily through our direct sales force, which comprises telephone sales personnel based in regional hubs, field sales personnel based in territories close to their customers and self-service offerings.
To a lesser extent, we also utilize a network of partners who refer sales leads to us and assist in selling to prospects. This network includes global consulting firms, SIs and other partners. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers whom they refer. We continue to invest in developing additional distribution channels for our subscription services.
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
Intellectual Property
We rely on a combination of trademarks, copyrights, trade secrets, patents and contractual provisions to protect our proprietary technology and our brands. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information. We believe the duration of our patents is adequate relative to the expected lives of our service offerings. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting open source software or attracting and enabling our external development community. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms.
Human Capital Management
Salesforce is committed to a core set of values: trust, customer success, innovation, equality and sustainability. These core values are the foundation of our company culture, which we believe is fundamental to, and a competitive advantage in, our approach to managing our workforce. We believe our company culture fosters open dialogue, collaboration, recognition and a sense of belonging, all of which allow us to attract and retain the best talent, which is critical for our continued success. For example, our sales, engineering and customer success teams are critical to our ability to grow, innovate, and promote the trust and success of our customers.
We believe our efforts in managing our workforce have been effective. Our focus on our workplace environment and a strong company culture has led to recognition across the globe, as evidenced by the following awards: Ethisphere’s World’s Most Ethical Companies (2023 and for the 14th time), Fortune World's Most Admired Companies (2023 and for the ninth year in a row), Fortune 100 Best Companies to Work For (2023 and for the 14th year in a row), Fortune World’s Most Innovative Companies (2023, inaugural list), a score of 100 on the Human Rights Campaign Corporate Equality Index, (the seventh year in a row), a top-four Software company on the American Opportunity Index (2023) and Glassdoor Employees' Choice Best Place to Work in Canada, France, Germany, the United Kingdom and the United States (2022).
As of January 31, 2024, we had 72,682 employees, of which approximately 51 percent were located in the United States and 49 percent were located internationally and approximately 36 percent identified as women, 64 percent identified as men and less than one percent identified as non-binary or other. None of our employees in the United States are represented by a labor union. However, employees of certain foreign subsidiaries are represented by works councils.
We have continued to invest in equality, diversity and inclusion initiatives, development programs, employee engagement and ongoing communications and feedback. For additional information on our workforce, refer to our annual Stakeholder Impact Report, https://salesforce.com/stakeholder-impact-report. Some of our key human capital management initiatives are summarized below:
Equality, Diversity and Inclusion
Equality is a core value at Salesforce. We aim to create a workplace that reflects the diverse communities we serve and empowers our employees to succeed and perform at their best. Equality is deeply embedded in our culture and critical to our business. We believe values create value and strengthen our ability to grow the business, support employees and serve customers. Our 5-part equality strategy is to (1) advance representation, (2) focus on employee experience, (3) design our systems with equality at the center, (4) act with a global mindset and (5) engage all of our stakeholders across our ecosystem in the work we do. We are on a continuous journey to move closer to equality for all. In addition, we strive to align and accelerate our equality, diversity and inclusion initiatives and, beginning in fiscal 2023, all executive vice presidents, presidents and executive officers had a component of their incentive compensation plans tied to employee diversity measures.
Talent and Career Development
We offer our employees various talent development programs to create a culture of continuous learning. Learning and development opportunities include Trailhead, our learning platform available for all employees, in-person and virtual classes, guides, workbooks and more. We encourage our employees to seek personal and professional development opportunities with external organizations and offer yearly education reimbursement to employees who wish to continue job-related education from accredited institutions or organizations.

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
Our V2MOM and Code of Conduct
Alignment and consistent and clear communication are a key part of our employee engagement, especially as we continue to grow. Each year, we complete a corporate V2MOM, which is an internal management tool used to align the Company on our vision, values, methods, obstacles and measures for the upcoming year. All employees are then expected to complete their own V2MOM that aligns with the corporate V2MOM. In addition, our Code of Conduct reflects that our core values remain the foundation of the Company and directly impact our ability to deliver success. We expect all of our employees to commit to acting with integrity and treating others with compassion and respect.
Employee Engagement & Satisfaction
Our leadership strives for active engagement with our employees through a variety of channels, including all-company meetings and our daily newsletter, The Daily, allowing employees to stay connected with the business and new developments. Twice a year, our employees have an opportunity to complete a confidential survey that allows Salesforce to measure employee engagement, the health of our culture and how we are living up to our values. Our employee survey is an important employee listening tool and drives real change across the Company.
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
Our principal executive offices are located in San Francisco, California. Our principal address is Salesforce Tower, 415 Mission St., 3rd Floor, San Francisco, California 94105, and our primary website address is www.salesforce.com.

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

Financial Risks
•Downturns or upturns in new business, which may not be immediately reflected in our operating results because we generally recognize revenue from subscriptions for our services over the term of the subscription.
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
These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our Board of Directors (“Board”), Cybersecurity and Privacy Committee and executive management are regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as updates on cybersecurity events. We can provide no assurances that our security measures, including implemented systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, will provide absolute security or otherwise be effective or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
•frequent changes to, and growth in complexity of, the techniques used to breach, obtain unauthorized access to, or sabotage IT systems and infrastructure, including as a result of the increased use of AI technologies by bad actors, which are generally not recognized until launched against a target, and could result in our being unable to anticipate or implement adequate measures to prevent such techniques;
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
In the normal course of business, we are and have been the target of malicious cyberattack attempts and have experienced other security incidents. Although, to date, such identified security events have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, there can be no assurance that future cyberattacks will not be material or significant. Additionally, as our market presence grows, we may face increased risks of cyberattack attempts or security threats, and as AI technologies, including generative AI models, develop rapidly, threat actors may use these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against.
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers’ systems or data, including intellectual property and proprietary, sensitive or other confidential information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability. Further, there can be no assurance that our insurance coverage will be sufficient to cover the financial, legal, business, or reputational losses that may result from a cybersecurity incident or breach of our IT systems. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
For example, in April 2022, we learned a threat actor had obtained unauthorized access to several databases on Heroku, a Salesforce platform-as-a-service. The threat actor downloaded stored customer security credentials and passwords for logging into GitHub, a third-party code hosting service used by both Heroku and Heroku customers. The threat actor was also able to download passwords for a subset of customer user accounts and access the encryption key. While we do not believe this incident materially affected our business or financial results, there is no assurance that such circumstances or other similar incidents in the future could not result in a material adverse effect on our business.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
Because our services are complex and incorporate a variety of hardware, proprietary software, third-party and open-source software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Our customers may also use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. Across the industry, cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We may also encounter difficulties integrating acquired or licensed technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. As a result, our services may contain errors or defects resulting from the complexities of integrating new technologies.
We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could be the result of employee, contractor or other third-party acts or inaction, and could negatively affect our brand and reputation. We have experienced and may in the future experience defects in our products that created vulnerabilities that inadvertently permitted access to protected customer data. We can provide no assurance that such product defects or other vulnerabilities will not occur in the future that have a material adverse effect on our business or subject us to substantial liability. Vulnerabilities in open source or any proprietary or third-party product can persist even after security patches have been issued if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching was complete. In some cases, vulnerabilities may not be immediately detected, which may make it difficult to recover critical services and lead to damaged assets.

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
For many of our offerings, our production environment and customers’ data are replicated in a separate facility located elsewhere. Certain offerings, including some offerings of companies added through acquisitions, may be served through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of destruction or vandalism or similar misconduct, as well as local administrative actions (including shelter-in-place or similar orders), changes to legal or permitting requirements and litigation to stop, limit or delay operation. In addition, supply chain disruptions due to geopolitical developments in Europe may also lead to power disruptions in regions where our facilities are located. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of any of the foregoing events or risks, or a natural disaster or public health emergency, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems or operational failures at these facilities could result in lengthy interruptions in our services, and no assurance can be provided that any such interruptions would be remediated without significant cost or in a timely manner or at all.
The hardware, software, data and cloud computing platforms that we rely on, including, for example, the large language models leveraged in our AI offerings, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all.
As we scale our operations, the amount and type of information transferred on our offerings continues to evolve, including as a result of the deployment of AI technologies, and our infrastructure capacity requirements, including network capacity and computing power, may increase as a result. If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our reputation and business. As we add data centers and capacity and continue to move to cloud computing platform providers, we move or transfer our data and our customers’ data from time to time. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
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
Our ability to acquire other businesses or technologies, or integrate acquired businesses effectively, may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions in the technology sector. For example, several countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds of transactions involving foreign investments and acquisitions. Antitrust authorities in a number of countries have also reviewed acquisitions in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base, including through acquisitions, which has placed a strain on and in the future may stress the capabilities of our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments, including in human capital software, will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.
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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce in the wake of the COVID-19 pandemic, including our return to office and remote work policies, may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. Further, reductions in our real estate portfolio resulting from our Restructuring Plan may impede our ability to adequately accommodate employees returning to the office or future headcount growth. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services, particularly in times of general economic uncertainty. Additionally, due to our largely subscription-based business model, the long-term impact of the COVID-19 pandemic and recent economic uncertainty may not be fully reflected in our results of operations until future periods. It is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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

•treatment of revenue from international sources, evolving domestic and international tax environments and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding taxes in foreign jurisdictions;
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia, and ongoing conflicts, such as the war in Ukraine and the Israel-Hamas war;
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
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and technology services, as well as competition for sales executives, data scientists and operations personnel. We have experienced, and currently experience, challenges with significant competition in talent recruitment and retention, and may not in the future be successful in recruiting or retaining talent or achieving the workforce diversity goals we have set publicly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. Additionally, our compensation arrangements and benefits may not always be successful in attracting new employees or retaining and motivating our existing personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
In January 2023, we announced the Restructuring Plan, which was intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Restructuring Plan included a reduction of our workforce, which was substantially completed by the end of fiscal 2024, and select real estate exits and office space reductions within certain markets, which are expected to be completed by the end of fiscal 2026. In the fourth quarter of fiscal 2024, we initiated and substantially completed a further reduction of less than one percent of our workforce. The Restructuring Plan and recent workforce reduction, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key employees.
In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition, equality and a sense of family. As our organization has grown and expanded globally, and as our workplace plans have developed, including, for example, workforce and office space reductions enacted under the Restructuring Plan, we have in the past and may in the future find it increasingly difficult to maintain the beneficial aspects of our corporate culture globally, including managing the complexities of communicating with all employees. Any inability to maintain our corporate culture could negatively impact our ability to attract and retain employees, harm our reputation with customers, or negatively impact our future growth.
Any failure in the delivery of high-quality professional and technical support services related to our online applications may adversely affect our relationships with our customers and our financial results.
Our customers sometimes require highly skilled and trained service professionals to successfully implement our applications and depend on our support organization to resolve technical issues relating to our applications. Implementation services may be performed by us, our customers, a third party, or a combination thereof. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If customers are not satisfied with the quality and timing of work by us or a third party or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, our revenue recognition could be impacted and the customer’s dissatisfaction with the services received could negatively impact our ability to sell our other offerings to that customer or retain existing customers. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current or prospective customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services across our varying and diverse offerings. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality professional and technical support services, or a market perception that we do not maintain high-quality professional and technical support services, could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
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

•vendors who offer software tailored to specific services, industries or market segments, as opposed to our full suite of service offerings, including suppliers of traditional business intelligence and data preparation products, integration software vendors, marketing vendors or e-commerce solutions vendors;
•productivity tool and email providers, unified communications providers and consumer application companies that have entered the business software market; and
•traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services, as well as would-be customers who may develop enterprise applications for internal use.
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
We manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and system integrators. While we invest in companies that we believe are digitally transforming their industries, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives, we may still experience unforeseen brand or reputational harm associated with our investments. We may also experience challenges from regulatory authorities in connection with our investments, including from antitrust authorities who are increasingly scrutinizing technology investments, and which may lead to unforeseen expenditures or which may block, delay or impose undesirable conditions on transactions involving our investment portfolio. Our investments range from early to late stage companies, including investments made concurrent with a company’s initial public offering. Investments in early stage companies are inherently speculative, as these companies may not yet be revenue-generating and could still be in the process of developing their products and services at the time of our investment. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. All of our investments are subject to a risk of partial or total loss of invested capital.
We anticipate future volatility in our consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, geopolitical conflict, volatile public equity markets or unsettled global market conditions.
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
We are increasingly building AI into many of our offerings, including generative AI. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation will require additional investment in the licensing or development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. Moreover, the move from AI content classification to AI content generation through our development of Einstein GPT and other generative AI products brings additional risks and responsibility. Known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, including most recently with India’s Digital Personal Data Protection Act 2023, and as various jurisdictions introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. The introduction of numerous new pieces of EU legislation related to the use of data, including in the DSA, the Data Act and AI Act, may impose additional rules and restrictions on the use of the data in our products and services.
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
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses (“SCCs”) as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have recently adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may continue to be inclined to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers and the cost and complexity of providing our services in certain markets may increase. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.
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
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. For example, in 2020 we were made a party to a legal proceeding brought by a Dutch privacy advocacy group (the Privacy Collective) on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. In December 2021, the Amsterdam District Court declared the Privacy Collective’s claims against us inadmissible and dismissed the case, however, this ruling was appealed by the Privacy Collective. The appeal hearing took place in the Amsterdam Court of Appeal on February 8, 2024 and we are currently awaiting judgment. We were also named as a defendant in a similar lawsuit brought in the UK, which has subsequently been dismissed. Although we believe we have a strong defense for these claims, these or similar future claims could cause reputational harm to our brand or result in liability. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of privacy regulations, which could require our cooperation and increase the cost of compliance with the imposed regulations.
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
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing, AI services and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. In the United States, a cybersecurity Executive Order released in May 2021 may heighten future compliance and incident reporting standards in order to obtain certain public sector contracts. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry Data Security Standards, may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results.
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
In addition, we have in the past been, and may in the future be, sued by third parties who seek to target us for actions taken by our customers, including through the use or misuse of our products. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe we have a strong defense for these claims, such claims could cause reputational harm to our brand or result in liability.
Our exposure to risks associated with various claims, including claims related to the use of intellectual property as well as securities and related stockholder derivative claims, may be increased as a result of acquisitions of other companies. For example, we are subject to ongoing securities class action litigation and related stockholder derivative claims brought against Slack that remain outstanding, and as to which we may ultimately be subject to liability or settlement costs. Additionally, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to acquired companies or technologies. In addition, third parties have made claims in connection with our acquisitions and may do so in the future, and they may also make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
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
Our contracts with federal, state, local and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are from time to time subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.
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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of ongoing conflicts, such as the war in Ukraine and the Israel-Hamas war, the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. Additionally, if sales through indirect channels increase, this may lead to greater difficulty in forecasting revenue and anticipated rate of growth. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. If we are not able to provide continued operating margin expansion, our business could be harmed and the market price of our common stock could decline.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. Such developments, for example, may include certain new provisions introduced by the Inflation Reduction Act, certain Organization for Economic Co-operation and Development’s proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to macroeconomic factors and tax revenue needs may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
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
As of January 31, 2024, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of January 31, 2024, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition.
In addition to the outstanding and potential debt obligations above, we have also recorded substantial liabilities associated with noncancellable future payments on our long-term lease agreements. We also have significant other contractual commitments, including leases that have not yet commenced and commitments with infrastructure service providers, which are not reflected on our consolidated balance sheets.
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
Our quarterly results are likely to fluctuate. Fluctuations have occurred due to known and unknown risks, such as the global economic impact of ongoing conflicts, including the war in Ukraine and the Israel-Hamas war, and rising interest rates. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically in the past been our largest collections and operating cash flow quarter.
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
•our ability to execute and realize benefits from the Restructuring Plan and other workforce reductions, or any similar actions taken in the future;
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
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

•variations in our operating results, including operating margin, earnings per share, cash flows from operating activities, unearned revenue, remaining performance obligation, year-over-year growth rates for individual service offerings and other financial and non-financial metrics, and how those results compare to analyst expectations;
•variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;
•forward-looking guidance to industry and financial analysts related to, for example, future revenue, current remaining performance obligation, cash flows from operating activities, operating margin and earnings per share, the accuracy of which may be impacted by various factors, many of which are beyond our control, including general economic and market conditions and unanticipated delays in the integration of acquired companies as a result of regulatory review;
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
•the declaration of a dividend, or any increases or decreases to a previously declared dividend program;
•the inability to conclude that our internal controls over financial reporting are effective;
•changes to our credit ratings; and
•ESG and other issues impacting our reputation.
In addition, if the market for technology stocks or the greater securities market in general experience uneven investor confidence, the market price of our common stock has and could in the future decline for reasons unrelated to our business, operating results or financial condition, including as a reaction to events that affect other companies within, or outside, our industry. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, such as the securities litigation against Slack that was brought before our acquisition. Such litigation, whether against Salesforce or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.
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
•permit the Board to establish the number of directors;

•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the Board is expressly authorized to make, alter or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.
There can be no assurance that we will continue to declare cash dividends in any particular amounts, or at all.
On February 28, 2024, we announced a quarterly dividend policy and the declaration of our first-ever cash dividend. Whether we pay cash dividends, as well as the rate at which we pay cash dividends, in the future is subject to continued capital availability, general economic and market conditions, applicable laws and agreements and our Board continuing to determine that the declaration of dividends is in the best interests of the Company and its stockholders. The declaration and payment of any dividend may be discontinued at any time and dividend amounts may be reduced at any time. A discontinuation of or reduction in our dividend payments could have a negative effect on our stock price.

General Risks
Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as war in Ukraine and the Israel-Hamas war, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; and have reduced and may in the future reduce the value and duration of customer subscription contracts or cause our customers to seek to modify their existing subscription contracts. All of these risks and conditions could materially adversely affect our future sales, attrition rates and operating results.
Natural disasters and other events beyond our control have in the past and may in the future materially adversely affect us.
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, the business operations of third-party providers or suppliers that we rely on to conduct our business and the business operations of our customers are subject to interruption by natural disasters, fire, power shutoffs or shortages, actual or threatened public health emergencies and other events beyond our control. For example, the occurrence of regional epidemics or a global pandemic, such as COVID-19, and related public health measures have in the past and may in the future materially affect how we and our customers operate our businesses, as well as our operating results and cash flows. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct earthquake-related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially and adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with climate-related events. These events in turn have impacts on inflation risks, food security, water security (including for water availability for data center cooling) and on our employees’ health and well-being. Furthermore, it is more difficult to mitigate the impact of these events on our employees working remotely or at client sites. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with investors, suppliers and customers, our financial performance or our ability to recruit and retain talent.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
As a global leader in CRM technology, our services involve the storage and transmission of our customers’ and our customers’ customers’ data. As such, we have in the past been, and likely will in the future be, the target of cybersecurity threats and other efforts to breach or compromise our services and underlying infrastructure. With trust as our foremost value and the foundation of everything we do, we recognize the importance of maintaining the safety and security of our systems and data, as our customers trust our technology to deliver the highest levels of security, privacy, performance, compliance and availability at scale.
Management is responsible for the day-to-day administration of the Company’s cybersecurity policies, processes, practices and risk management. The Board, including through its dedicated Cybersecurity and Privacy committee (the “Committee”), oversees the various cybersecurity risks facing the Company and the Company’s efforts to mitigate those risks.
During the last fiscal year, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected the Company, including its business strategy, results of operations, or financial condition. However, we face ongoing and increasing cybersecurity risks, including from bad actors that are becoming more sophisticated and effective over time, as well as a result of potential defects or disruptions in our or our customers’ services. If realized, these risks are reasonably likely to materially affect the Company. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”
Cybersecurity Risk Management and Strategy
When a company purchases our service offerings, they gain a trusted digital advisor who will work together with them in efforts to protect customer data. We aim to provide the most secure and compliant enterprise cloud platform on the market and we work to build trust and in-depth defense into all of our systems. Among other things, we employ a diverse, experienced team of cybersecurity professionals, engage in community events and offer free online cybersecurity incident prevention training to enable our customers to focus on their business, knowing their data is safe and accessible as needed.
We seek to address material cybersecurity risks through a company-wide approach that assesses, ranks and prioritizes cybersecurity threats, vulnerabilities and issues as they are identified to maintain the confidentiality, integrity and availability of our information systems and the information that we collect and store. The Company’s cybersecurity policies, standards, processes and practices are informed by recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and an array of other applicable standards-setting bodies, which are integrated into a broader risk management framework and related processes. We also hold various security-related industry certifications and attestations that have been validated by external auditors, including SOC 1, SOC 2, SOC 3, ISO 27001, 27017 and 27018, CSA STAR and others.
Leveraging threat intelligence and other signals, the Company undergoes periodic testing, audits and reviews of its policies, standards, processes and practices to identify, assess and address cybersecurity risks and events. The Company also undergoes routine internal and external penetration testing. The results of such tests and assessments are evaluated by management and periodically reported to the Committee. The Company further adjusts its cybersecurity policies, standards, processes and practices based on these results. The Company also publishes attestations of its various certifications, audits, and penetration tests on its global compliance webpage.
Board Oversight and Governance
As mentioned above, the Board established the Committee to provide dedicated oversight of cybersecurity-related management, strategy, initiatives, risks, threats and remediation activities. The Committee receives regular presentations, reports and updates from the Company’s Chief Trust Officer (“CTrO”) and other members of management on developments regarding the Company’s cybersecurity program, broader cybersecurity trends, evolving industry standards, the threat environment and other topics. After each quarterly meeting of the Committee, the Board receives a report from the Chair of the Committee with an update on the Company’s oversight of cybersecurity risks and mitigation efforts. The Committee also receives periodic reports from an experienced outside consultant with information security expertise providing insights on key focus areas to aid in the Committee’s oversight of the Company’s cybersecurity program.
The Company’s processes also allow for the Board and the Committee to be informed of key cybersecurity risks outside the regular reporting schedule. While regular meetings of the Committee are scheduled on a quarterly cadence, the Committee is authorized to meet with management or individual directors at any time it deems appropriate to discuss matters relevant to the Committee. The Company’s policy is for the Board and the Committee to receive prompt and timely information regarding any cybersecurity risk (including any incident) that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk.
Management Oversight and Governance
The CTrO, reporting to the Company’s Chief Engineering Officer (“C/E”), is responsible for designing and implementing a security program and strategy based on the mandate provided by the Board and senior management. The CTrO has extensive experience in the management of cybersecurity risk management programs, having served in various leadership roles in information technology and information security for over 15 years, including serving as the Chief Security Officer of two other large public technology companies. He also holds an undergraduate and master’s degree in computer science. We believe the Company’s business leaders, including our CEO, CFO, C/E and CLO, who have experience managing cybersecurity risk at the Company and at similar companies, have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.
The CTrO, in coordination with other members of senior management, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company are tasked with addressing cybersecurity threats and responding to cybersecurity incidents. Through ongoing communications with these teams, the CTrO and senior management are informed promptly about, and monitor the prevention, detection, investigation, mitigation and remediation of, cybersecurity threats. These teams are expected to operate pursuant to documented plans and playbooks that include processes for escalation of incidents to leadership and to the Committee and Board, as appropriate, based on the severity level of an incident. In addition, the Company periodically consults with outside advisors and experts to assist with assessing, identifying and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk management environment.
Specifically, management implements the Company’s cybersecurity and risk management strategy across several areas:
•Identification and Reporting. The Company has implemented a robust, cross-functional approach to identifying, assessing and managing cybersecurity threats and risks. The Company’s program includes controls and procedures designed to properly identify, classify, and escalate cybersecurity risks to provide management with visibility and prioritization of risk mitigation efforts and to publicly report material cybersecurity incidents when appropriate.
•Threat Intelligence. The Company maintains a Threat Intelligence team focused on profiling, intelligence collection, and threat analysis supporting the Company’s ongoing efforts to identify, assess and manage cybersecurity threats. The team’s input supports both near-term response to cybersecurity events, and long-term strategic planning and development of the Company’s cybersecurity risk management framework.
•Technical Safeguards. The Company implements technical safeguards that are designed to protect both the Company’s service offerings and other information systems we control from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, vulnerability management, encryption processes and access controls, all of which are periodically evaluated and improved through risk and control assessments and in response to cybersecurity threat intelligence as well as outside audits and certifications.
•Incident Response and Recovery Planning. The Company has established and maintains robust incident response, business continuity and disaster recovery plans designed to address the Company’s response to a cybersecurity incident, including the public disclosure and reporting of material incidents in a timely manner. These plans and procedures serve to guide and document a rigorous incident response program that reflects the roles of an array of stakeholders, including personnel providing technical, operational, engineering, legal and other perspectives across the Company. The Company conducts regular tabletop exercises involving multiple operational teams, including senior management, to test these plans and to familiarize personnel with their roles in a response scenario.
•Third-Party Risk Management. The Company maintains a robust, risk-based approach to identifying and overseeing cybersecurity threats presented by certain third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a significant cybersecurity incident affecting those third-party systems.
•Education and Awareness. The Company regularly provides employee training on security-related duties and responsibilities, including knowledge about how to recognize security incidents and how to proceed if an actual or suspected incident should occur. This training is mandatory for employees across the Company, and is intended to provide the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. The Company maintains several plans designed to prepare the Salesforce Security Response Center (SSRC) with the proper training, processes and capabilities needed to effectively respond to incidents.
ITEM 2.    PROPERTIES
As of January 31, 2024, our executive and principal offices for sales, marketing, professional services, development and administration consisted of approximately 0.9 million square feet of leased and owned property in San Francisco. Excluded from this amount is approximately 2.0 million square feet of leased and owned property in San Francisco that is currently leased to others, or available for lease, as we continued office space reductions in fiscal 2024.
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
For more information regarding legal proceedings see Note 14 “Legal Proceedings and Claims” to the consolidated financial statements in Item 8 of Part I.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our current executive officers as of February 29, 2024 (in alphabetical order):

Name	Age	Position
Marc Benioff	59	Chair of the Board, CEO and co-Founder
Parker Harris	57	Director, Chief Technology Officer, Slack and co-Founder
Miguel Milano	55	President and Chief Revenue Officer
Brian Millham	54	President and Chief Operating Officer
Sabastian Niles	44	President and Chief Legal Officer
Sundeep Reddy	51	Executive Vice President and Chief Accounting Officer
Srinivas Tallapragada	54	President and Chief Engineering Officer
Amy Weaver	56	President and Chief Financial Officer
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
Parker Harris has served as a Director since August 2018 and as Chief Technology Officer of Slack since January 2024. Mr. Harris co-founded Salesforce in February 1999 and has served in senior technical positions since inception, including Chief Technology Officer from September 2016 to January 2024 and Executive Vice President, Technology from December 2004 to February 2013. Prior to Salesforce, Mr. Harris co-founded Left Coast Software, a Java consulting firm, and served as its Vice President from October 1996 to February 1999. Mr. Harris received his B.A. in English Literature from Middlebury College.
Miguel Milano has served as our President and Chief Revenue Officer since August 2023. Prior to rejoining Salesforce, Mr. Milano served as Co-Owner and Chief Revenue Officer at Celonis, a German data processing company, from April 2020 to July 2023. Previously, Mr. Milano served in various international sales leadership roles at Salesforce from 2011 to 2020, including President, International (EMEA, APAC and LACA) from August 2018 to March 2020. Prior to that, Mr. Milano held various leadership positions at Oracle Corporation, i2 Technologies, Telefónica and McKinsey & Company. Mr. Milano received his B.S. and M.S.E. in Electrical Engineering from the Polytechnic University of Catalonia and M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.
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
Sabastian Niles has served as our President and Chief Legal Officer since July 2023. He oversees Salesforce’s global legal and corporate affairs organization, including government affairs and the office of ethical and humane use of technology. Prior to joining Salesforce, Mr. Niles was a Partner at Wachtell, Lipton, Rosen & Katz, where he practiced law from September 2006 to July 2023. Mr. Niles received his B.S., B.A. and B.S. in Finance, Economics and Decision & Information Sciences, respectively, from the University of Maryland and J.D. from Harvard Law School.
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

PART II. OTHER INFORMATION
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “CRM.”
Dividend Policy
Prior to February 2024, we had never declared or paid any cash dividends on our common stock. On February 28, 2024, we announced a quarterly dividend policy and the declaration of our first-ever cash dividend. This cash dividend of $0.40 per share of the Company’s outstanding common stock will be paid on April 11, 2024 to stockholders of record as of the close of business on March 14, 2024.
The payment of future cash dividends is subject to future declaration by our Board, which will be based in part on continued capital availability, general economic and market conditions, applicable laws and agreements and our Board continuing to determine that the declaration of dividends is in the best interests of the Company and its stockholders.
Stockholders
As of January 31, 2024, there were 387 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer"), the Nasdaq 100 Index and the Dow Jones Industrial Average for each of the last five fiscal years ended January 31, 2024, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer, Nasdaq 100 Index and Dow Jones Industrial Average assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of Salesforce, Inc.
DOLLARS
350
300
250
200
150
100
50
Fiscal 2019
Fiscal 2020
Fiscal 2021
Fiscal 2022
Fiscal 2023
Fiscal 2024
Salesforce
S&P 500 Index
Nasdaq Computer
Nasdaq 100 Index
Dow Jones Industrial Average

	1/31/2019	1/31/2020	1/31/2021	1/31/2022	1/31/2023	1/31/2024
Salesforce	$100	$120	$148	$153	$111	$185
S&P 500 Index	100	119	137	167	151	179
Nasdaq Computer	100	144	210	264	204	317
Nasdaq 100 Index	100	130	187	216	175	248
Dow Jones Industrial Average	100	113	120	141	136	153
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended January 31, 2024 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2023	3	$217.99	3	$9,432
December 2023	2	$258.80	2	$8,899
January 2024	2	$269.84	2	$8,326
Total	7		7
(1)    In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock (the “Share Repurchase Program”). In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $20.0 billion. In February 2024, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $30.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
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
The following section generally discusses fiscal 2024 and 2023 items and year-to-year comparisons between fiscal 2024 and 2023, as well as certain fiscal 2022 items. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Our Customer 360 platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth, teams can be more responsive, productive and efficient, deliver intelligent, personalized experiences across every channel and increase productivity. With Slack, we provide a digital headquarters where companies, employees, governments and stakeholders can create success from anywhere. We continue to invest for growth, including investing in generative AI across all products, which we believe will change how our customers help their customers, and continuously look to expand our leadership role in the cloud computing industry.
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
In addition to our focus on top line growth levers, we are also focused on reducing our operating expenses to improve our operating margin. For example, in January 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Restructuring Plan included a reduction of our workforce by approximately ten percent and office space reductions within certain markets, both of which were substantially complete as of the first quarter of fiscal 2024. In addition to the Restructuring Plan, we continue to focus on evaluating and operationalizing future programs to further our transformational efforts, including an additional focused workforce reduction that was initiated and substantially completed in the fourth quarter of fiscal 2024. We have started to see improvements in our operating expenses across all operating categories, with the most opportunity in sales and marketing expense and general and administrative expenses. Over the long term, we expect to see additional operating expense improvements, which could include various restructuring initiatives to drive operational efficiencies.
Highlights from Fiscal 2024
•Revenue: For fiscal 2024, revenue was $34.9 billion, an increase of 11 percent year-over-year.
•Income from Operations: For fiscal 2024, income from operations was $5.0 billion as compared to $1.0 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 14 percent for the fiscal year ended January 31, 2024 compared to approximately three percent for the same period in the prior year.
•Earnings per Share: For fiscal 2024, diluted earnings per share was $4.20 as compared to diluted earnings per share of $0.21 from a year ago.
•Cash: Cash provided by operations for fiscal 2024 was $10.2 billion, an increase of 44 percent year-over-year. Total cash, cash equivalents and marketable securities as of January 31, 2024 was $14.2 billion.

•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of January 31, 2024 was approximately $56.9 billion, an increase of 17 percent year-over-year. Current remaining performance obligation as of January 31, 2024 was approximately $27.6 billion, an increase of 12 percent year-over-year.
•Share Repurchase Program: During the fiscal year ended January 31, 2024, we repurchased approximately 36 million shares of our common stock for approximately $7.7 billion.
•Restructuring: For fiscal 2024, we incurred approximately $988 million in costs related to our restructuring activities, primarily related to the Restructuring Plan.
We continue to see the impact of macroeconomic factors and the more measured buying behavior of our customers on our business and our customers’ businesses in ways that are difficult to isolate and quantify. Throughout fiscal 2024, we continued to experience elongated sales cycles, additional deal approval layers and deal compression. Slower growth in new and renewal business, particularly if sustained, impacts our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations minimally impacted revenues in the fiscal year ended January 31, 2024 and our current remaining performance obligation was negatively impacted by one percent as of January 31, 2024 compared to what we would have reported as of January 31, 2023 using constant currency rates. During fiscal 2023, the United States Dollar strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling and Japanese Yen. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 93 percent of our total revenues for fiscal 2024.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term and perpetual licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year licenses can impact the amount of revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for fiscal 2024.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. Beginning in the first quarter of fiscal 2024, we included Mulesoft and Tableau in our attrition calculation. As of January 31, 2024, our attrition rate, excluding Slack, was approximately eight percent.

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
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, employee-related costs such as salaries and benefits, and allocated overhead. Our cost of subscription and support revenues also includes amortization of certain acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts. Also included in the cost of subscription and support revenues are expenses incurred supporting the free user base of Slack, including third-party hosting costs and employee-related costs, including stock-based compensation expense, specific to customer experience and technical operations.
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
Research and Development
Research and development expenses consist primarily of salaries and related expenses, including stock-based compensation expense for our engineering staff associated with product development, as well as allocated overhead.

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
Our marketing and sales expenses include amortization of certain acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s trade names, customer lists and customer relationships.
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
Restructuring
Restructuring, primarily related to the Restructuring Plan, consists of charges related to employee transition, severance payments, employee benefits and stock-based compensation as well as exit charges associated with office space reductions. The actions associated with the employee restructuring under the Restructuring Plan, as well as the workforce reduction initiated in the fourth quarter of fiscal 2024, are substantially complete. The actions associated with the real estate restructuring under the Restructuring Plan are expected to be fully complete in fiscal 2026. Restructuring excludes allocated overhead.
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
We allocate the transaction price to each performance obligation on a relative standalone selling price ("SSP") basis. The SSP is the price at which we would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy and historical and current sales and contract prices. In instances where we do not sell or price a product or service separately, we maximize the use of observable inputs by using information that may include market conditions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.
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
Strategic Investments. Accounting for strategic investments in privately held debt and equity securities in which we do not have a controlling interest or significant influence requires us to make significant estimates and assumptions. Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and these valuations require our judgment due to the absence of market prices and inherent lack of liquidity. The carrying values of our privately held equity securities are adjusted if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value for these investments, we utilize the most recent data available and apply valuation methods, including the market approach and option pricing models (“OPM”), adjusted to reflect the specific rights and preferences of the classes of securities we hold. Such information available to us from investee companies is supplemented with estimates such as volatility and expected time to liquidity.
We assess the privately held debt and equity securities in our strategic investment portfolio for impairment quarterly. Our impairment analysis encompasses an assessment of both qualitative and quantitative analyses of key factors including the investee’s financial metrics, market acceptance of the product or technology, and the rate at which the investee is using its cash. Depending on our contractual rights as an investor, investee specific information available to us to make this assessment may be limited or may be available on a delayed basis. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.
The particular privately held debt and equity securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in the value of that overall company. An immediate decrease of ten percent in the enterprise values of our largest privately held equity securities, representing 37 percent of our total strategic investments as of January 31, 2024, could result in a $107 million reduction in the value of our investment portfolio.
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

4	Fiscal Year Ended January 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Subscription and support	$32,537	93%	$29,021	93%	$24,657	93%
Professional services and other	2,320	7	2,331	7	1,835	7
Total revenues	34,857	100	31,352	100	26,492	100
Cost of revenues (1)(2):
Subscription and support	6,177	18	5,821	19	5,059	19
Professional services and other	2,364	7	2,539	8	1,967	8
Total cost of revenues	8,541	25	8,360	27	7,026	27
Gross profit	26,316	75	22,992	73	19,466	73
Operating expenses (1)(2):
Research and development	4,906	14	5,055	16	4,465	17
Marketing and sales	12,877	37	13,526	43	11,855	44
General and administrative	2,534	7	2,553	8	2,598	10
Restructuring	988	3	828	3	0	0
Total operating expenses	21,305	61	21,962	70	18,918	71
Income from operations	5,011	14	1,030	3	548	2
Gains (losses) on strategic investments, net	(277)	(1)	(239)	(1)	1,211	5
Other income (expense)	216	1	(131)	0	(227)	(1)
Income before provision for income taxes	4,950	14	660	2	1,532	6
Provision for income taxes	(814)	(2)	(452)	(1)	(88)	(1)
Net income	$4,136	12%	$208	1%	$1,444	5%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Fiscal Year Ended January 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Cost of revenues	$978	3%	$1,035	3%	$897	3%
Marketing and sales	891	2	916	3	727	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Fiscal Year Ended January 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Cost of revenues	$431	1%	$499	2%	$386	1%
Research and development	972	3	1,136	3	918	4
Marketing and sales	1,062	3	1,256	4	1,104	4
General and administrative	299	1	368	1	371	1
Restructuring	23	0	20	0	0	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	January 31, 2024	January 31, 2023
Cash, cash equivalents and marketable securities	$14,194	$12,508
Unearned revenue	19,003	17,376
Remaining performance obligation	56.9	48.6
Principal due on our outstanding debt obligations (1)	9,500	10,682
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Fiscal Year Ended January 31, 2024 and 2023
Revenues

	Fiscal Year Ended January 31,		Variance
(in millions)	2024	2023	Dollars	Percent
Subscription and support	$32,537	$29,021	$3,516	12%
Professional services and other	2,320	2,331	(11)	0%
Total revenues	$34,857	$31,352	$3,505	11%
The increase in subscription and support revenues for fiscal 2024 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term software licenses, which are recognized at a point in time, represented approximately seven percent and six percent of total subscription and support revenues for fiscal 2024 and 2023, respectively. Subscription and support revenues accounted for approximately 93 percent of our total revenues for fiscal 2024 and 2023.
The decrease in professional services and other revenues was due primarily to less demand for larger, multi-year transformation engagements and, in some cases, delayed projects. These trends may continue in the near term.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2024	As a % of Total Subscription and Support Revenues	2023	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$7,580	23%	$6,831	24%	11%
Service	8,245	25	7,369	25	12
Platform and Other	6,611	21	5,967	20	11
Marketing and Commerce	4,912	15	4,516	16	9
Integration and Analytics (1)	5,189	16	4,338	15	20
Total	$32,537	100%	$29,021	100%	12%
(1) In the fourth quarter of fiscal year 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes Mulesoft and Tableau.
Our industry vertical service offerings revenue is included in one of the above service offerings depending on the primary service purchased.

Integration and Analytics subscription and support revenues include revenues from term software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Integration and Analytics to experience greater volatility in revenues period to period compared to our other service offerings. Additionally, as we transition customers within the Integration and Analytics offering from term software licenses to subscription based services, revenue associated with such customers will generally be recognized ratably over the contract term, which we expect may result in potentially less revenue in the period the customer transitions but potentially increasing revenues over the remaining term.
Revenues by Geography

	Fiscal Year Ended January 31,
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Growth Rate
Americas	$23,289	67%	$21,250	68%	10%
Europe	8,128	23	7,163	23	13
Asia Pacific	3,440	10	2,939	9	17
Total	$34,857	100%	$31,352	100%	11%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was due primarily to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. During fiscal 2024, revenues outside of the Americas were minimally impacted by foreign currency fluctuations compared to fiscal 2023.
Cost of Revenues

	Fiscal Year Ended January 31,				Variance Dollars
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues
Subscription and support	$6,177	18%	$5,821	19%	$356
Professional services and other	2,364	7%	2,539	8%	(175)
Total cost of revenues	$8,541	25%	$8,360	27%	$181
For fiscal 2024, the increase in cost of revenues in absolute dollars was primarily due to an increase in enterprise cloud computing services and data center capacity, which was partially offset by a reduction of third-party expenses. The cost of revenues as a percentage of total revenues during fiscal 2024 decreased by two percent from the same period a year ago due to a decrease in relative employee-related costs, including stock-based compensation expense, as well as reduced third-party expenses. Our cost of revenues headcount decreased by two percent during fiscal 2024 driven by the Restructuring Plan.
We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may adversely affect our cost of revenues as a percentage of revenues in the near term due to fluctuations in demand for our service offerings.
Operating Expenses

	Fiscal Year Ended January 31,				Variance Dollars
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues
Research and development	$4,906	14%	$5,055	16%	$(149)
Marketing and sales	12,877	37	13,526	43	(649)
General and administrative	2,534	7	2,553	8	(19)
Restructuring	988	3	828	3	160
Total operating expenses	$21,305	61%	$21,962	70%	$(657)
For fiscal 2024, the decrease in research and development expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. However, at the end of fiscal 2024, we began to invest in incremental AI resources to accelerate further growth and as a result our research and development headcount increased by five percent during fiscal 2024.

We expect that research and development expenses will likely remain consistent as a percentage of revenue in the near term as we continue to invest in technology to support the development of new, and improve existing, technologies, including our AI technologies and our Data Cloud service offering, and the integration of acquired technologies combined with our anticipated revenue growth in line with these incremental expenses.
For fiscal 2024, the decrease in marketing and sales expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our marketing and sales headcount decreased by 14 percent during fiscal 2024 driven by our restructuring initiatives and our hiring pause that was in effect during fiscal year 2024.
We expect that marketing and sales expenses will likely decrease as a percentage of revenues in the near term as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity.
For fiscal 2024, the decrease in general and administrative expenses in absolute dollars and as a percentage of revenue was primarily due to a decrease in employee-related costs, including stock-based compensation expense. Our general and administrative headcount decreased by 20 percent during fiscal 2024 driven by the Restructuring Plan and our hiring pause that was in effect during fiscal year 2024.
We expect that general and administrative expenses will likely decrease as a percentage of revenues in the near term as we continue to invest in process efficiency initiatives.
In fiscal 2024, approximately $988 million of costs were incurred related to our restructuring initiatives, of which approximately $541 million relates to employee transition, severance payments, employee benefits and stock-based compensation expense and $447 million relates to exit charges associated with office space reductions. We do not expect to incur significant additional charges in connection with our initiatives in the near term.
Other Income and Expenses

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2024	2023
Losses on strategic investments, net	$(277)	$(239)	$(38)
Other income (expense)	216	(131)	347
Losses on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments including impairments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity or debt investments, as well as high public equity market volatility. In fiscal 2024 these factors resulted in impairments on privately held equity and debt securities of $466 million, partially offset by $119 million in unrealized gains on privately held equity securities.
Other income (expense) primarily consists of interest income on our marketable securities portfolio, which is partially offset by interest expense on our debt as well as our finance leases. Other income (expense) increased primarily due to an increase in investment income from rising interest rates.
Benefit From (Provision For) Income Taxes

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2024	2023
Benefit from (provision for) income taxes	$(814)	$(452)	$(362)
Effective tax rate	16%	68%
We recorded a tax provision of $814 million on pretax income of $5.0 billion for fiscal 2024. Our tax provision increased from a year ago primarily due to higher pretax income. Our effective tax rate decreased from a year ago primarily due to discrete benefits from foreign tax credits attributable to recent IRS notices. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including acquisitions, changes to our operating structure and other macroeconomic factors.
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

Fiscal Year Ended January 31, 2023 and 2022
For a discussion of the year ended January 31, 2023 compared to the year ended January 31, 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2023.
Liquidity and Capital Resources
At January 31, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $14.2 billion and accounts receivable of $11.4 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of January 31, 2024, provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.
Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted non-cancelable subscription agreements, which are not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt maintenance needs over the next 12 months.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For fiscal 2024, 2023 and 2022 our cash flows were as follows (in millions):

4	Fiscal Year Ended January 31,
	2024	2023	2022
Net cash provided by operating activities	$10,234	$7,111	$6,000
Net cash used in investing activities	(1,327)	(1,989)	(14,536)
Net cash provided by (used in) financing activities	(7,477)	(3,562)	7,838
Operating Activities
The net cash provided by operating activities during fiscal 2024 was primarily comprised of net income of $4.1 billion, adjusted for non-cash items, including $4.0 billion of depreciation and amortization and $2.8 billion of stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during fiscal 2024 was further benefited by the change in unearned revenue of $1.6 billion, partially offset by the changes in accounts receivable, net of $659 million and the change in accounts payable and accrued expenses and other liabilities of $478 million. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
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
Investing Activities
The net cash used in investing activities during fiscal 2024 was primarily related to capital expenditures of $736 million, net outflows from strategic investment activity of $388 million, and net outflows related to marketable securities activity of $121 million.

The net cash used in investing activities during fiscal 2023 was primarily related to capital expenditures of $798 million, net outflows of $557 million from marketable securities activity, cash consideration for acquisitions of approximately $439 million and net outflows of $195 million from strategic investment activity.
Financing Activities
Net cash used in financing activities during fiscal 2024 consisted primarily of $7.6 billion from repurchases of common stock and $1.2 billion related to repayments of debt, partially offset by $2.0 billion from proceeds from equity plans.
Net cash used in financing activities during fiscal 2023 consisted primarily of $4.0 billion from repurchases of common stock partially offset by $861 million from proceeds from equity plans.
Debt
As of January 31, 2024, we had senior unsecured debt outstanding, with maturities starting in July 2024 and extending through July 2061 with a total carrying value of $9.4 billion, of which $1.0 billion was related to the 2024 Senior Notes due in the next 12 months. We were in compliance with all debt covenants as of January 31, 2024.
In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of January 31, 2024. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition. In April 2022 and May 2023, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
In August 2022, the Board authorized a program to repurchase up to $10.0 billion of our common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. In February 2023, the Board authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorization of $20.0 billion. During the fiscal years ended January 31, 2024 and 2023, we repurchased approximately 36 million and 28 million shares of our common stock for approximately $7.7 billion and $4.0 billion at an average cost of $210.30 and $144.94 per share, respectively. All repurchases were made in open market transactions. As of January 31, 2024, we were authorized to purchase a remaining $8.3 billion of the Company’s common stock under the Share Repurchase Program. In February 2024, the Board authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorization of $30.0 billion. Subsequent to January 31, 2024, we have paid approximately $0.5 billion through February 29, 2024 for additional shares under the Share Repurchase Program.
The Inflation Reduction Act introduced a new one percent excise tax imposed on certain stock repurchases made after December 31, 2022. The excise tax is assessed on an annual fiscal year basis, reported and paid in the subsequent year. It was applicable to stock repurchases made in fiscal 2024 and impacted in fiscal 2025 by factors such as the Company’s share price. Any excise tax for fiscal 2024 will impact financing cash flows.
Cash Dividend
On February 28, 2024, we announced a quarterly dividend policy and the declaration of our first-ever cash dividend. This cash dividend of $0.40 per share of the Company’s outstanding common stock will be paid on April 11, 2024 to stockholders of record as of the close of business on March 14, 2024.
The payment of future cash dividends is subject to future declaration by our Board, which will be based in part on continued capital availability, general economic and market conditions, applicable laws and agreements and our Board continuing to determine that the declaration of dividends is in the best interests of the Company and its stockholders.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of January 31, 2024, the future non-cancelable minimum payments under these commitments were approximately $4.6 billion, with payments of $1.0 billion due in the next 12 months and $3.6 billion due thereafter. As of January 31, 2024, we have additional operating leases that have not yet commenced totaling $77 million. In addition to our leasing arrangements, we have other contractual commitments associated with agreements that are enforceable and legally binding, including those with infrastructure service providers. As of January 31, 2024, our total commitments under these agreements were approximately $16.8 billion, of which payments of $2.2 billion are due in the next 12 months and $14.6 billion are due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

During the fiscal 2024 and in future years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure, including offices, information technology and data centers, as well as investments with infrastructure service providers, to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
As of January 31, 2024, we expect approximately $100 million to $125 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities. Additionally, as we have utilized the majority of our net operating loss and tax credits carryforward, we expect an increase in cash taxes
Environmental, Social and Governance
We believe that business is the greatest platform for change. By focusing on environmental, social and governance (ESG) excellence, Salesforce strives to be a leading example of an ethical, resilient company delivering value to stakeholders now and in the future. We aim to maintain our public commitments with the highest standards of integrity and transparency, and enable compliance with global ESG regulations.
Guided by our values, we work to earn the trust of our stakeholders. Transparency is key to trust, which is why we have published an annual ESG report for over ten years to keep our stakeholders informed and to hold ourselves accountable to our ESG strategy, as well as our key programs, goals, commitments and metrics. Our ESG disclosures are also informed by relevant topics identified through ESG relevancy assessments and third-party ESG reporting organizations, frameworks and standards, such as the Sustainability Accounting Standards Board (“SASB”) Standards and the Task Force on Climate-Related Financial Disclosures (“TCFD”). Read more about these initiatives and view our Stakeholder Impact Report at https://salesforce.com/stakeholder-impact-report. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the fiscal year ended January 31, 2024, was minimally impacted by fluctuations in foreign currencies compared to the fiscal year ended January 31, 2024. In addition, fluctuations in USD against international currencies negatively impacted our current remaining performance obligation by approximately one percent as of January 31, 2024 compared to what we would have reported as of January 31, 2023 using constant currency rates.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $14.2 billion as of January 31, 2024. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized in our consolidated statement of operations due to changes in interest rates. Gains or losses recognized in our consolidated statement of operations are limited to those related to either the sale of securities prior to maturity or expected credit losses.
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at January 31, 2024 could result in a $63 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2023, we had cash, cash equivalents and marketable securities totaling $12.5 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $56 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of January 31, 2024	Interest Terms	Contractual Interest Rate
2024 Senior Notes	July 2024	$1,000	Fixed	0.625%
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of January 31, 2024, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of January 31, 2024, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.8 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 16 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of January 31, 2024 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of January 31, 2024
Publicly held equity securities	$27	$53	$0	$80
Privately held equity securities	4,020	1,216	(549)	4,687
Total equity securities	$4,047	$1,269	$(549)	$4,767

Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. We anticipate additional volatility in our consolidated statement of operations due to these events, as well as changes in the market prices of our publicly held equity securities. We anticipate future volatility in our consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
Our investments in privately held equity securities are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement in the total enterprise value of the company. As a result, the value of our investment in a specific company may move by more or less than a change in that company’s overall value. Our largest privately held equity securities represent 37 percent of our total strategic investments as of January 31, 2024. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would have declined by approximately $107 million.
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

ITEM 8. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Salesforce, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salesforce, Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

San Francisco, California
March 6, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Salesforce, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Salesforce, Inc.’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Salesforce, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
March 6, 2024

Salesforce, Inc.
Consolidated Balance Sheets
(in millions)

	January 31, 2024	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,472	$7,016
Marketable securities	5,722	5,492
Accounts receivable, net	11,414	10,755
Costs capitalized to obtain revenue contracts, net	1,905	1,776
Prepaid expenses and other current assets	1,561	1,356
Total current assets	29,074	26,395
Property and equipment, net	3,689	3,702
Operating lease right-of-use assets, net	2,366	2,890
Noncurrent costs capitalized to obtain revenue contracts, net	2,515	2,697
Strategic investments	4,848	4,672
Goodwill	48,620	48,568
Intangible assets acquired through business combinations, net	5,278	7,125
Deferred tax assets and other assets, net	3,433	2,800
Total assets	$99,823	$98,849
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$6,111	$6,743
Operating lease liabilities, current	518	590
Unearned revenue	19,003	17,376
Debt, current	999	1,182
Total current liabilities	26,631	25,891
Noncurrent debt	8,427	9,419
Noncurrent operating lease liabilities	2,644	2,897
Other noncurrent liabilities	2,475	2,283
Total liabilities	40,177	40,490
Commitments and contingencies (See Notes 6 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600 shares authorized, 1,035 and 1,009 shares issued as of January 31, 2024 and 2023, respectively, and 971 and 981 shares outstanding as of January 31, 2024 and 2023, respectively	1	1
Treasury stock, at cost	(11,692)	(4,000)
Additional paid-in capital	59,841	55,047
Accumulated other comprehensive loss	(225)	(274)
Retained earnings	11,721	7,585
Total stockholders’ equity	59,646	58,359
Total liabilities and stockholders’ equity	$99,823	$98,849

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

4	Fiscal Year Ended January 31,
	2024	2023	2022
Revenues:
Subscription and support	$32,537	$29,021	$24,657
Professional services and other	2,320	2,331	1,835
Total revenues	34,857	31,352	26,492
Cost of revenues (1)(2):
Subscription and support	6,177	5,821	5,059
Professional services and other	2,364	2,539	1,967
Total cost of revenues	8,541	8,360	7,026
Gross profit	26,316	22,992	19,466
Operating expenses (1)(2):
Research and development	4,906	5,055	4,465
Marketing and sales	12,877	13,526	11,855
General and administrative	2,534	2,553	2,598
Restructuring	988	828	0
Total operating expenses	21,305	21,962	18,918
Income from operations	5,011	1,030	548
Gains (losses) on strategic investments, net	(277)	(239)	1,211
Other income (expense)	216	(131)	(227)
Income before provision for income taxes	4,950	660	1,532
Provision for income taxes	(814)	(452)	(88)
Net income	$4,136	$208	$1,444
Basic net income per share	$4.25	$0.21	$1.51
Diluted net income per share	$4.20	$0.21	$1.48
Shares used in computing basic net income per share	974	992	955
Shares used in computing diluted net income per share	984	997	974
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
Cost of revenues	$978	$1,035	$897
Marketing and sales	891	916	727
(2) Amounts include stock-based compensation expense, as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
Cost of revenues	$431	$499	$386
Research and development	972	1,136	918
Marketing and sales	1,062	1,256	1,104
General and administrative	299	368	371
Restructuring	23	20	0

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

4	Fiscal Year Ended January 31,
	2024	2023	2022
Net income	$4,136	$208	$1,444
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other losses	(11)	(35)	(55)
Unrealized gains (losses) on marketable securities and privately held debt securities	83	(94)	(83)
Other comprehensive income (loss), before tax	72	(129)	(138)
Tax effect	(23)	21	14
Other comprehensive income (loss), net	49	(108)	(124)
Comprehensive income	$4,185	$100	$1,320

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2021	919	$1	0	$0	$35,601	$(42)	$5,933	$41,493
Common stock issued	24	0	0	0	1,270	0	0	1,270
Shares issued related to business combinations	46	0	0	0	11,269	0	0	11,269
Stock-based compensation	0	0	0	0	2,779	0	0	2,779
Other comprehensive loss, net of tax	0	0	0	0	0	(124)	0	(124)
Net income	0	0	0	0	0	0	1,444	1,444
Balance at January 31, 2022	989	1	0	0	50,919	(166)	7,377	58,131
Common stock issued	20	0	0	0	849	0	0	849
Common stock repurchased	0	0	(28)	(4,000)	0	0	0	(4,000)
Stock-based compensation	0	0	0	0	3,279		0	3,279
Other comprehensive loss, net of tax	0	0	0	0	0	(108)	0	(108)
Net income	0	0	0	0	0	0	208	208
Balance at January 31, 2023	1,009	1	(28)	(4,000)	55,047	(274)	7,585	58,359
Common stock issued	26	0	0	0	1,994	0	0	1,994
Common stock repurchased	0	0	(36)	(7,692)	0	0	0	(7,692)
Stock-based compensation	0	0	0	0	2,800	0	0	2,800
Other comprehensive income, net of tax	0	0	0	0	0	49	0	49
Net income	0	0	0	0	0	0	4,136	4,136
Balance at January 31, 2024	1,035	1	(64)	(11,692)	59,841	(225)	11,721	59,646

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Cash Flows
(in millions)

4	Fiscal Year Ended January 31,
	2024	2023	2022
Operating activities:
Net income	$4,136	$208	$1,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	3,959	3,786	3,298
Amortization of costs capitalized to obtain revenue contracts, net	1,925	1,668	1,348
Stock-based compensation expense	2,787	3,279	2,779
(Gains) losses on strategic investments, net	277	239	(1,211)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(659)	(995)	(1,824)
Costs capitalized to obtain revenue contracts, net	(1,872)	(2,345)	(2,283)
Prepaid expenses and other current assets and other assets	(843)	(302)	114
Accounts payable and accrued expenses and other liabilities	(478)	528	507
Operating lease liabilities	(621)	(699)	(801)
Unearned revenue	1,623	1,744	2,629
Net cash provided by operating activities	10,234	7,111	6,000
Investing activities:
Business combinations, net of cash acquired	(82)	(439)	(14,876)
Purchases of strategic investments	(496)	(550)	(1,718)
Sales of strategic investments	108	355	2,201
Purchases of marketable securities	(3,761)	(4,777)	(5,674)
Sales of marketable securities	1,511	1,771	4,179
Maturities of marketable securities	2,129	2,449	2,069
Capital expenditures	(736)	(798)	(717)
Net cash used in investing activities	(1,327)	(1,989)	(14,536)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	0	0	7,906
Repayments of Slack Convertible Notes, net of capped call proceeds	0	0	(1,197)
Repurchases of common stock	(7,620)	(4,000)	0
Proceeds from employee stock plans	1,954	861	1,289
Principal payments on financing obligations	(629)	(419)	(156)
Repayments of debt	(1,182)	(4)	(4)
Net cash provided by (used in) financing activities	(7,477)	(3,562)	7,838
Effect of exchange rate changes	26	(8)	(33)
Net increase (decrease) in cash and cash equivalents	1,456	1,552	(731)
Cash and cash equivalents, beginning of period	7,016	5,464	6,195
Cash and cash equivalents, end of period	$8,472	$7,016	$5,464
(1)    Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Fiscal Year Ended January 31,
	2024	2023	2022
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$254	$275	$187
Income taxes, net of tax refunds	$1,027	$510	$196
Non-cash investing and financing activities:
Fair value of equity awards assumed	$0	$7	$205
Fair value of common stock issued as consideration for business combinations	$0	$0	$11,064

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
No single customer accounted for five percent or more of accounts receivable as of January 31, 2024 and January 31, 2023. No single customer accounted for five percent or more of total revenue during fiscal 2024, 2023 and 2022. As of January 31, 2024 and January 31, 2023, assets located outside the Americas were 16 percent and 15 percent of total assets, respectively. As of January 31, 2024 and January 31, 2023, assets located in the United States were 82 percent and 83 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of January 31, 2024 and 2023, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented 16 percent of the portfolio in aggregate.
Revenue Recognition
The Company derives its revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues include subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses and support revenues from the sales of support and updates beyond the basic subscription or software license sales. Professional services and other revenues include professional and advisory services for process mapping, project management and implementation services and training services.
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
Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from software support and updates is recognized as the support and updates are provided, which is generally ratably over the contract term.
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
The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, the Company's go-to-market strategy, historical and current sales and contract prices. In instances where the Company does not sell or price a product or service separately, the Company maximizes the use of observable inputs by using information that may include market conditions. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.
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
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for fiscal 2024 and 2023.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense) on the consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other income (expense) on the consolidated statements of operations.
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
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. The Company assesses its privately held debt and equity securities in its strategic investment portfolio at least quarterly for impairment. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. If the investment is considered impaired, the Company estimates the fair value of the investment and recognizes any resulting impairment through the consolidated statements of operations.
Publicly held equity securities are measured at fair value with changes recorded through gains (losses) on strategic investments, net on the consolidated statements of operations.
The Company may enter into strategic investments or other investments that are considered variable interest entities (“VIEs”). If the Company is a primary beneficiary of a VIE, it is required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of its VIE investments requires significant assumptions and judgments. VIEs that are not consolidated are accounted for under the measurement alternative, equity method, amortized cost, or other appropriate methodology based on the nature of the interest held. The Company did not consolidate any VIEs as of January 31, 2024 and January 31, 2023.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of January 31, 2024 and January 31, 2023 was $8.6 billion and $6.0 billion, respectively.
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
Stock-based compensation expense related to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) is measured based on grant date at fair value using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense related to shares issued pursuant to the 2004 Employee Stock Purchase Plan on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount from the lower of the Company’s stock price on (i) the first day of the offering period or on (ii) the last day of the purchase period. The ESPP also allows employees to reduce their percentage election once during a six-month purchase period (December 15 and June 15 of each fiscal year), but not to increase that election until the next one-year offering period. The ESPP includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
The Company, at times, grants performance share awards to executive officers and other members of senior management, which may include a market condition, performance condition, or both. Stock-based compensation expense related to awards with a market condition are measured at fair value using a Monte Carlo simulation model and the expense related to these awards is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term. Stock-based compensation expense related to awards with a performance condition are measured based on the grant date closing stock price and the expense related to these awards is recognized based on the requisite service period elapsed, as well as the probability of achievement and estimated attainment of the performance condition as of the end of our reporting period.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $1.1 billion, $1.0 billion and $1.0 billion for fiscal 2024, 2023 and 2022, respectively.
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
New Accounting Pronouncement Pending Adoption
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2023-07.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis. The Company is evaluating the effect of adopting ASU 2023-09.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022
Sales	$7,580	$6,831	$5,989
Service	8,245	7,369	6,474
Platform and Other	6,611	5,967	4,509
Marketing and Commerce	4,912	4,516	3,902
Integration and Analytics (1)	5,189	4,338	3,783
	$32,537	$29,021	$24,657
(1) In the fourth quarter of fiscal 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes Mulesoft and Tableau.
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022
Americas	$23,289	$21,250	$17,983
Europe	8,128	7,163	6,016
Asia Pacific	3,440	2,939	2,493
	$34,857	$31,352	$26,492
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent, 93 percent and 94 percent during fiscal 2024, 2023 and 2022, respectively. No other country represented more than ten percent of total revenue during fiscal 2024, 2023 and 2022.

Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $758 million as of January 31, 2024 as compared to $648 million as of January 31, 2023, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Fiscal Year Ended January 31,
	2024	2023
Unearned revenue, beginning of period	$17,376	$15,628
Billings and other (1)	36,370	33,034
Contribution from contract asset	110	62
Revenue recognized over time	(32,727)	(29,595)
Revenue recognized at a point in time	(2,130)	(1,757)
Unearned revenue from business combinations	4	4
Unearned revenue, end of period	$19,003	$17,376
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
Approximately 49 percent of total revenue recognized in fiscal 2024 is from the unearned revenue balance as of January, 31, 2023.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2024	$27.6	$29.3	$56.9
As of January 31, 2023	$24.6	$24.0	$48.6

3. Investments
Marketable Securities
At January 31, 2024, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,014	$9	$(45)	$2,978
U.S. treasury securities	583	0	(8)	575
Mortgage-backed obligations	244	1	(9)	236
Asset-backed securities	1,381	5	(7)	1,379
Municipal securities	139	0	(3)	136
Commercial paper	213	0	0	213
Covered bonds	81	0	(3)	78
Other	127	1	(1)	127
Total marketable securities	$5,782	$16	$(76)	$5,722
At January 31, 2023, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,442	$4	$(92)	$3,354
U.S. treasury securities	381	0	(11)	370
Mortgage-backed obligations	190	0	(12)	178
Asset-backed securities	1,004	1	(20)	985
Municipal securities	175	0	(6)	169
Commercial paper	278	0	0	278
Covered bonds	105	0	(4)	101
Other	59	0	(2)	57
Total marketable securities	$5,634	$5	$(147)	$5,492
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	January 31, 2024	January 31, 2023
Due within 1 year	$2,523	$2,380
Due in 1 year through 5 years	3,180	3,104
Due in 5 years through 10 years	19	8
	$5,722	$5,492
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2024 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$80	$4,557	$130	$4,767
Debt securities and other investments	0	0	81	81
Balance as of January 31, 2024	$80	$4,557	$211	$4,848

Strategic investments by form and measurement category as of January 31, 2023 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$48	$4,479	$76	$4,603
Debt securities and other investments	0	0	69	69
Balance as of January 31, 2023	$48	$4,479	$145	$4,672
The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $382 million and $354 million, as of January 31, 2024 and January 31, 2023, respectively.
Gains (Losses) on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

4	Fiscal Year Ended January 31,
	2024	2023	2022
Unrealized gains (losses) recognized on publicly traded equity securities, net	$29	$1	$(241)
Unrealized gains recognized on privately held equity securities, net	119	180	1,210
Impairments on privately held equity and debt securities	(466)	(491)	(51)
Unrealized gains (losses), net	(318)	(310)	918
Realized gains on sales of securities, net	41	71	293
Gains (losses) on strategic investments, net	$(277)	$(239)	$1,211
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $125 million and $220 million and impairments and downward adjustments of $465 million and $466 million for fiscal 2024 and 2023, respectively.
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

The following table presents information about the Company’s assets that were measured at fair value as of January 31, 2024 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,337	$0	$1,337
Money market mutual funds	4,447	0	0	4,447
Cash equivalent securities	0	493	0	493
Marketable securities:
Corporate notes and obligations	0	2,978	0	2,978
U.S. treasury securities	0	575	0	575
Mortgage-backed obligations	0	236	0	236
Asset-backed securities	0	1,379	0	1,379
Municipal securities	0	136	0	136
Commercial paper	0	213	0	213
Covered bonds	0	78	0	78
Other	0	127	0	127
Strategic investments:
Equity securities	80	0	0	80
Total assets	$4,527	$7,552	$0	$12,079
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheets in addition to $2.2 billion of cash, as of January 31, 2024.
The following table presents information about the Company’s assets that were measured at fair value as of January 31, 2023 and indicates the fair value hierarchy of the valuation (in millions):

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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.8 billion and $4.6 billion as of January 31, 2024 and January 31, 2023, respectively.
5. Property and Equipment, Net and Other Balance Sheet Accounts
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2024	2023
Land	$293	$293
Buildings and building improvements	490	489
Computers, equipment and software	4,209	3,556
Furniture and fixtures	245	259
Leasehold improvements	1,604	1,807
Property and equipment, gross	6,841	6,404
Less accumulated depreciation and amortization	(3,152)	(2,702)
Property and equipment, net	$3,689	$3,702
Depreciation and amortization expense totaled $1.1 billion, $903 million and $678 million during fiscal 2024, 2023 and 2022, respectively.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of January 31, 2024 included approximately $2.5 billion of accrued compensation as compared to $2.6 billion as of January 31, 2023.
6. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates. The leases have noncancellable remaining terms of 1 year to 16 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.

The components of lease expense were as follows (in millions):

	Fiscal Year Ended January 31,
	2024	2023
Operating lease cost	$1,041	$986

Finance lease cost:
Amortization of right-of-use assets	$264	$198
Interest on lease liabilities	29	10
Total finance lease cost	$293	$208
Supplemental cash flow information related to operating and finance leases was as follows (in millions):

	Fiscal Year Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$716	$769
Operating cash outflows for finance leases	29	10
Financing cash outflows for finance leases	347	180
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	456	915
Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

	As of January 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$2,366	$2,890

Operating lease liabilities, current	$518	$590
Noncurrent operating lease liabilities	2,644	2,897
Total operating lease liabilities	$3,162	$3,487

Finance leases:
Computers, equipment and software	$1,579	$1,053
Accumulated depreciation	(525)	(264)
Property and equipment, net	$1,054	$789

Accrued expenses and other liabilities	$372	$257
Other noncurrent liabilities	602	534
Total finance lease liabilities	$974	$791
Other information related to leases was as follows:

	As of January 31,
	2024	2023
Weighted average remaining lease term
Operating leases	7 years	7 years
Finance leases	3 years	3 years
Weighted average discount rate
Operating leases	2.9%	2.6%
Finance leases	3.3%	2.1%

As of January 31, 2024, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Fiscal 2025	$598	$397
Fiscal 2026	587	342
Fiscal 2027	521	230
Fiscal 2028	458	52
Fiscal 2029	380	7
Thereafter	1,025	0
Total minimum lease payments	3,569	1,028
Less: Imputed interest	(407)	(54)
Total	$3,162	$974
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $275 million in the next five years and $18 million thereafter.
Of the total lease commitment balance, including leases not yet commenced, of $4.7 billion, approximately $3.6 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
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
Fiscal Year 2022
Slack Technologies, Inc.
On July 21, 2021, the Company acquired all outstanding stock of Slack Technologies, Inc. (“Slack”), a leading channel-based messaging platform.
The acquisition date fair value of the consideration transferred for Slack was approximately $27.1 billion, which consisted of $15.8 billion of cash paid, $11.1 billion of common stock issued, and $205 million related to the fair value of stock options, restricted stock units and restricted stock awards assumed.
The Company recorded $6.4 billion of intangible assets related to customer relationship, developed technology and other purchased intangible assets with useful life of five to eight years. Developed technology represents the preliminary estimated fair value of Slack's data analysis technologies. Customer relationships represent the preliminary estimated fair values of the underlying relationships with Slack customers. The Company recorded $21.4 billion of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the Slack product offering with existing Company service offerings in a digital-first, work anywhere world for which there is no basis for U.S. income tax purposes.
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

8. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2023	Additions and retirements, net (1)	January 31, 2024	January 31, 2023	Expense and retirements, net (1)	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2024
Acquired developed technology	$4,844	$(220)	$4,624	$(2,471)	$(737)	$(3,208)	$2,373	$1,416	2.2
Customer relationships	6,691	(17)	6,674	(2,162)	(823)	(2,985)	4,529	3,689	4.8
Other (2)	303	0	303	(80)	(50)	(130)	223	173	3.5
Total	$11,838	$(237)	$11,601	$(4,713)	$(1,610)	$(6,323)	$7,125	$5,278	4.0
(1) The Company retired $261 million of fully depreciated intangible assets during fiscal 2024, of which $244 million were included in acquired developed technology, and $17 million in customer relationships.
(2) Included in Other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for fiscal 2024, 2023 and 2022 was $1.9 billion, $2.0 billion and $1.6 billion, respectively.
The expected future amortization expense for intangible assets as of January 31, 2024 was as follows (in millions):

Fiscal Period:
Fiscal 2025	$1,605
Fiscal 2026	1,363
Fiscal 2027	996
Fiscal 2028	619
Fiscal 2029	486
Thereafter	209
Total amortization expense	$5,278
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance at January 31, 2022	$47,937
Traction on Demand	293
Other acquisitions and adjustments (1)	338
Balance as of January 31, 2023	$48,568
Acquisitions and adjustments (2)	52
Balance as of January 31, 2024	$48,620
(1) Other acquisitions and adjustments include measurement period adjustments for business combinations from the prior year, including approximately $249 million in fiscal 2023 related to the Company’s July 2021 acquisition of Slack and the effect of foreign currency translation.
(2) Acquisitions and adjustments includes the effect of foreign currency translation.

9. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of January 31, 2024	Carrying Value as of January 31, 2024	Carrying Value as of January 31, 2023
2023 Senior Notes (1)	April 2018	April 2023	3.25%	$0	$0	$1,000
Loan assumed on 50 Fremont (2)	February 2015	June 2023	3.75	0	0	182
2024 Senior Notes	July 2021	July 2024	0.625	1,000	999	998
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,495	1,493
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	994	992
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,490	1,489
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,235	1,235
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,978	1,977
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,235	1,235
Total carrying value of debt				$9,500	9,426	10,601
Less current portion of debt					(999)	(1,182)
Total noncurrent debt					$8,427	$9,419
(1) The Company repaid in full the 2023 Senior Notes in the first quarter of fiscal 2024.
(2) The Company repaid in full the Loan assumed on 50 Fremont in the second quarter of fiscal 2024.
The Company was in compliance with all debt covenants as of January 31, 2024.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $7.8 billion and $8.8 billion as of January 31, 2024 and January 31, 2023, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the fourth quarter of fiscal 2024 and the last day of trading of fiscal 2023, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of January 31, 2024 were as follows (in millions):

Fiscal Period:
Fiscal 2025	$1,000
Fiscal 2026	0
Fiscal 2027	0
Fiscal 2028	0
Fiscal 2029	2,500
Thereafter	6,000
Total principal outstanding	$9,500
Revolving Credit Facility
In December 2020, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other institutional lenders (the “Revolving Loan Credit Agreement”) that provides for a $3.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in December 2025. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition. The Company amended the Revolving Loan Credit Agreement in April 2022 and May 2023, in each case to reflect certain administrative changes.
There were no outstanding borrowings under the Credit Facility as of January 31, 2024.
10. Restructuring
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and continue advancing the Company’s ongoing commitment to profitable growth. This plan included a reduction of the Company’s workforce and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Restructuring Plan were substantially completed in fiscal 2024 and the actions associated with the real estate portion of the Restructuring Plan are expected to be fully complete in fiscal 2026.

In the fourth quarter of fiscal 2024, the Company initiated, and has substantially completed, an initiative to drive further operational efficiencies through a focused workforce reduction.
The following table summarizes the activities related to the Company’s restructuring initiatives for fiscal 2024 and fiscal 2023 (in millions):

	Fiscal Year Ended January 31, 2024			Fiscal Year Ended January 31, 2023
	Workforce Reduction	Office Space Reductions	Total	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$607	$0	$607	$0	$0	$0
Charges	541	447	988	683	145	828
Payments	(1,003)	(27)	(1,030)	(48)	(25)	(73)
Non-cash items	(27)	(418)	(445)	(28)	(120)	(148)
Liability, end of the period	$118	$2	$120	$607	$0	$607
The liability for restructuring charges, which is related to workforce and office space reductions, is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The charges reflected in the table above related to workforce reduction included charges for employee transition, severance payments, employee benefits and share-based compensation. The charges reflected in the table above related to office space reductions included exit charges associated with those reductions.
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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
	2024	2023	2022
Volatility	35 - 40%	34 - 40%	34 - 37%
Estimated life	3.5 years	3.5 years	3.5 years
Risk-free interest rate	3.6 - 4.3%	1.7 - 4.4%	0.4 - 1.7%
Weighted-average fair value per share of grants	$66.95	$62.10	$59.34
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
The estimated forfeiture rate applied is based on historical forfeiture rates.

Stock option activity for fiscal 2024 was as follows:

		Options Outstanding
	Shares Available for Grant (in millions)	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2023	73	23	$175.23
Increase in shares authorized:
2013 Equity Incentive Plan	10
Restricted stock activity	(25)
Exercised	0	(9)	152.71
Plan shares expired or canceled	2	(2)	203.25
Balance as of January 31, 2024	60	12	$185.77	$1,252
Vested or expected to vest		12	$185.00	$1,218
Exercisable as of January 31, 2024		8	$172.82	$882
The total intrinsic value of the options exercised during fiscal 2024, 2023 and 2022, was $0.6 billion, $0.2 billion, and $1.2 billion, respectively. The intrinsic value of options exercised during each year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.9 years.
As of January 31, 2024, options to purchase 8 million shares were vested at a weighted-average exercise price of $172.82 per share and had a weighted-average remaining contractual life of approximately 3.4 years. The total intrinsic value of these vested options based on the market value of the stock as of January 31, 2024 was approximately $0.9 billion.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$1.34 to $150.15	2	2.6	$99.16	2	$94.06
$151.25 to $160.17	2	3.5	154.77	2	154.35
$161.50 to $186.51	2	3.5	166.95	1	162.75
$191.31 to $215.17	2	4.1	213.84	1	213.72
$218.21	3	5.0	218.21	1	218.21
$218.63 to $296.84	1	4.4	243.76	1	239.59
	12	4.0	$185.77	8	$172.82
Restricted stock activity for fiscal 2024 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2023	29	$204.62
Granted - restricted stock units and awards	14	199.85
Granted - performance-based stock units	1	195.67
Canceled	(5)	201.86
Vested and converted to shares	(11)	202.62
Balance as of January 31, 2024	28	$202.95	$7,738
Expected to vest	24		$6,706
Restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during fiscal 2024 and 2023 was $2.5 billion and $2.1 billion, respectively.

In fiscal 2024, 2023 and 2022, the Company granted performance-based restricted stock unit awards to executive officers and other members of senior management. The performance-based restricted stock unit awards are subject to vesting based on the achievement of a market-based condition or a performance-based condition and a service-based condition. At the end of the service periods, which range from approximately one-year to four-years, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200 percent, depending on the extent the market-based condition or performance-based condition, or both, is achieved.
The aggregate expected stock-based compensation expense remaining to be recognized as of January 31, 2024 was as follows (in millions):

Fiscal Period:
Fiscal 2025	$2,497
Fiscal 2026	1,664
Fiscal 2027	868
Fiscal 2028	227
Total stock-based compensation expense	$5,256
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of January 31, 2024 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2024 (in millions):

Options outstanding	12
Restricted stock awards and units and performance-based stock units outstanding	28
Stock available for future grant or issuance:
2013 Equity Incentive Plan	60
2014 Inducement Plan	1
Amended and Restated 2004 Employee Stock Purchase Plan	17
118
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of January 31, 2024 and 2023, no shares of preferred stock were outstanding.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock (the “Share Repurchase Program”). In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $20.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
The Company accounts for treasury stock under the cost method.

During fiscal year ended January 31, 2024 and 2023, the Company repurchased approximately 36 million and 28 million shares of its common stock for approximately $7.7 billion and $4.0 billion, at an average price per share of $210.30 and $144.94, respectively. All repurchases were made in open market transactions. As of January 31, 2024, the Company was authorized to purchase a remaining $8.3 billion of its common stock under the Share Repurchase Program. In February 2024, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program for an aggregate total authorization of $30.0 billion.
12. Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022
Domestic	$4,045	$398	$1,338
Foreign	905	262	194
	$4,950	$660	$1,532
The provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022
Current:
Federal	$940	$173	$6
State	199	216	(16)
Foreign	417	397	352
Total	1,556	786	342
Deferred:
Federal	(640)	(134)	(181)
State	(182)	(203)	(57)
Foreign	80	3	(16)
Total	(742)	(334)	(254)
Provision for (benefit from) income taxes	$814	$452	$88
A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022
U.S. federal taxes at statutory rate	$1,040	$139	$322
State, net of the federal benefit	19	29	(29)
Effects of non-U.S. operations (1)	29	287	199
Tax credits	(332)	(239)	(263)
Non-deductible expenses	43	94	83
Foreign-derived intangible income deduction	(56)	(55)	0
(Windfall)/shortfall related to share-based compensation	(36)	31	(323)
Change in valuation allowance	101	171	101
Other, net	6	(5)	(2)
Provision for (benefit from) income taxes	$814	$452	$88
(1) Fiscal 2024 Effects of non-U.S. operations included tax benefits from foreign tax credits attributable to recent IRS notices.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2024	2023
Deferred tax assets:
Losses and deductions carryforward	$176	$268
Deferred stock-based compensation expense	219	312
Tax credits	760	1,055
Accrued liabilities	419	470
Intangible assets	1,899	1,976
Lease liabilities	818	912
Unearned revenue	37	78
Capitalized research & development	1,710	914
Other	81	86
Total deferred tax assets	6,119	6,071
Less valuation allowance	(733)	(633)
Deferred tax assets, net of valuation allowance	5,386	5,438
Deferred tax liabilities:
Capitalized costs to obtain revenue contracts	(873)	(913)
Purchased intangible assets	(1,030)	(1,500)
Depreciation and amortization	(263)	(304)
Basis difference on strategic and other investments	(181)	(250)
Lease right-of-use assets	(636)	(767)
Total deferred tax liabilities	(2,983)	(3,734)
Net deferred tax assets (liabilities)	$2,403	$1,704
At January 31, 2024, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $168 million, which expire in fiscal 2025 and through fiscal 2038 with the exception of post-2017 losses that do not expire, federal research and development tax credits of approximately $259 million, which expire in fiscal 2037 through fiscal 2044, foreign tax credits of approximately $164 million, which expire in fiscal 2029 through fiscal 2034. For California income tax purposes, the Company had net operating loss carryforwards of approximately $639 million which expire beginning in fiscal 2029 through fiscal 2043, California research and development tax credits of approximately $834 million, which do not expire. For other states' income tax purposes, the Company had tax credits of approximately $98 million, which expire beginning in fiscal 2030 through fiscal 2042, and insignificant net operating loss carryforwards. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had a valuation allowance of $733 million and $633 million as of January 31, 2024 and January 31, 2023 respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The increase in the valuation allowance during fiscal 2024 was primarily due to state tax credits and certain U.S foreign tax credits that are not expected to be realized. At the end of January 31, 2024, the valuation allowance was primarily related to U.S. states’ net operating loss and tax credits and certain U.S foreign tax credits. The Company will continue to evaluate the need for valuation allowances for its deferred tax assets.
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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2024, 2023 and 2022 is as follows (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022
Beginning of period	$1,975	$1,822	$1,479
Tax positions taken in prior period:
Gross increases	53	53	25
Gross decreases	(85)	(45)	(27)
Tax positions taken in current period:
Gross increases	287	227	358
Settlements	(21)	(40)	0
Lapse of statute of limitations	(104)	(12)	(7)
Currency translation effect	(22)	(30)	(6)
End of period	$2,083	$1,975	$1,822
In fiscal 2024, 2023 and 2022, the Company reported a net increase of approximately $108 million, $153 million, and $343 million, respectively in its unrecognized tax benefits. For fiscal 2024, 2023 and 2022, total unrecognized tax benefits in an amount of $1.7 billion, $1.5 billion and $1.3 billion, respectively, if recognized, would have reduced income tax expense and the Company’s effective tax rate.
The Company has recognized interest and penalties related to unrecognized tax benefits in the income tax provision of $29 million, $48 million and $21 million in fiscal 2024, 2023 and 2022, respectively. Interest and penalties accrued as of January 31, 2024, 2023 and 2022, were $136 million, $107 million and $58 million, respectively.
Certain prior year tax returns are currently being examined by various taxing authorities in major tax jurisdictions including the United States, France and Israel. The Company currently considers U.S. federal, Japan, Australia, Germany, France, United Kingdom, Ireland and Israel to be major tax jurisdictions. The Company’s U.S. federal tax returns since fiscal 2008 remain open to examination, and non-U.S. tax returns generally remain open to examination since fiscal 2018. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

4	Fiscal Year Ended January 31,
	2024	2023	2022
Numerator:
Net income	$4,136	$208	$1,444
Denominator:
Weighted-average shares outstanding for basic earnings per share	974	992	955
Effect of dilutive securities:
Employee stock awards	10	5	19
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	984	997	974
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022
Employee stock awards	13	39	4
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

15. Subsequent Events
Business Combination
In February 2024, the Company acquired all outstanding stock of Spiff, Inc. ("Spiff”), a software company that provides incentive compensation management solutions. The acquisition date fair value of the consideration transferred for Spiff, inclusive of the Company's previous ownership interest, was approximately $429 million, and consisted primarily of $374 million in cash paid at closing.
Dividend Declaration
On February 28, 2024, the Company announced a cash dividend of $0.40 per share of the Company’s outstanding common stock, payable on April 11, 2024 to stockholders of record as of the close of business on March 14, 2024.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2024. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(d) Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B.     OTHER INFORMATION
During the three months ended January 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On December 29, 2023, Marc Benioff, Chair and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 750,000 shares of the Company’s common stock, subject to certain conditions, through June 10, 2024. On December 22, 2023, Brian Millham, President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 532,554 shares of the Company’s common stock, subject to certain conditions, through December 31, 2024. On December 13, 2023, Srinivas Tallapragada, President and Chief Engineering Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 50,051 shares of the Company’s common stock, subject to certain conditions, through December 31, 2024.

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

ITEM 16.     10-K SUMMARY

Omitted at registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.1	4/4/2022
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/16/2022
4.1	Specimen Common Stock Certificate		10-Q	001-32224	4.1	6/1/2022
4.2	Indenture, dated April 11, 2018, between the Registrant and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.3	First Supplemental Indenture, dated April 11, 2018, between the Registrant and U.S. Bank National Association, as trustee (including Forms of 2023 and 2028 Notes)		8-K	001-32224	4.2	4/11/2018
4.4	Second Supplemental Indenture, dated July 12, 2021, between the Registrant and U.S. Bank National Association, as trustee (including Forms of the 2024, 2031, 2041, 2051, 2061 and Sustainability Notes)		8-K	001-32224	4.2	7/12/2021
4.5	Indenture, dated April 9, 2020, between Slack Technologies, Inc. and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	7/21/2021
4.6	First Supplemental Indenture, dated as of February 10, 2021, between Slack Technologies, Inc. and U.S. Bank National Association, as trustee		8-K	001-32224	4.2	7/21/2021
4.7	Second Supplemental Indenture, dated July 21, 2021, by and among Slack Technologies, Inc., the Registrant, Skyline Strategies II LLC and U.S. Bank National Association, as trustee		8-K	001-32224	4.3	7/21/2021
4.8	Description of the Registrant’s Capital Stock		10-K	001-32224	4.8	3/8/2023
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		S-8	333-272599	4.3	6/12/2023

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.2*	Salesforce, Inc. Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333-265555	4.4	6/13/2022
10.3*	Form of Indemnification Agreement between the Registrant and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.4*	MetaMind, Inc. 2014 Stock Incentive Plan		S-8	333-211510	4.1	5/20/2016
10.5*	2014 Amended and Restated Inducement Equity Incentive Plan		10-Q	001-32224	10.3	6/1/2022
10.6*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan		10-Q	001-32224	10.4	6/1/2022
10.7*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan		10-Q	001-32224	10.5	6/1/2022
10.8*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan		10-Q	001-32224	10.6	6/1/2022
10.9*	Amended and Restated Gratitude Bonus Plan		10-Q	001-32224	10.7	6/1/2022
10.10*	Traction Sales and Marketing Inc. Equity Incentive Plan		S-8	333-265557	4.3	6/13/2022
10.11*	Form of Performance-Based Restricted Stock Unit Agreement		10-Q	001-32224	10.1	6/1/2023
10.12*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.13*	Form of Change of Control and Retention Agreement as entered into with Parker Harris		10-K	001-32224	10.14	3/9/2009
10.14*	Form of Change of Control and Retention Agreement entered into with non-CEO Executive Officers after 2014		10-K	001-32224	10.16	3/5/2020
10.15*	Retention Agreement, dated February 10, 2021, between the Registrant and Brian Millham		10-Q	001-32224	10.2	6/1/2023
10.16*	Aircraft Time Sharing Agreement, dated March 17, 2020, between the Registrant and Marc Benioff		10-K	001-32224	10.17	3/17/2021
10.17*	Non-Employee Director Compensation Program and related form of Director RSU Agreement	X
10.18	Office Lease, dated April 10, 2014, between the Registrant and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.19	Purchase and Sale Agreement, dated November 10, 2014, between the Registrant and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.20	Credit Agreement, dated as of December 23, 2020, by and among the Registrant, the lenders and other parties party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, as amended by Amendment No. 1, dated as of April 4, 2022, and Amendment No. 2, dated as of May 8, 2023.		10-Q	001-32224	10.3	6/1/2023

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.21	Credit Agreement, dated as of December 23, 2020, by and among the Registrant, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.2	12/23/2020
10.22	Nomination and Cooperation Agreement between Salesforce, Inc. and ValueAct Capital Management L.P., dated January 27, 2023		8-K	001-32224	99.1	1/27/2023
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.01	Executive Officer Incentive Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 6, 2024
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: March 6, 2024
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Amy Weaver, Sundeep Reddy and Sabastian Niles, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Benioff	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2024
Marc Benioff

/s/ Amy Weaver	President and Chief Financial Officer (Principal Financial Officer)	March 6, 2024
Amy Weaver

/s/ Sundeep Reddy	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2024
Sundeep Reddy

/s/ Laura Alber	Director	March 6, 2024
Laura Alber

/s/ Craig Conway	Director	March 6, 2024
Craig Conway

/s/ Arnold Donald	Director	March 6, 2024
Arnold Donald

/s/ Parker Harris	Director, Co-Founder	March 6, 2024
Parker Harris

/s/ Neelie Kroes	Director	March 6, 2024
Neelie Kroes

/s/ Sachin Mehra	Director	March 6, 2024
Sachin Mehra

/s/ Mason Morfit	Director	March 6, 2024
Mason Morfit

/s/ Oscar Munoz	Director	March 6, 2024
Oscar Munoz

/s/ John V. Roos	Director	March 6, 2024
John V. Roos

/s/ Robin L. Washington	Director	March 6, 2024
Robin L. Washington

/s/ Maynard Webb	Director	March 6, 2024
Maynard Webb

/s/ Susan Wojcicki	Director	March 6, 2024
Susan Wojcicki