Form 10-Q
period 2024-04-30
Salesforce, Inc.
filed 2024-05-30
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 24, 2024, there were approximately 969 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	April 30, 2024	January 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,958	$8,472
Marketable securities	7,712	5,722
Accounts receivable, net	4,273	11,414
Costs capitalized to obtain revenue contracts, net	1,865	1,905
Prepaid expenses and other current assets	1,796	1,561
Total current assets	25,604	29,074
Property and equipment, net	3,506	3,689
Operating lease right-of-use assets, net	2,255	2,366
Noncurrent costs capitalized to obtain revenue contracts, net	2,286	2,515
Strategic investments	4,978	4,848
Goodwill	48,940	48,620
Intangible assets acquired through business combinations, net	4,869	5,278
Deferred tax assets and other assets, net	3,742	3,433
Total assets	$96,180	$99,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,520	$6,111
Operating lease liabilities, current	568	518
Unearned revenue	16,061	19,003
Debt, current	1,000	999
Total current liabilities	23,149	26,631
Noncurrent debt	8,429	8,427
Noncurrent operating lease liabilities	2,519	2,644
Other noncurrent liabilities	2,400	2,475
Total liabilities	36,497	40,177
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(13,860)	(11,692)
Additional paid-in capital	60,946	59,841
Accumulated other comprehensive loss	(270)	(225)
Retained earnings	12,866	11,721
Total stockholders’ equity	59,683	59,646
Total liabilities and stockholders’ equity	$96,180	$99,823

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

1	Three Months Ended April 30,
	2024	2023
Revenues:
Subscription and support	$8,585	$7,642
Professional services and other	548	605
Total revenues	9,133	8,247
Cost of revenues (1)(2):
Subscription and support	1,560	1,510
Professional services and other	602	615
Total cost of revenues	2,162	2,125
Gross profit	6,971	6,122
Operating expenses (1)(2):
Research and development	1,368	1,207
Sales and marketing	3,239	3,154
General and administrative	647	638
Restructuring	8	711
Total operating expenses	5,262	5,710
Income from operations	1,709	412
Gains (losses) on strategic investments, net	37	(141)
Other income	121	55
Income before provision for income taxes	1,867	326
Provision for income taxes	(334)	(127)
Net income	$1,533	$199
Basic net income per share	$1.58	$0.20
Diluted net income per share	$1.56	$0.20
Shares used in computing basic net income per share	970	980
Shares used in computing diluted net income per share	985	988
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2024	2023
Cost of revenues	$238	$248
Sales and marketing	223	223
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended April 30,
	2024	2023
Cost of revenues	$119	$103
Research and development	260	241
Sales and marketing	290	263
General and administrative	81	73
Restructuring	0	16

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2024	2023
Net income	$1,533	$199
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(23)	6
Unrealized gains (losses) on marketable securities and privately held debt securities	(30)	16
Other comprehensive income (loss), before tax	(53)	22
Tax effect	8	(3)
Other comprehensive income (loss), net	(45)	19
Comprehensive income	$1,488	$218

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three Months Ended April 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2024	1,035	$1	(64)	$(11,692)	$59,841	$(225)	$11,721	$59,646
Common stock issued	7	0	0	0	352	0	0	352
Common stock repurchased	0	0	(7)	(2,168)	0	0	0	(2,168)
Stock-based compensation	0	0	0	0	753	0	0	753
Other comprehensive loss, net of tax	0	0	0	0	0	(45)	0	(45)
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,533	1,533
Balance at April 30, 2024	1,042	$1	(71)	$(13,860)	$60,946	$(270)	$12,866	$59,683

	Three Months Ended April 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2023	1,009	$1	(28)	$(4,000)	$55,047	$(274)	$7,585	$58,359
Common stock issued	7	0	0	0	283	0	0	283
Common stock repurchased	0	0	(11)	(2,144)	0	0	0	(2,144)
Stock-based compensation	0	0	0	0	696	0	0	696
Other comprehensive income, net of tax	0	0	0	0	0	19	0	19
Net income	0	0	0	0	0	0	199	199
Balance at April 30, 2023	1,016	$1	(39)	$(6,144)	$56,026	$(255)	$7,784	$57,412

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2024	2023
Operating activities:
Net income	$1,533	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	879	1,254
Amortization of costs capitalized to obtain revenue contracts, net	517	470
Stock-based compensation expense	750	696
(Gains) losses on strategic investments, net	(37)	141
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	7,162	6,123
Costs capitalized to obtain revenue contracts, net	(248)	(275)
Prepaid expenses and other current assets and other assets	(514)	(291)
Accounts payable and accrued expenses and other liabilities	(755)	(1,403)
Operating lease liabilities	(85)	(168)
Unearned revenue	(2,955)	(2,255)
Net cash provided by operating activities	6,247	4,491
Investing activities:
Business combinations, net of cash acquired	(338)	0
Purchases of strategic investments	(203)	(105)
Sales of strategic investments	53	9
Purchases of marketable securities	(3,252)	(368)
Sales of marketable securities	616	269
Maturities of marketable securities	636	785
Capital expenditures	(163)	(243)
Net cash provided by (used in) investing activities	(2,651)	347
Financing activities:
Repurchases of common stock	(2,133)	(2,054)
Proceeds from employee stock plans	533	449
Principal payments on financing obligations	(120)	(110)
Repayments of debt	0	(1,001)
Payments of dividends	(388)	0
Net cash used in financing activities	(2,108)	(2,716)
Effect of exchange rate changes	(2)	17
Net increase in cash and cash equivalents	1,486	2,139
Cash and cash equivalents, beginning of period	8,472	7,016
Cash and cash equivalents, end of period	$9,958	$9,155
(1)    Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended April 30,
	2024	2023
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$28	$46
Income taxes, net of tax refunds	$94	$122

See accompanying Notes.

Salesforce, Inc.
Notes to Condensed Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the Customer 360 platform, the Company delivers a single source of truth, connecting customer data with integrated artificial intelligence across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since its founding in 1999, the Company has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence, enabling companies of every size and industry to transform their businesses in the all-digital, work-from-anywhere era.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2024 and the condensed consolidated statements of operations, comprehensive income, statements of stockholders' equity and statements of cash flows for the three months ended April 30, 2024 and 2023, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2024 and its results of operations, including its comprehensive income, stockholders' equity and cash flows for the three months ended April 30, 2024 and 2023. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2025.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024.
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
Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company monitors and manages the overall exposure of its cash balances to individual financial institutions on an ongoing basis. The Company’s marketable securities portfolio consists primarily of investment-grade securities and the Company’s policies limit the amount of credit exposure to any one issuer. The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable for estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for ten percent or more of accounts receivable as of April 30, 2024 and January 31, 2024. No single customer accounted for ten percent or more of total revenue during the three months ended April 30, 2024 and 2023. As of April 30, 2024 and January 31, 2024, assets located outside the Americas were 14 percent and 16 percent of total assets, respectively. As of April 30, 2024 and January 31, 2024, assets located in the United States were 84 percent and 82 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of April 30, 2024, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 15 percent of the portfolio in the aggregate. As of January 31, 2024, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investments portfolio and represented approximately 16 percent of the portfolio in the aggregate.
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
Cloud Services allow customers to use the Company's multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Substantially all of the Company’s subscription service arrangements are noncancellable and do not contain refund-type provisions.
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
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining revenue contracts related to noncancellable Cloud Services subscription, ongoing Cloud Services support and license support and updates. For contracts with term software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (2) commissions paid to employees upon renewals of subscription and support contracts, (3) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees and (4) to a lesser extent, success fees paid to partners in emerging markets where the Company has a limited presence.
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
The capitalized amounts are recoverable through future revenue streams under all noncancellable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three months ended April 30, 2024 and 2023.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense) on the condensed consolidated statements of operations and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other income (expense) on the condensed consolidated statements of operations.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities where the Company lacks a controlling financial interest but does exercise significant influence are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted only for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains (losses) on strategic investments, net on the condensed consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the condensed consolidated balance sheet. Other privately held investments not classified as debt or equity securities are recorded at cost and adjusted for impairment events, with any associated gains and losses recorded through gains (losses) on strategic investments, net on the consolidated statements of operations.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. The Company assesses its privately held strategic investments quarterly for impairment. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. If the investment is considered impaired, the Company estimates the fair value of the investment and recognizes any resulting impairment through the condensed consolidated statements of operations.
Publicly held equity securities are measured at fair value with changes recorded through gains (losses) on strategic investments, net on the condensed consolidated statements of operations.

The Company may enter into strategic investments or other investments that are considered variable interest entities (“VIEs”). If the Company is a primary beneficiary of a VIE, it is required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of its VIE investments requires significant assumptions and judgments. VIEs that are not consolidated are accounted for under the measurement alternative, equity method, amortized cost, or other appropriate methodology based on the nature of the interest held. The Company did not consolidate any VIEs as of April 30, 2024 and April 30, 2023.
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities, publicly held equity securities and foreign currency derivative contracts at fair value. In addition, the Company measures certain of its strategic investments, including its privately held debt and equity securities, at fair value on a nonrecurring basis when there has been an observable price change in a same or similar security or an impairment event. The additional disclosures regarding the Company’s fair value measurements are included in Note 4 “Fair Value Measurement.”
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of outstanding foreign currency derivative contracts as of April 30, 2024 and January 31, 2024 was $9.1 billion and $8.6 billion, respectively.
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

Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement, net of any future tenant incentives. The Company has lease agreements which contain both lease and non-lease components, which it has elected to combine for all asset classes. As such, minimum lease payments include fixed payments for non-lease components within a lease agreement but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. The Company’s lease terms may include options to extend or terminate the lease. Periods beyond the noncancellable term of the lease are included in the measurement of the lease liability only when it is reasonably certain that the Company will exercise the associated extension option or waive the termination option. The Company reassesses the lease term if and when a significant event or change in circumstances occurs within the control of the Company. As most of the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. The Company's incremental borrowing rate is an estimate of the interest rate the Company would have to pay to borrow on a collateralized basis with similar terms and payments, in the economic environment where the leased asset is located.
The lease ROU asset is recognized based on the lease liability, adjusted for any rent payments or initial direct costs incurred or tenant incentives received prior to commencement.
Lease expense for operating leases, which includes amortization expense of ROU assets, is recognized on a straight-line basis over the lease term. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term and interest expense for finance lease liabilities is recognized based on the incremental borrowing rate. Expense for variable lease payments are recognized as incurred.
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
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on grant date at fair value using the grant date closing stock price for restricted stock units and restricted stock awards and using the Black-Scholes option pricing model for stock options. The Company recognizes stock-based compensation expense related to restricted stock units, restricted stock awards, and stock options and restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. The estimated forfeiture rate applied is based on historical forfeiture rates.
The Company grants performance share awards to executive officers and other members of senior management, which may include a market condition, a performance condition, or both. Stock-based compensation expense related to awards with a market condition are measured at fair value using a Monte Carlo simulation model and the expense related to these awards is recognized on a graded-vesting basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term. Stock-based compensation expense related to awards with a performance condition are measured based on the grant date closing stock price and the expense related to these awards is recognized based on the requisite service period elapsed, as well as the probability of achievement and estimated attainment of the performance condition as of the end of our reporting period.
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
New Accounting Pronouncement Pending Adoption
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2023-07 will have on its financial statement disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis. The Company is evaluating the effect that ASU 2023-09 will have on its financial statement disclosures.

2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2024	2023
Sales	$1,998	$1,810
Service	2,182	1,964
Platform and Other	1,718	1,567
Marketing and Commerce	1,282	1,170
Integration and Analytics (1)	1,405	1,131
	$8,585	$7,642
(1) In the fourth quarter of fiscal 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes Mulesoft and Tableau.
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2024	2023
Americas	$6,062	$5,482
Europe	2,145	1,951
Asia Pacific	926	814
	$9,133	$8,247
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during the three months ended April 30, 2024 and 2023. No other country represented more than ten percent of total revenue during the three months ended April 30, 2024 and 2023.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $828 million as of April 30, 2024 as compared to $758 million as of January 31, 2024, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
Unearned Revenue
Unearned revenue represents amounts that have been invoiced in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The unearned revenue balance does not represent the total contract value of annual or multi-year, noncancellable subscription agreements. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size and new business linearity within the quarter.

The change in unearned revenue was as follows (in millions):

	Three Months Ended April 30,
	2024	2023
Unearned revenue, beginning of period	$19,003	$17,376
Billings and other (1)	6,108	5,937
Contribution from contract asset	70	55
Revenue recognized over time	(8,571)	(7,837)
Revenue recognized at a point in time	(562)	(410)
Unearned revenue from business combinations	13	0
Unearned revenue, end of period	$16,061	$15,121
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
Revenue recognized at a point in time substantially consists of term software licenses.
Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is based on SSP. Remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, the timing of term license deliveries, average contract terms and foreign currency exchange rates. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligations from professional services contracts that are billed and recognized on a time and materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2024	$26.4	$27.5	$53.9
As of January 31, 2024	$27.6	$29.3	$56.9
3. Investments
Marketable Securities
At April 30, 2024, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,751	$2	$(54)	$3,699
U.S. treasury securities	552	0	(11)	541
Mortgage-backed obligations	272	0	(10)	262
Asset-backed securities	1,655	1	(11)	1,645
Municipal securities	137	0	(3)	134
Commercial paper	1,223	0	0	1,223
Covered bonds	72	0	(3)	69
Other	140	1	(2)	139
Total marketable securities	$7,802	$4	$(94)	$7,712

At January 31, 2024, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,014	$9	$(45)	$2,978
U.S. treasury securities	583	0	(8)	575
Mortgage-backed obligations	244	1	(9)	236
Asset-backed securities	1,381	5	(7)	1,379
Municipal securities	139	0	(3)	136
Commercial paper	213	0	0	213
Covered bonds	81	0	(3)	78
Other	127	1	(1)	127
Total marketable securities	$5,782	$16	$(76)	$5,722
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	April 30, 2024	January 31, 2024
Due within 1 year	$4,092	$2,523
Due in 1 year through 5 years	3,613	3,180
Due in 5 years through 10 years	7	19
	$7,712	$5,722
Strategic Investments
Strategic investments by form and measurement category as of April 30, 2024 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$83	$4,629	$133	$4,845
Debt securities and other investments	0	0	133	133
Balance as of April 30, 2024	$83	$4,629	$266	$4,978
Strategic investments by form and measurement category as of January 31, 2024 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$80	$4,557	$130	$4,767
Debt securities and other investments	0	0	81	81
Balance as of January 31, 2024	$80	$4,557	$211	$4,848
The Company holds investments in, or management agreements with, VIEs which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $436 million and $382 million, as of April 30, 2024 and January 31, 2024, respectively.

Gains (Losses) on Strategic Investments, Net
The components of gains and losses on strategic investments were as follows (in millions):

1	Three Months Ended April 30,
	2024	2023
Unrealized gains recognized on publicly traded equity securities, net	$3	$0
Unrealized gains recognized on privately held equity securities, net	105	38
Impairments on privately held equity and debt securities	(130)	(177)
Unrealized losses, net	(22)	(139)
Realized gains (losses) on sales of securities, net	59	(2)
Gains (losses) on strategic investments, net	$37	$(141)
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $116 million and $46 million and impairments and downward adjustments of $139 million and $175 million for the three months ended April 30, 2024 and 2023, respectively.
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
All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because these assets are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.

The following table presents information about the Company’s assets that were measured at fair value as of April 30, 2024 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,485	$0	$1,485
Money market mutual funds	5,652	0	0	5,652
Cash equivalent securities	0	1,046	0	1,046
Marketable securities:
Corporate notes and obligations	0	3,699	0	3,699
U.S. treasury securities	0	541	0	541
Mortgage-backed obligations	0	262	0	262
Asset-backed securities	0	1,645	0	1,645
Municipal securities	0	134	0	134
Commercial paper	0	1,223	0	1,223
Covered bonds	0	69	0	69
Other	0	139	0	139
Strategic investments:
Equity securities	83	0	0	83
Total assets	$5,735	$10,243	$0	$15,978
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $1.8 billion of cash, as of April 30, 2024.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.9 billion and $4.8 billion as of April 30, 2024 and January 31, 2024, respectively.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates.
Total operating lease costs were $158 million and $469 million for the three months ended April 30, 2024 and 2023, respectively. Included in operating lease costs are amounts related to restructuring charges, which are discussed in Note 9 “Restructuring.”
As of April 30, 2024, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining nine months of fiscal 2025	$489	$291
Fiscal 2026	587	340
Fiscal 2027	521	228
Fiscal 2028	456	53
Fiscal 2029	379	9
Thereafter	1,026	1
Total minimum lease payments	3,458	922
Less: Imputed interest	(371)	(46)
Total	$3,087	$876
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of April 30, 2024 included approximately $1.5 billion of accrued compensation as compared to $2.5 billion as of January 31, 2024.

6. Business Combinations
In February 2024, the Company acquired all outstanding stock of Spiff, Inc. (“Spiff”), an incentive compensation management platform company. The acquisition date fair value of the consideration transferred for Spiff was $419 million, which consisted primarily of $374 million in cash. The Company recorded $323 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities. The goodwill associated with the acquisition of Spiff has no basis and is not deductible for U.S. income tax purposes. The Company also recorded approximately $52 million of intangible assets for developed technology and customer relationships with useful lives of nine and five years, respectively. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of Spiff, which were not material, in its condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were also not material.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2024	Additions and retirements, net	April 30, 2024	January 31, 2024	Expense and retirements, net	April 30, 2024	January 31, 2024	April 30, 2024	April 30, 2024
Acquired developed technology	$4,624	$44	$4,668	$(3,208)	$(238)	$(3,446)	$1,416	$1,222	2.0
Customer relationships	6,674	8	6,682	(2,985)	(211)	(3,196)	3,689	3,486	4.5
Other (1)	303	0	303	(130)	(12)	(142)	173	161	3.2
Total	$11,601	$52	$11,653	$(6,323)	$(461)	$(6,784)	$5,278	$4,869	3.9
(1) Included in Other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2024 and 2023 was $461 million, and $471 million, respectively.
The expected future amortization expense for intangible assets as of April 30, 2024 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2025	$1,153
Fiscal 2026	1,372
Fiscal 2027	1,005
Fiscal 2028	628
Fiscal 2029	496
Thereafter	215
Total amortization expense	$4,869
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2024	$48,620
Acquisition of Spiff	323
Adjustments (1)	(3)
Balance as of April 30, 2024	$48,940
(1) Adjustments include the effect of foreign currency translation.

8. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of April 30, 2024	Carrying Value as of April 30, 2024	Carrying Value as of January 31, 2024
2024 Senior Notes	July 2021	July 2024	0.625%	1,000	1,000	999
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,495	1,495
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	994	994
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,491	1,490
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,236	1,235
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,978	1,978
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,235	1,235
Total carrying value of debt				$9,500	9,429	9,426
Less current portion of debt					(1,000)	(999)
Total noncurrent debt					$8,429	$8,427
The Company was in compliance with all debt covenants as of April 30, 2024.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $7.4 billion and $7.8 billion as of April 30, 2024 and January 31, 2024, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the first quarter of fiscal 2025 and the last day of trading of fiscal 2024, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of April 30, 2024 were as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2025	$1,000
Fiscal 2026	0
Fiscal 2027	0
Fiscal 2028	0
Fiscal 2029	2,500
Thereafter	6,000
Total principal outstanding	$9,500
Revolving Credit Facility
In December 2020, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other institutional lenders (the “Revolving Loan Credit Agreement”) that provides for a $3.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in December 2025. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition. The Company amended the Revolving Loan Credit Agreement in April 2022 and May 2023, in each case to reflect certain administrative changes. There were no outstanding borrowings under the Credit Facility as of April 30, 2024.
9. Restructuring
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and continue advancing the Company’s ongoing commitment to profitable growth. This plan included a reduction of the Company’s workforce and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Restructuring Plan were substantially completed in fiscal 2024 and the actions associated with the real estate portion of the Restructuring Plan are expected to be substantially complete in fiscal 2026. In the first quarter of fiscal 2025, the Company approved an initiative focused on driving further operational efficiencies, optimizing our management structure and increasing cost optimization efforts to realize long-term sustainable growth through a targeted workforce reduction. The actions associated with this initiative are expected to be substantially complete in fiscal 2025.

The following tables summarize the activities related to the Company’s restructuring initiatives for the three months ended April 30, 2024 and 2023 (in millions):

	Three Months Ended April 30, 2024
	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$118	$2	$120
Charges	8	0	8
Payments	(68)	(2)	(70)
Non-cash items	(1)	0	(1)
Liability, end of the period	$57	$0	$57

	Three Months Ended April 30, 2023
	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$607	$0	$607
Charges	344	367	711
Payments	(320)	0	(320)
Non-cash items	(17)	(367)	(384)
Liability, end of the period	$614	$0	$614
The liability for restructuring charges, which is related to workforce and office space reductions, is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets. The charges reflected in the tables above related to workforce reduction included charges for employee transition, severance payments, employee benefits and share-based compensation. The charges reflected in the tables above related to office space reductions included exit charges associated with those reductions.
10. Stockholders’ Equity
Stock option activity for the three months ended April 30, 2024 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2024	12	$185.77
Exercised	(1)	174.62
Balance as of April 30, 2024	11	$190.70	$1,222
Vested or expected to vest	11	$190.10	$1,192
Exercisable as of April 30, 2024	7	$175.19	$874
Restricted stock activity for the three months ended April 30, 2024 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2024	28	$202.95
Granted - restricted stock units and awards	10	306.39
Granted - performance-based stock units	1	290.64
Canceled	(1)	208.02
Vested and converted to shares	(5)	197.41
Balance as of April 30, 2024	33	$239.08	$8,801
Expected to vest	27		$7,367

The aggregate expected stock-based compensation expense remaining to be recognized as of April 30, 2024 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2025	$2,483
Fiscal 2026	2,505
Fiscal 2027	1,670
Fiscal 2028	1,002
Fiscal 2029	106
Total stock-based compensation expense	$7,766
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of April 30, 2024 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock (the “Share Repurchase Program”). In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program. In February 2024, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program for an aggregate total authorization of $30.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Company accounts for treasury stock under the cost method.
The Company repurchased the following under its Share Repurchase Program (in millions, except average price per share):

	2024			2023
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	7	$293.00	$2,168	11	$188.17	$2,143
All repurchases were made in open market transactions. As of April 30, 2024, the Company was authorized to purchase a remaining $16.2 billion of its common stock under the Share Repurchase Program.
Dividends
In February 2024, the Company announced a cash dividend of $0.40 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on March 14, 2024, which was paid on April 11, 2024 in the amount of approximately $388 million.
11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2024, the Company reported a tax provision of $334 million on pretax income of $1.9 billion, which resulted in an effective tax rate of 18 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to research and development credits and excess tax benefits from stock-based compensation.
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

Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Germany, France, Israel, and India. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company’s tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that an insignificant decrease of its unrecognized tax benefits may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

1	Three Months Ended April 30,
	2024	2023
Numerator:
Net income	$1,533	$199
Denominator:
Weighted-average shares outstanding for basic earnings per share	970	980
Effect of dilutive securities:
Employee stock awards	15	8
Weighted-average shares outstanding for diluted earnings per share	985	988
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2024	2023
Employee stock awards	5	23
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, are forward-looking. Words such as “aims,” “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “foresees,” “goals,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “targets” and “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are inherently uncertain and based on management’s current expectations and assumptions, which are subject to risks and uncertainties that are difficult to predict, including those described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results or outcomes to differ materially from those contained in any forward-looking statements.
In light of these and other risks and uncertainties, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur as we expect or at all, and our actual results or outcomes may differ materially and adversely from those expressed or implied in our forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
In addition to our focus on top line growth levers, we are also focused on reducing our operating expenses to improve our operating margin. For example, in January 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth which included a reduction of our workforce by approximately ten percent and office space reductions within certain markets. The employee actions associated with the Restructuring Plan were substantially completed in fiscal 2024 and the real estate actions associated with the Restructuring Plan are expected to be fully complete in fiscal 2026. In addition to the Restructuring Plan, we continued to evaluate and operationalize future programs to drive further operational efficiencies, optimize our management structure and increase cost optimization efforts to realize long-term sustainable growth, including a targeted workforce reduction that was initiated in the first quarter of fiscal 2025 and is expected to be substantially complete in fiscal 2025. We have started to see improvements in our operating expenses across all operating categories, with the most opportunity in sales and marketing expense and general and administrative expenses. Over the long term, we expect to see additional operating expense improvements, which could include various restructuring initiatives to drive operational efficiencies.
Highlights from First Quarter of Fiscal 2025
•Revenue: For the three months ended April 30, 2024, revenue was $9.1 billion, an increase of 11 percent year-over-year.
•Income from Operations: For the three months ended April 30, 2024, income from operations was $1.7 billion as compared to $0.4 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 19 percent for the three months ended April 30, 2024 compared to approximately five percent for the same period in the prior year.
•Earnings per Share: For the three months ended April 30, 2024, diluted earnings per share was $1.56 as compared to diluted earnings per share of $0.20 from a year ago.
•Cash: Cash provided by operations for the three months ended April 30, 2024 was $6.2 billion, an increase of 39 percent year-over-year. Total cash, cash equivalents and marketable securities as of April 30, 2024 was $17.7 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of April 30, 2024 was approximately $53.9 billion, an increase of 15 percent year-over-year. Current remaining performance obligation as of April 30, 2024 was approximately $26.4 billion, an increase of 10 percent year-over-year.
•Share Repurchase Program: During the three months ended April 30, 2024, we repurchased approximately 7 million shares of our common stock for approximately $2.2 billion.
•Dividend Program: During the three months ended April 30, 2024, we paid approximately $388 million in dividends.
We continue to see the impact of macroeconomic factors and the more measured buying behavior of our customers on our business and our customers’ businesses in ways that are difficult to isolate and quantify. In the first quarter of fiscal 2025, we continued to experience elongated sales cycles, additional deal approval layers and deal compression. Slower growth in new and renewal business, particularly if sustained, impacts our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations minimally impacted revenues in the three months ended April 30, 2024 compared to the three months ended April 30, 2023 and our current remaining performance obligation was minimally impacted as of April 30, 2024 compared to what we would have reported as of April 30, 2023 using constant currency rates. During fiscal 2024 and the first quarter of fiscal 2025, the United States Dollar strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling and Japanese Yen. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the three months ended April 30, 2024.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for the three months ended April 30, 2024.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of April 30, 2024, our attrition rate, excluding Slack self service, was approximately eight percent.
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
Sales and Marketing
Sales and marketing expenses make up the majority of our operating expenses and consist primarily of salaries and related expenses, including stock-based compensation expense and commissions, for our sales and marketing staff, as well as payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We capitalize certain costs to obtain customer contracts, such as commissions, and amortize these costs on a straight-line basis. As such, the timing of expense recognition for these commissions is not consistent with the timing of the associated cash payment.
Our sales and marketing expenses include amortization of certain acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s trade names, customer lists and customer relationships.
General and Administrative
General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation expense, for finance and accounting, legal, internal audit, human resources and management information systems personnel, as well as professional services fees and allocated overhead.
We allocate overhead such as information technology infrastructure, rent, occupancy charges and certain employee benefits based on headcount. As such, these types of expenses are reflected in each cost of revenue and operating expense category.
Restructuring
Restructuring, primarily related to the Restructuring Plan, consists of charges related to employee transition, severance payments, employee benefits and stock-based compensation as well as exit charges associated with office space reductions. The employee actions associated with the Restructuring Plan are substantially complete and the targeted workforce reduction initiated in the first quarter of fiscal 2025 is expected to be substantially complete in fiscal 2025. The real estate actions associated with the Restructuring Plan are expected to be fully complete in fiscal 2026. Restructuring excludes allocated overhead.
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
Additionally, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 for further discussion with respect to these policies and estimates.

Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements.
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

1	Three Months Ended April 30,
	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Subscription and support	$8,585	94%	$7,642	93%
Professional services and other	548	6	605	7
Total revenues	9,133	100	8,247	100
Cost of revenues (1)(2):
Subscription and support	1,560	17	1,510	18
Professional services and other	602	7	615	8
Total cost of revenues	2,162	24	2,125	26
Gross profit	6,971	76	6,122	74
Operating expenses (1)(2):
Research and development	1,368	15	1,207	15
Sales and marketing	3,239	35	3,154	38
General and administrative	647	7	638	8
Restructuring	8	0	711	8
Total operating expenses	5,262	57	5,710	69
Income from operations	1,709	19	412	5
Gains (losses) on strategic investments, net	37	0	(141)	(2)
Other income	121	1	55	1
Income before provision for income taxes	1,867	20	326	4
Provision for income taxes	(334)	(3)	(127)	(2)
Net income	$1,533	17%	$199	2%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2024	% of Total Revenues	2023	% of Total Revenues
Cost of revenues	$238	3%	$248	3%
Sales and marketing	223	2	223	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended April 30,
	2024	% of Total Revenues	2023	% of Total Revenues
Cost of revenues	$119	1%	$103	1%
Research and development	260	3	241	3
Sales and marketing	290	3	263	3
General and administrative	81	1	73	1
Restructuring	0	0	16	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	April 30, 2024	January 31, 2024
Cash, cash equivalents and marketable securities	$17,670	$14,194
Unearned revenue	16,061	19,003
Remaining performance obligation	53.9	56.9
Principal due on our outstanding debt obligations (1)	9,500	9,500
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended April 30,		Variance
(in millions)	2024	2023	Dollars	Percent
Subscription and support	$8,585	$7,642	$943	12%
Professional services and other	548	605	(57)	(9)%
Total revenues	$9,133	$8,247	$886	11%
The increase in subscription and support revenues for the three months ended April 30, 2024 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term software licenses, which are recognized at a point in time, represented approximately seven percent and five percent of total subscription and support revenues for the three months ended April 30, 2024 and 2023, respectively. Subscription and support revenues accounted for approximately 94 percent and 93 percent of our total revenues for the three months ended April 30, 2024 and 2023, respectively.
The decrease in professional services and other revenues was due primarily to less demand for larger, multi-year transformation engagements and, in some cases, delayed projects. These trends may continue in the near term.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2024	As a % of Total Subscription and Support Revenues	2023	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$1,998	23%	$1,810	24%	10%
Service	2,182	26	1,964	26	11
Platform and Other	1,718	20	1,567	20	10
Marketing and Commerce	1,282	15	1,170	15	10
Integration and Analytics (1)	1,405	16	1,131	15	24
Total	$8,585	100%	$7,642	100%	12%
(1) In the fourth quarter of fiscal year 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes Mulesoft and Tableau.
Our industry vertical service offerings revenue is included in one of the above service offerings depending on the primary service purchased.
Integration and Analytics subscription and support revenues include revenues from term software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect Integration and Analytics to experience greater volatility in revenues period to period compared to our other service offerings and recent revenue trends may not be indicative of future performance. Additionally, as we transition customers within the Integration and Analytics offering from term software licenses to subscription based services, revenue associated with such customers will generally be recognized ratably over the contract term, which we expect may potentially result in less revenue in the period the customer transitions but incremental revenues over the remaining term.

Revenues by Geography

	Three Months Ended April 30,
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Growth Rate
Americas	$6,062	66%	$5,482	66%	11%
Europe	2,145	24	1,951	24	10
Asia Pacific	926	10	814	10	14
Total	$9,133	100%	$8,247	100%	11%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was due primarily to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. During the three months ended April 30, 2024, revenues outside of the Americas were negatively impacted by approximately one percent by foreign currency fluctuations compared to the three months ended April 30, 2023.
Cost of Revenues

	Three Months Ended April 30,				Variance Dollars
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues
Subscription and support	$1,560	17%	$1,510	18%	$50
Professional services and other	602	7%	615	8%	(13)
Total cost of revenues	$2,162	24%	$2,125	26%	$37
For the three months ended April 30, 2024, the increase in cost of revenues in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. Cost of revenues as a percentage of total revenues during the three months ended April 30, 2024 decreased by two percent from the same period a year ago due to a decrease in relative employee-related costs, including stock-based compensation expense, as well as reduced service delivery expenses. Our cost of revenues headcount increased by one percent during the three months ended April 30, 2024.
We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may cause our cost of revenues as a percentage of revenues to fluctuate in the near term due to changes in demand for our service offerings.
Operating Expenses

	Three Months Ended April 30,				Variance Dollars
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues
Research and development	$1,368	15%	$1,207	15%	$161
Sales and marketing	3,239	35	3,154	38	85
General and administrative	647	7	638	8	9
Restructuring	8	0	711	8	(703)
Total operating expenses	$5,262	57%	$5,710	69%	$(448)
For the three months ended April 30, 2024, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. Research and development expenses as a percentage of total revenues during the three months ended April 30, 2024 was consistent with the same period a year ago. Our research and development headcount increased by 16 percent during the three months ended April 30, 2024, primarily in lower cost regions.
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
For the three months ended April 30, 2024, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. Sales and marketing expenses as a percentage of total revenues during the three months ended April 30, 2024 decreased by three percent from the same period a year ago due to a decrease in relative employee-related costs, including stock-based compensation expense. Our sales and marketing headcount decreased by one percent during the three months ended April 30, 2024.
We expect that sales and marketing expenses will likely decrease as a percentage of revenues in the near term as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity.
For the three months ended April 30, 2024, the increase in general and administrative expenses in absolute dollars was primarily due to an increase in professional services expenses. General and administrative expenses as a percentage of total revenues during the three months ended April 30, 2024 decreased by one percent from the same period a year ago due to a decrease in employee-related costs. Our general and administrative headcount decreased by 5 percent during the three months ended April 30, 2024.
We expect that general and administrative expenses will likely decrease as a percentage of revenues in the near term as we continue to invest in process efficiency initiatives.
In the three months ended April 30, 2024, approximately $8 million of costs were incurred related to our restructuring initiatives, which primarily was related to employee transition, severance payments and employee benefits. We do not expect to incur significant additional charges in connection with our restructuring initiatives in the near term.
Other Income and Expenses

	Three Months Ended April 30,		Variance Dollars
(in millions)	2024	2023
Gains (losses) on strategic investments, net	$37	$(141)	$178
Other income	121	55	66
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments including impairments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity, debt or other investments, as well as high public equity market volatility. For the three months ended April 30, 2024, the gain on our strategic investment portfolio was primarily driven by unrealized gains on privately held equity investments of $105 million and realized gains on sales of securities of $59 million, partially offset by impairments of $130 million. For the three months ended April 30, 2023, the loss on strategic investments was primarily driven by impairments on privately held equity and debt securities of $177 million, partially offset by $38 million in unrealized gains on privately held equity securities.
Other income primarily consists of interest income on our marketable securities portfolio, which is partially offset by interest expense on our debt as well as our finance leases. Other income increased primarily due to an increase in investment income from rising interest rates.
Provision For Income Taxes

	Three Months Ended April 30,		Variance Dollars
(in millions)	2024	2023
Provision for income taxes	$(334)	$(127)	$(207)
Effective tax rate	18%	39%
We recorded a tax provision of $334 million on pretax income of $1.9 billion for the three months ended April 30, 2024. Our tax provision increased from a year ago primarily due to higher pretax income. Our effective tax rate decreased from a year ago primarily due to excess tax benefits from stock based compensation. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including acquisitions, changes to our operating structure and other macroeconomic factors.
Several countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime effective January 1, 2024. We expect other countries to follow. We do not anticipate material changes to our income tax provision for fiscal 2025. We continue to evaluate the impacts of legislation in the jurisdictions in which we operate. Our effective tax rate and cash tax payment could increase in future years.
Liquidity and Capital Resources
At April 30, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $17.7 billion and accounts receivable of $4.3 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of April 30, 2024, provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.

Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted noncancellable subscription agreements, which are not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt maintenance needs over the next 12 months.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For the three months ended April 30, 2024 and 2023 our cash flows were as follows (in millions):

1	Three Months Ended April 30,
	2024	2023
Net cash provided by operating activities	$6,247	$4,491
Net cash provided by (used in) investing activities	(2,651)	347
Net cash used in financing activities	(2,108)	(2,716)
Operating Activities
The net cash provided by operating activities during the three months ended April 30, 2024 was primarily comprised of net income of $1.5 billion, adjusted for non-cash items, including $879 million of depreciation and amortization and $750 million of stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the three months ended April 30, 2024 was further benefited by the changes in accounts receivable, net of $7.2 billion partially offset by the change in unearned revenue of $3.0 billion and the change in accounts payable and accrued expenses and other liabilities of $755 million. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
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
Investing Activities
The net cash used in investing activities during the three months ended April 30, 2024 was primarily related to net outflows from marketable securities activity of $2.0 billion, net outflows for the acquisition of Spiff of $338 million, net outflows from strategic investment activity of $150 million and capital expenditures of $163 million.
The net cash provided by investing activities during the three months ended April 30, 2023 was related to net inflows of $686 million from marketable securities activity which was partially offset by capital expenditures of $243 million and net outflows of $96 million from strategic investment activity.
Financing Activities
Net cash used in financing activities during the three months ended April 30, 2024 consisted primarily of $2.1 billion from repurchases of common stock and $388 million related to payments of dividends, partially offset by $533 million from proceeds from equity plans.
Net cash used in financing activities during the three months ended April 30, 2023 consisted primarily of $2.1 billion from repurchases of common stock and $1.0 billion related to the repayment of the 2023 Senior Notes, partially offset by $449 million from proceeds from equity plans.
Debt
As of April 30, 2024, we had senior unsecured debt outstanding, with maturities starting in July 2024 and extending through July 2061 with a total carrying value of $9.4 billion, of which $1.0 billion was related to the 2024 Senior Notes due in the next 12 months. We were in compliance with all debt covenants as of April 30, 2024.

In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of April 30, 2024. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition. In April 2022 and May 2023, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
In August 2022, the Board authorized a program to repurchase up to $10.0 billion of our common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. In February 2023, the Board authorized an additional $10.0 billion in repurchases under the Share Repurchase Program. In February 2024, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program for an aggregate total authorization of $30.0 billion.
We repurchased the following under the Share Repurchase Program (in millions, except average price per share):

	2024			2023
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	7	$293.00	$2,168	11	$188.17	$2,143
All repurchases were made in open market transactions. As of April 30, 2024, we were authorized to purchase a remaining $16.2 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to April 30, 2024, we have paid approximately $0.6 billion through May 24, 2024 for additional shares under the Share Repurchase Program.

The Inflation Reduction Act introduced a new one percent excise tax imposed on certain stock repurchases made after December 31, 2022. The excise tax is assessed on an annual fiscal year basis and generally paid in the subsequent fiscal year. However, we expect the timing of the fiscal 2024 payment to be determined by the anticipated final regulations. The excise tax may apply to our stock repurchases this fiscal year and could be impacted by factors including the Company’s share price. In the event of an excise tax for fiscal 2025, next fiscal year's financing cash flow could be impacted.
Dividends
On February 28, 2024, we announced a quarterly dividend policy and the declaration of our first-ever cash dividend. In April 2024, we paid a cash dividend of $0.40 per share of our outstanding common stock to stockholders of record as of the close of business on March 14, 2024, totaling approximately $388 million.
The declaration and payment of future cash dividends is subject to our Board continuing to determine that the declaration of dividends is in the best interests of the Company and its stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of April 30, 2024, the future noncancellable minimum payments under these commitments were approximately $4.4 billion, with payments of $780 million due in the next nine months and $3.6 billion due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the three months ended April 30, 2024 and in future years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure, including offices, information technology and data centers, as well as investments with infrastructure service providers, to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
As of April 30, 2024, we expect approximately $180 million to $200 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities. Additionally, as we have utilized the majority of our net operating loss and tax credits carryforward, we expect an increase in cash taxes.

Environmental, Social and Governance
We believe that business is the greatest platform for change. By focusing on environmental, social and governance (“ESG”) excellence, Salesforce strives to be a leading example of an ethical, resilient company delivering value to stakeholders now and in the future. We aim to maintain our public commitments with the highest standards of integrity and transparency and enable compliance with global ESG regulations.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended April 30, 2024, was minimally impacted by fluctuations in foreign currencies compared to the three months ended April 30, 2023. In addition, fluctuations in USD against international currencies minimally impacted our current remaining performance obligation as of April 30, 2024 compared to what we would have reported as of April 30, 2023 using constant currency rates.
Interest Rate Sensitivity
As of April 30, 2024, we had cash, cash equivalents and marketable securities totaling $17.7 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at April 30, 2024 could result in a $80 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2024, we had cash, cash equivalents and marketable securities totaling $14.2 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $65 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of April 30, 2024	Interest Terms	Contractual Interest Rate
2024 Senior Notes	July 2024	$1,000	Fixed	0.625%
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
Any borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of April 30, 2024, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of April 30, 2024, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $5.0 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 15 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of April 30, 2024 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of April 30, 2024
Publicly held equity securities	$26	$57	$0	$83
Privately held equity securities	4,111	1,268	(617)	4,762
Total equity securities	$4,137	$1,325	$(617)	$4,845
Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. We anticipate future volatility in our condensed consolidated statement of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
Our investments in privately held equity securities are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement in the total enterprise value of the company. As a result, the value of our investment in a specific company may move by more or less than a change in that company’s overall value. Our ten largest privately held equity securities represent 38 percent of our total strategic investments as of April 30, 2024. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would have declined by approximately $124 million.
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
For more information regarding legal proceedings see Note 13 “Legal Proceedings and Claims” to the condensed consolidated financial statements in Item 1 of Part I.

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
•Evolving industry-specific regulations, requirements, interpretive positions or standards.
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
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial, health and other personal information. Our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•third-party attempts to fraudulently induce our employees, partners or customers to disclose sensitive information such as usernames, passwords or other information to gain access to our customers’ data or IT systems, or our data or our IT systems;
•efforts by individuals or groups of hackers and sophisticated organizations, such as criminal organizations, state-sponsored organizations or nation-states, to launch coordinated attacks, including ransomware, destructive malware and distributed denial-of-service attacks;
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
In the normal course of business, we are and have been the target of malicious cyberattack attempts and have experienced other security incidents. Although, to date, such identified security events have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, there can be no assurance that future cyberattacks will not be material or significant. Additionally, as our market presence grows, we may face increased risks of cyberattack attempts or security threats, and as AI technologies, including generative AI models, develop rapidly, threat actors are starting to use these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against.
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
•challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and term software license revenue, as well as appropriate allocation of the customer consideration to the individual deliverables;
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
•in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures and political environments; and
•the tax effects related to integration and business operation changes, realizability of our deferred tax assets, and uncertain tax liabilities.
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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, recent changes in our work environment and workforce, including those arising from our Restructuring Plan or other restructuring actions or our return to office and remote work policies, may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. Further, reductions in our real estate portfolio resulting from our Restructuring Plan may impede our ability to adequately accommodate employees returning to the office or future headcount growth. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Such sales organization changes have in some periods resulted in, and may in the future result in, a reduction of productivity, which could negatively impact our rate of growth in the current and future quarters and operating results, including revenue. For example, the Restructuring Plan and other restructuring actions involved such changes to our sales organization, which could negatively impact our productivity, growth rate and operating results, which may adversely affect the market price of our common stock. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
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
The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, denial-of-service attacks or related cyber incidents, and it could face outages and delays in the future, potentially reducing the availability of the Internet to us or our customers for delivery of our services. Additionally, the availability and reliability of the Internet may vary in certain countries, particularly those in emerging markets, which can result in outages or delays. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.
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
In January 2023, we announced the Restructuring Plan, which was intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Restructuring Plan included a reduction of our workforce, which was substantially completed by the end of fiscal 2024, and select real estate exits and office space reductions within certain markets, which are expected to be completed by the end of fiscal 2026. In the first quarter of fiscal 2025, we initiated a further reduction of less than one percent of our workforce, which is expected to be substantially complete in fiscal 2025. The Restructuring Plan and other recent workforce reductions, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key employees.
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
The market for enterprise applications and platform services is highly competitive, rapidly evolving, fragmented and subject to changing technology, low barriers to entry, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to a different enterprise software service. Additionally, third-party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.
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
•vendors who offer software tailored to specific services, industries or market segments, as opposed to our full suite of service offerings, including suppliers of traditional business intelligence and data preparation products, integration software vendors, marketing vendors, e-commerce solutions vendors or data platform vendors;
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
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, broader suites of service offerings and larger marketing budgets, as well as substantially greater financial, technical, personnel and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands and offer more targeted and simplified solutions. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or provide competitive pricing, more flexible contracts or faster implementations. Additionally, we are building AI into many of our offerings, and we expect to face increased competition as AI technologies are integrated into the markets in which we compete. Our competitors may be able to develop new AI offerings that disrupt workforce needs and negatively impact demand for our offerings, or incorporate AI into their offerings more successfully than we do and achieve greater and faster adoption. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
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
We manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and system integrators. While we invest in companies that we believe are digitally transforming their industries, advancing responsible generative AI, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives, we may still experience unforeseen brand or reputational harm associated with our investments. Our investments range from early to late stage companies, including investments made concurrent with a company’s initial public offering. Investments in early stage companies are inherently speculative, as these companies may not yet be revenue-generating and could still be in the process of developing their products and services at the time of our investment. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. We may also experience challenges from regulatory authorities in connection with our investments, including from antitrust authorities who are increasingly scrutinizing technology investments and acquisitions, and which may lead to unforeseen expenditures or which may block, delay or impose undesirable conditions on transactions involving our investment portfolio. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. All of our investments are subject to a risk of partial or total loss of invested capital.
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
Policies we adopt or choose not to adopt on social and ethical issues, especially regarding the use of our products, may be unpopular with some of our employees or with our customers or potential customers, and have in the past impacted and may in the future impact our ability to attract or retain employees and customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these policies. Further, actions taken by our customers and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability, particularly in light of regulatory requirements like the Digital Services Act (“DSA”) from the EU. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that we have a strong defense against these allegations, legal proceedings can be lengthy, expensive and disruptive to our operations and the outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability.
We are increasingly building AI into many of our offerings, including generative AI. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability, especially as geopolitical turmoil creates increasingly volatile political and market conditions. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation will require additional investment in the licensing or development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. Moreover, the move from AI content classification to AI content generation through our development of Einstein Copilot and other generative AI products brings additional risks and responsibility. Known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed or protected content to their detriment, or the owners of such copyrighted material seek to enforce their rights, we may be exposed to brand or reputational harm, competitive harm and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
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
Standards for tracking and reporting ESG matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. For example, the proliferation of climate and other ESG disclosure requirements at the local, national and international levels have required and may continue to require significant effort and resources and could result in changes to our current ESG goals in order to comply with differing requirements.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both a covered business and service provider. These laws continue to evolve, including most recently with India’s Digital Personal Data Protection Act 2023, and as various jurisdictions introduce similar proposals, which often include subsequent rules and regulation, we and our customers become subject to additional regulatory burdens. New EU laws related to the use of data, including in the DSA, the Data Act and AI Act, may impose additional rules and restrictions on the use of the data in our products and services.
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
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses (“SCCs”) as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have since adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may continue to be inclined to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers and the cost and complexity of providing our services in certain markets may increase. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.

The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business. In March 2023, Salesforce launched the Hyperforce EU Operating Zone, which is designed to enable storage and processing of customer data solely within the EU. This EU service may enhance our ability to attract and retain customers operating in the EU, but may also increase the cost and complexity of supporting those customers, and our customers may demand similar offerings in other territories.
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
Industry-specific regulations and other requirements and standards are evolving and industry-specific laws, regulations, interpretive positions or standards could harm our business.
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
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, affecting our brand, causing us to incur significant expenses and harming our business. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have many U.S. patents and pending U.S. and international patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Similar uncertainty applies to our U.S. and international trademark registrations and applications. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property rights in the U.S. and elsewhere. Additionally, the intellectual property ownership and license rights, including copyright, surrounding AI technologies, which we are increasingly building into our product offerings, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims related to AI training or output. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available and legal changes and uncertainty in various countries’ intellectual property regimes may result in making conduct that we believe is lawful to be deemed violative of others’ rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard-setting activity, our contribution to open source projects, various competition law regimes or the need to obtain licenses from others may require us to license our intellectual property in certain circumstances. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
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
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Sanctions and import and export control regulations in the United States and other countries are subject to change and uncertainty, including as a result of rapidly evolving technology and geopolitical developments such as events affecting relations between the United States and China, multi-jurisdictional sanctions on Russia, war in Ukraine and the Israel-Hamas war. Regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including efforts to combat diversion of services to sanctioned countries and parties, several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations.
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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of ongoing conflicts, such as the war in Ukraine and the Israel-Hamas war, the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from term software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. Additionally, if sales through indirect channels increase, this may lead to greater difficulty in forecasting revenue and anticipated rate of growth. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. If we are not able to provide continued operating margin expansion, our business could be harmed and the market price of our common stock could decline.
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
As of April 30, 2024, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of April 30, 2024, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition.
In addition to the outstanding and potential debt obligations above, we have also recorded substantial liabilities associated with noncancellable future payments on our long-term lease agreements. We also have significant other contractual commitments, including leases that have not yet commenced and commitments with infrastructure service providers, which are not reflected on our condensed consolidated balance sheets.
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
We regularly monitor our compliance with applicable financial and nonfinancial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new financial or nonfinancial standards or pronouncements, changes to existing standards or pronouncements and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. For example, new and proposed reporting requirements, such as the SEC’s recently adopted climate-related disclosure requirements, may require us to change our accounting policies, to alter our operational policies, and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.
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
•variations in the revenue mix of our services and growth rates of our subscription and support offerings, including the timing of term software license sales for which the revenue is recognized at a point in time;
•the seasonality of our sales cycle, including term software license sales, and timing of contract execution and the corresponding impact on revenue recognized at a point in time;
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
•changes in the fair value of our strategic investments, including impairments, which could negatively and materially impact our financial results, particularly in periods of significant market fluctuations;
•equity or debt issuances, including as consideration in or in conjunction with acquisitions;
•the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards over their vesting schedules;

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
•any increase to or reduction, suspension or elimination of dividend payments;
•the inability to conclude that our internal controls over financial reporting are effective;
•changes to our credit ratings; and
•ESG and other issues impacting our reputation.
In addition, if the market for technology stocks or the greater securities market in general experience uneven investor confidence, the market price of our common stock has and could in the future decline for reasons unrelated to our business, operating results or financial condition, including as a reaction to events that affect other companies within, or outside, our industry. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, such as the securities litigation against Slack that was brought before our acquisition. Such litigation, whether against Salesforce or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and any liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.
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
On February 28, 2024, we announced a quarterly dividend policy and the declaration of our first-ever cash dividend. Whether we continue to pay cash dividends, as well as the rate at which we pay cash dividends, in the future is subject to continued capital availability, general economic and market conditions, applicable laws and agreements and our Board continuing to determine that the declaration of dividends is in the best interests of the Company and its stockholders. The declaration and payment of any dividend may be discontinued at any time and dividend amounts may be reduced at any time. A discontinuation of or reduction in our dividend payments could have a negative effect on our stock price.

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
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with climate-related events. These events in turn have impacts on inflation risks, food security, water security (including for water availability for data center cooling), energy security and on our employees’ health and well-being. Furthermore, it is more difficult to mitigate the impact of these events on our employees working remotely or at client sites. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of companies we invest in, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In particular, climate-related events, energy market volatility, and power grid disruptions may increase the operational costs of data centers for Salesforce or our third-party providers. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with investors, suppliers and customers, our financial performance or our ability to recruit and retain talent.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchases of the Company’s common stock for the three months ended April 30, 2024 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2024	1	$289.94	1	$17,836
March 2024	3	305.32	3	17,001
April 2024	3	283.41	3	16,158
Total	7		7
(1)    In August 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of the Company’s common stock. In February 2023, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program. In February 2024, the Board of Directors authorized an additional $10.0 billion in repurchases under the Share Repurchase Program for an aggregate total authorization of $30.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.

In connection with the Company’s acquisition of Spiff, Inc., on February 1, 2024, the Company issued 45,845 shares of its common stock to certain former stockholders of Spiff, Inc. that will vest over time. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended April 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.1	4/4/2022
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/16/2022
10.1*	Amended and Restated Annual Performance Bonus Plan	X
10.2*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan	X
10.3*	Salesforce, Inc. Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.4*	Forms of equity award agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.5*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.6*	Offer Letter, dated June 8, 2023, between Salesforce, Inc. and Sabastian Niles	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2024
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: May 29, 2024
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)