Form 10-Q
period 2024-07-31
Salesforce, Inc.
filed 2024-08-29
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 23, 2024, there were approximately 956 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	July 31, 2024	January 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,682	$8,472
Marketable securities	4,954	5,722
Accounts receivable, net	5,391	11,414
Costs capitalized to obtain revenue contracts, net	1,851	1,905
Prepaid expenses and other current assets	1,984	1,561
Total current assets	21,862	29,074
Property and equipment, net	3,580	3,689
Operating lease right-of-use assets, net	2,130	2,366
Noncurrent costs capitalized to obtain revenue contracts, net	2,201	2,515
Strategic investments	5,017	4,848
Goodwill	48,941	48,620
Intangible assets acquired through business combinations, net	4,415	5,278
Deferred tax assets and other assets, net	4,034	3,433
Total assets	$92,180	$99,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,220	$6,111
Operating lease liabilities, current	559	518
Unearned revenue	15,222	19,003
Debt, current	0	999
Total current liabilities	21,001	26,631
Noncurrent debt	8,430	8,427
Noncurrent operating lease liabilities	2,404	2,644
Other noncurrent liabilities	2,712	2,475
Total liabilities	34,547	40,177
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(18,182)	(11,692)
Additional paid-in capital	62,143	59,841
Accumulated other comprehensive loss	(236)	(225)
Retained earnings	13,907	11,721
Total stockholders’ equity	57,633	59,646
Total liabilities and stockholders’ equity	$92,180	$99,823

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenues:
Subscription and support	$8,764	$8,006	$17,349	$15,648
Professional services and other	561	597	1,109	1,202
Total revenues	9,325	8,603	18,458	16,850
Cost of revenues (1)(2):
Subscription and support	1,556	1,515	3,116	3,025
Professional services and other	603	598	1,205	1,213
Total cost of revenues	2,159	2,113	4,321	4,238
Gross profit	7,166	6,490	14,137	12,612
Operating expenses (1)(2):
Research and development	1,349	1,220	2,717	2,427
Sales and marketing	3,224	3,113	6,463	6,267
General and administrative	711	632	1,358	1,270
Restructuring	99	49	107	760
Total operating expenses	5,383	5,014	10,645	10,724
Income from operations	1,783	1,476	3,492	1,888
Losses on strategic investments, net	(37)	(29)	0	(170)
Other income	91	45	212	100
Income before provision for income taxes	1,837	1,492	3,704	1,818
Provision for income taxes	(408)	(225)	(742)	(352)
Net income	$1,429	$1,267	$2,962	$1,466
Basic net income per share	$1.48	$1.30	$3.06	$1.50
Diluted net income per share	$1.47	$1.28	$3.03	$1.49
Shares used in computing basic net income per share	964	975	967	977
Shares used in computing diluted net income per share	973	986	979	987
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenues	$231	$250	$469	$498
Sales and marketing	223	222	446	445
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenues	$132	$112	$251	$215
Research and development	276	256	536	497
Sales and marketing	309	277	599	540
General and administrative	91	79	172	152
Restructuring	2	0	2	16

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income	$1,429	$1,267	$2,962	$1,466
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(4)	5	(27)	11
Unrealized gains (losses) on marketable securities and privately held debt securities	48	(5)	18	11
Other comprehensive income (loss), before tax	44	0	(9)	22
Tax effect	(10)	(3)	(2)	(6)
Other comprehensive income (loss), net	34	(3)	(11)	16
Comprehensive income	$1,463	$1,264	$2,951	$1,482

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended July 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2024	1,035	$1	(64)	$(11,692)	$59,841	$(225)	$11,721	$59,646
Common stock issued	7	0	0	0	352	0	0	352
Common stock repurchased	0	0	(7)	(2,168)	0	0	0	(2,168)
Stock-based compensation	0	0	0	0	753	0	0	753
Other comprehensive loss, net of tax	0	0	0	0	0	(45)	0	(45)
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,533	1,533
Balance at April 30, 2024	1,042	$1	(71)	$(13,860)	$60,946	$(270)	$12,866	$59,683
Common stock issued	5	0	0	0	384	0	0	384
Common stock repurchased	0	0	(18)	(4,322)	0	0	0	(4,322)
Stock-based compensation	0	0	0	0	813	0	0	813
Other comprehensive income, net of tax	0	0	0	0	0	34	0	34
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,429	1,429
Balance at July 31, 2024	1,047	1	(89)	(18,182)	62,143	(236)	13,907	57,633

	Three and Six Months Ended July 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2023	1,009	$1	(28)	$(4,000)	$55,047	$(274)	$7,585	$58,359
Common stock issued	7	0	0	0	283	0	0	283
Common stock repurchased	0	0	(11)	(2,144)	0	0	0	(2,144)
Stock-based compensation	0	0	0	0	696	0	0	696
Other comprehensive income, net of tax	0	0	0	0	0	19	0	19
Net income	0	0	0	0	0	0	199	199
Balance at April 30, 2023	1,016	$1	(39)	$(6,144)	$56,026	$(255)	$7,784	$57,412
Common stock issued	7	0	0	0	595	0	0	595
Common stock repurchased	0	0	(9)	(1,913)	0	0	0	(1,913)
Stock-based compensation	0	0	0	0	724	0	0	724
Other comprehensive loss, net of tax	0	0	0	0	0	(3)	0	(3)
Net income	0	0	0	0	0	0	1,267	1,267
Balance at July 31, 2023	1,023	1	(48)	(8,057)	57,345	(258)	9,051	58,082

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Operating activities:
Net income	$1,429	$1,267	$2,962	$1,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	907	890	1,786	2,144
Amortization of costs capitalized to obtain revenue contracts, net	526	476	1,043	946
Stock-based compensation expense	810	724	1,560	1,420
Losses on strategic investments, net	37	29	0	170
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(1,136)	(768)	6,026	5,355
Costs capitalized to obtain revenue contracts, net	(427)	(331)	(675)	(606)
Prepaid expenses and other current assets and other assets	(477)	(52)	(991)	(343)
Accounts payable and accrued expenses and other liabilities	220	(376)	(535)	(1,779)
Operating lease liabilities	(158)	(167)	(243)	(335)
Unearned revenue	(839)	(884)	(3,794)	(3,139)
Net cash provided by operating activities	892	808	7,139	5,299
Investing activities:
Business combinations, net of cash acquired	0	0	(338)	0
Purchases of strategic investments	(104)	(182)	(307)	(287)
Sales of strategic investments	52	13	105	22
Purchases of marketable securities	(550)	(1,798)	(3,802)	(2,166)
Sales of marketable securities	2,482	533	3,098	802
Maturities of marketable securities	898	462	1,534	1,247
Capital expenditures	(137)	(180)	(300)	(423)
Net cash provided by (used in) investing activities	2,641	(1,152)	(10)	(805)
Financing activities:
Repurchases of common stock	(4,335)	(1,949)	(6,468)	(4,003)
Proceeds from employee stock plans	202	362	735	811
Principal payments on financing obligations	(285)	(282)	(405)	(392)
Repayments of debt	(1,000)	(181)	(1,000)	(1,182)
Payments of dividends	(384)	0	(772)	0
Net cash used in financing activities	(5,802)	(2,050)	(7,910)	(4,766)
Effect of exchange rate changes	(7)	11	(9)	28
Net decrease in cash and cash equivalents	(2,276)	(2,383)	(790)	(244)
Cash and cash equivalents, beginning of period	9,958	9,155	8,472	7,016
Cash and cash equivalents, end of period	$7,682	$6,772	$7,682	$6,772
(1) Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.
See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$90	$90	$118	$136
Income taxes, net of tax refunds	$823	$129	$917	$251

See accompanying Notes.

Salesforce, Inc.
Notes to Condensed Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the Customer 360 platform, the Company delivers a single source of truth, connecting customer data with integrated artificial intelligence across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. Since its founding in 1999, the Company has pioneered innovations in cloud, mobile, social, analytics and artificial intelligence, enabling companies of every size and industry to transform their businesses in the digital-first world.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2024 and the condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and six months ended July 31, 2024 and 2023, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2024 and its results of operations, including its comprehensive income, stockholders' equity and cash flows for the three and six months ended July 31, 2024 and 2023. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2025.
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
No single customer accounted for ten percent or more of accounts receivable as of July 31, 2024 and January 31, 2024. No single customer accounted for ten percent or more of total revenue during the three and six months ended July 31, 2024 and 2023. As of July 31, 2024 and January 31, 2024, assets located outside the Americas were 15 percent and 16 percent of total assets, respectively. As of July 31, 2024 and January 31, 2024, assets located in the United States were 83 percent and 82 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of July 31, 2024, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 15 percent of the portfolio in the aggregate. As of January 31, 2024, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investments portfolio and represented approximately 16 percent of the portfolio in the aggregate.
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
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and six months ended July 31, 2024 and 2023.
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
Privately held equity securities where the Company lacks a controlling financial interest but does exercise significant influence are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted only for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through losses on strategic investments, net on the condensed consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the condensed consolidated balance sheet. Other privately held investments not classified as debt or equity securities are recorded at cost and adjusted for impairment events, with any associated gains and losses recorded through losses on strategic investments, net on the consolidated statements of operations.
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
Publicly held equity securities are measured at fair value with changes recorded through losses on strategic investments, net on the condensed consolidated statements of operations.

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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of outstanding foreign currency derivative contracts as of July 31, 2024 and January 31, 2024 was $8.7 billion and $8.6 billion, respectively.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net losses on strategic investments in the condensed consolidated statements of operations.
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
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on grant date at fair value using the grant date closing stock price for restricted stock units and restricted stock awards and using the Black-Scholes option pricing model for stock options. The Company recognizes stock-based compensation expense related to restricted stock units, restricted stock awards, and stock options on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. The estimated forfeiture rate applied is based on historical forfeiture rates.
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
Warranties and Indemnification
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe on a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying condensed consolidated financial statements.
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
New Accounting Pronouncements Pending Adoption
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Sales	$2,071	$1,895	$4,069	$3,705
Service	2,257	2,049	4,439	4,013
Platform and Other	1,786	1,638	3,504	3,205
Marketing and Commerce	1,308	1,238	2,590	2,408
Integration and Analytics (1)	1,342	1,186	2,747	2,317
	$8,764	$8,006	$17,349	$15,648
(1) In the fourth quarter of fiscal 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes Mulesoft and Tableau.

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Americas	$6,201	$5,769	$12,263	$11,251
Europe	2,184	1,974	4,329	3,925
Asia Pacific	940	860	1,866	1,674
	$9,325	$8,603	$18,458	$16,850
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during the three and six months ended July 31, 2024 and 2023. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2024 and 2023.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $885 million as of July 31, 2024 as compared to $758 million as of January 31, 2024, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Unearned revenue, beginning of period	$16,061	$15,121	$19,003	$17,376
Billings and other (1)	8,430	7,723	14,538	13,660
Contribution from contract asset	56	(4)	126	51
Revenue recognized over time	(8,852)	(8,178)	(17,423)	(16,015)
Revenue recognized at a point in time	(473)	(425)	(1,035)	(835)
Unearned revenue from business combinations	0	0	13	0
Unearned revenue, end of period	$15,222	$14,237	$15,222	$14,237
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2024	$26.5	$27.0	$53.5
As of January 31, 2024	$27.6	$29.3	$56.9
3. Investments
Marketable Securities
At July 31, 2024, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,348	$6	$(28)	$2,326
U.S. treasury securities	454	0	(6)	448
Mortgage-backed obligations	181	0	(7)	174
Asset-backed securities	837	2	(4)	835
Municipal securities	99	0	(2)	97
Commercial paper	912	0	0	912
Covered bonds	34	0	(2)	32
Other	130	0	0	130
Total marketable securities	$4,995	$8	$(49)	$4,954
At January 31, 2024, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,014	$9	$(45)	$2,978
U.S. treasury securities	583	0	(8)	575
Mortgage-backed obligations	244	1	(9)	236
Asset-backed securities	1,381	5	(7)	1,379
Municipal securities	139	0	(3)	136
Commercial paper	213	0	0	213
Covered bonds	81	0	(3)	78
Other	127	1	(1)	127
Total marketable securities	$5,782	$16	$(76)	$5,722
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	July 31, 2024	January 31, 2024
Due within 1 year	$2,889	$2,523
Due in 1 year through 5 years	2,058	3,180
Due in 5 years through 10 years	7	19
	$4,954	$5,722

Strategic Investments
Strategic investments by form and measurement category as of July 31, 2024 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$65	$4,726	$126	$4,917
Debt securities and other investments	0	0	100	100
Balance as of July 31, 2024	$65	$4,726	$226	$5,017
Strategic investments by form and measurement category as of January 31, 2024 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$80	$4,557	$130	$4,767
Debt securities and other investments	0	0	81	81
Balance as of January 31, 2024	$80	$4,557	$211	$4,848
The Company holds investments in, or management agreements with, variable interest entities (“VIEs”) which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $429 million and $382 million, as of July 31, 2024 and January 31, 2024, respectively.
Losses on Strategic Investments, Net
The components of losses on strategic investments, net were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Unrealized gains (losses) recognized on publicly traded equity securities, net	$(22)	$2	$(19)	$2
Unrealized gains recognized on privately held equity securities, net	44	13	149	51
Impairments on privately held equity and debt securities	(60)	(80)	(190)	(257)
Unrealized losses, net	(38)	(65)	(60)	(204)
Realized gains on sales of securities, net	1	36	60	34
Losses on strategic investments, net	$(37)	$(29)	$0	$(170)
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $44 million and $6 million and impairments and downward adjustments of $51 million and $81 million for the three months ended July 31, 2024 and 2023, respectively, and upward adjustments of $160 million and $52 million and impairments of $190 million and $256 million for the six months ended July 31, 2024, and 2023, respectively.
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

The following table presents information about the Company’s assets that were measured at fair value as of July 31, 2024 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,523	$0	$1,523
Money market mutual funds	4,093	0	0	4,093
Cash equivalent securities	0	116	0	116
Marketable securities:
Corporate notes and obligations	0	2,326	0	2,326
U.S. treasury securities	0	448	0	448
Mortgage-backed obligations	0	174	0	174
Asset-backed securities	0	835	0	835
Municipal securities	0	97	0	97
Commercial paper	0	912	0	912
Covered bonds	0	32	0	32
Other	0	130	0	130
Strategic investments:
Equity securities	65	0	0	65
Total assets	$4,158	$6,593	$0	$10,751
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.0 billion of cash, as of July 31, 2024.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $5.0 billion and $4.8 billion as of July 31, 2024 and January 31, 2024, respectively.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates.
Total operating lease costs were $193 million and $191 million for the three months ended July 31, 2024 and 2023, respectively, and were $351 million and $660 million for the six months ended July 31, 2024 and 2023, respectively. Included in operating lease costs are amounts related to restructuring charges, which are discussed in Note 9 “Restructuring.”
As of July 31, 2024, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining six months of fiscal 2025	$316	$190
Fiscal 2026	601	341
Fiscal 2027	525	230
Fiscal 2028	459	55
Fiscal 2029	380	12
Thereafter	1,033	1
Total minimum lease payments	3,314	829
Less: Imputed interest	(351)	(34)
Total	$2,963	$795
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of July 31, 2024 included approximately $1.7 billion of accrued compensation as compared to $2.5 billion as of January 31, 2024.

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
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2024	Additions and retirements, net	July 31, 2024	January 31, 2024	Expense and retirements, net	July 31, 2024	January 31, 2024	July 31, 2024	July 31, 2024
Acquired developed technology	$4,624	$44	$4,668	$(3,208)	$(469)	$(3,677)	$1,416	$991	1.9
Customer relationships	6,674	8	6,682	(2,985)	(421)	(3,406)	3,689	3,276	4.3
Other (1)	303	0	303	(130)	(25)	(155)	173	148	3.0
Total	$11,601	$52	$11,653	$(6,323)	$(915)	$(7,238)	$5,278	$4,415	3.7
(1) Included in Other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended July 31, 2024 and 2023 was $454 million and $472 million, respectively, and for the six months ended July 31, 2024 and 2023 was $915 million, and $943 million, respectively.
The expected future amortization expense for intangible assets as of July 31, 2024 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2025	$699
Fiscal 2026	1,372
Fiscal 2027	1,005
Fiscal 2028	628
Fiscal 2029	496
Thereafter	215
Total amortization expense	$4,415
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2024	$48,620
Acquisition of Spiff	323
Adjustments (1)	(2)
Balance as of July 31, 2024	$48,941
(1) Adjustments include the effect of foreign currency translation.

8. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of July 31, 2024	Carrying Value as of July 31, 2024	Carrying Value as of January 31, 2024
2024 Senior Notes (1)	July 2021	July 2024	0.625%	0	0	999
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,495	1,495
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	994	994
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,491	1,490
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,236	1,235
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,978	1,978
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,235
Total carrying value of debt				8,500	8,430	9,426
Less current portion of debt					0	(999)
Total noncurrent debt					$8,430	$8,427
(1) The Company repaid in full the 2024 Senior Notes in the second quarter of fiscal 2025.
The Company was in compliance with all debt covenants as of July 31, 2024.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $6.7 billion and $7.8 billion as of July 31, 2024 and January 31, 2024, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the second quarter of fiscal 2025 and the last day of trading of fiscal 2024, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of July 31, 2024 were as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2025	$0
Fiscal 2026	0
Fiscal 2027	0
Fiscal 2028	0
Fiscal 2029	2,500
Thereafter	6,000
Total principal outstanding	$8,500
Revolving Credit Facility
In December 2020, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other institutional lenders (the “Revolving Loan Credit Agreement”) that provides for a $3.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in December 2025. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition. The Company amended the Revolving Loan Credit Agreement in April 2022 and May 2023, in each case to reflect certain administrative changes. There were no outstanding borrowings under the Credit Facility as of July 31, 2024.
9. Restructuring
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and continue advancing the Company’s ongoing commitment to profitable growth. This plan included a reduction of the Company’s workforce and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Restructuring Plan were substantially completed in fiscal 2024 and the actions associated with the real estate portion of the Restructuring Plan are expected to be substantially complete in fiscal 2026. In the first half of fiscal 2025, the Company approved restructuring initiatives focused on driving further operational efficiencies, optimizing our management structure and increasing cost optimization efforts to realize long-term sustainable growth through a targeted workforce reduction. The actions associated with these initiatives are expected to be substantially complete in fiscal 2025.

The following tables summarize the activities related to the Company’s restructuring initiatives for the three and six months ended July 31, 2024 and 2023 (in millions):

	Three Months Ended July 31, 2024			Six Months Ended July 31, 2024
	Workforce Reduction	Office Space Reductions	Total	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$57	$0	$57	$118	$2	$120
Charges	62	37	99	70	37	107
Payments	(49)	0	(49)	(117)	(2)	(119)
Non-cash items	(1)	(37)	(38)	(2)	(37)	(39)
Liability, end of the period	$69	$0	$69	$69	$0	$69

	Three Months Ended July 31, 2023			Six Months Ended July 31, 2023
	Workforce Reduction	Office Space Reductions	Total	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$614	$0	$614	$607	$0	$607
Charges	45	4	49	389	371	760
Payments	(540)	(2)	(542)	(860)	(2)	(862)
Non-cash items	(2)	(2)	(4)	(19)	(369)	(388)
Liability, end of the period	$117	$0	$117	$117	$0	$117
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
10. Stockholders’ Equity
Stock option activity for the six months ended July 31, 2024 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2024	12	$185.77
Exercised	(2)	171.10
Balance as of July 31, 2024	10	$191.95	$738
Vested or expected to vest	10	$191.54	$725
Exercisable as of July 31, 2024	7	$179.24	$576

Restricted stock activity for the six months ended July 31, 2024 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2024	28	$202.95
Granted - restricted stock units and awards	11	303.48
Granted - performance-based stock units	1	290.64
Canceled	(2)	217.59
Vested and converted to shares	(8)	200.12
Balance as of July 31, 2024	30	$242.17	$7,873
Expected to vest	26		$6,686
The aggregate expected stock-based compensation expense remaining to be recognized as of July 31, 2024 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2025	$1,721
Fiscal 2026	2,543
Fiscal 2027	1,680
Fiscal 2028	1,026
Fiscal 2029	121
Total stock-based compensation expense	$7,091
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of July 31, 2024 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
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
The Company repurchased the following under its Share Repurchase Program (in millions, except average price per share):

	2024			2023
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	7	$293.00	$2,168	11	$188.17	$2,143
Three months ended July 31	18	$246.14	$4,288	9	$211.83	$1,913
All repurchases were made in open market transactions. As of July 31, 2024, the Company was authorized to purchase a remaining $11.9 billion of its common stock under the Share Repurchase Program.

Dividends
The Company announced the following dividends (in millions, except dividend per share):

Record Date	Payment Date	Dividend per Share	Amount
March 14, 2024	April 11, 2024	$0.40	$388
July 9, 2024	July 25, 2024	$0.40	$388
11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2024, the Company reported a tax provision of $742 million on pretax income of $3.7 billion, which resulted in an effective tax rate of 20 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to research and development credits and excess tax benefits from stock-based compensation.
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
12. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the fiscal period. Diluted net income per share is computed by giving effect to all potential weighted average dilutive common stock, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted net income per share by application of the treasury stock method.
A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net income	$1,429	$1,267	$2,962	$1,466
Denominator:
Weighted-average shares outstanding for basic net income per share	964	975	967	977
Effect of dilutive securities:
Employee stock awards	9	11	12	10
Weighted-average shares outstanding for diluted net income per share	973	986	979	987
The weighted-average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Employee stock awards	13	13	9	18
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
Our Customer 360 platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth and integrated artificial intelligence (“AI”), teams can be more responsive, productive and efficient, deliver intelligent, personalized experiences across every channel and increase productivity. With Slack, we provide a digital headquarters where companies, employees, governments and stakeholders can create success from anywhere. We continue to invest for growth, including investing in generative AI across all products, which we believe will change how our customers help their customers, and continuously look to expand our leadership role in the cloud computing industry.
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
In addition to our focus on top line growth levers, we are also focused on reducing our operating expenses to improve our operating margin. For example, in January 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth which included a reduction of our workforce by approximately ten percent and office space reductions within certain markets. The employee actions associated with the Restructuring Plan were substantially completed in fiscal 2024 and the real estate actions associated with the Restructuring Plan are expected to be fully complete in fiscal 2026. In addition to the Restructuring Plan, we continued to evaluate and operationalize future programs to drive further operational efficiencies, optimize our management structure and increase cost optimization efforts to realize long-term sustainable growth, including targeted workforce and office space reductions that were initiated in the first half of fiscal 2025 and are expected to be substantially complete in fiscal 2025. We have started to see improvements in our operating expenses across all operating categories, with the most opportunity in sales and marketing expense and general and administrative expenses. Over the long term, we expect to see additional operating expense improvements, which could include various restructuring initiatives or measured hiring initiatives to drive operational efficiencies.
Highlights from the First Six Months of Fiscal 2025
•Revenue: For the six months ended July 31, 2024, revenue was $18.5 billion, an increase of 10 percent year-over-year.
•Income from Operations: For the six months ended July 31, 2024, income from operations was $3.5 billion as compared to $1.9 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 19 percent for the six months ended July 31, 2024 compared to approximately 11 percent for the same period in the prior year.
•Net Income per Share: For the six months ended July 31, 2024, diluted net income per share was $3.03 as compared to diluted net income per share of $1.49 from a year ago.
•Cash: Cash provided by operations for the six months ended July 31, 2024 was $7.1 billion, an increase of 35 percent year-over-year. Total cash, cash equivalents and marketable securities as of July 31, 2024 was $12.6 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of July 31, 2024 was approximately $53.5 billion, an increase of 15 percent year-over-year. Current remaining performance obligation as of July 31, 2024 was approximately $26.5 billion, an increase of 10 percent year-over-year.
•Share Repurchase Program: During the six months ended July 31, 2024, we repurchased approximately 25 million shares of our common stock for approximately $6.5 billion.
•Dividend Program: During the six months ended July 31, 2024, we paid approximately $772 million in dividends.
We continue to see the impact of macroeconomic factors and the more measured buying behavior of our customers on our business and our customers’ businesses in ways that are difficult to isolate and quantify. In the first half of fiscal 2025, we continued to experience elongated sales cycles, additional deal approval layers and deal compression. Slower growth in new and renewal business, particularly if sustained, impacts our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations impacted revenues by approximately one percent in the six months ended July 31, 2024 compared to the six months ended July 31, 2023 and our current remaining performance obligation was impacted by approximately one percent as of July 31, 2024 compared to what we would have reported as of July 31, 2023 using constant currency rates. During fiscal 2024 and the first half of fiscal 2025, the United States Dollar strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro, British Pound Sterling and Japanese Yen. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the six months ended July 31, 2024.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for the three and six months ended July 31, 2024.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of July 31, 2024, our attrition rate, excluding Slack self service, was approximately eight percent.
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
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, allocated overhead and our employee-related costs, which includes salaries, benefits and stock-based compensation expense. Our cost of subscription and support revenues also includes amortization of certain acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts. Also included in the cost of subscription and support revenues are expenses incurred supporting the free user base of Slack, including third-party hosting costs and employee-related costs specific to customer experience and technical operations.
Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, the cost of subcontractors, certain third-party fees and allocated overhead. We believe that our professional services organization facilitates the adoption of our service offerings, helps us to secure larger subscription revenue contracts and supports our customers’ success. The cost of professional services may exceed revenues from professional services in future fiscal periods.
Research and Development
Research and development expenses consist primarily of employee-related costs for our engineering staff associated with product development, as well as allocated overhead.
Sales and Marketing
Sales and marketing expenses make up the majority of our operating expenses and consist primarily of employee-related costs and commissions for our sales and marketing staff, as well as payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We capitalize certain costs to obtain customer contracts, such as commissions, and amortize these costs on a straight-line basis. As such, the timing of expense recognition for these commissions is not consistent with the timing of the associated cash payment.
Our sales and marketing expenses include amortization of certain acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s trade names, customer lists and customer relationships.
General and Administrative
General and administrative expenses consist primarily of employee-related costs for finance and accounting, legal, internal audit, human resources and management information systems personnel, as well as professional services fees and allocated overhead.
We allocate overhead such as information technology infrastructure, rent, occupancy charges and certain employee benefits based on headcount. As such, these types of expenses are reflected in each cost of revenue and operating expense category.
Restructuring
Restructuring consists of charges related to employee transition, severance payments, employee benefits and stock-based compensation as well as exit charges associated with office space reductions. The employee actions associated with the Restructuring Plan were substantially completed in fiscal 2024 and the targeted workforce and office space reductions initiated in the first half of fiscal 2025 are expected to be substantially complete in fiscal 2025. The real estate actions associated with the Restructuring Plan are expected to be fully complete in fiscal 2026. Restructuring excludes allocated overhead.
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
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Subscription and support	$8,764	94%	$8,006	93%	$17,349	94%	$15,648	93%
Professional services and other	561	6	597	7	1,109	6	1,202	7
Total revenues	9,325	100	8,603	100	18,458	100	16,850	100
Cost of revenues (1)(2):
Subscription and support	1,556	17	1,515	18	3,116	17	3,025	18
Professional services and other	603	6	598	7	1,205	6	1,213	7
Total cost of revenues	2,159	23	2,113	25	4,321	23	4,238	25
Gross profit	7,166	77	6,490	75	14,137	77	12,612	75
Operating expenses (1)(2):
Research and development	1,349	14	1,220	14	2,717	15	2,427	14
Sales and marketing	3,224	35	3,113	36	6,463	35	6,267	37
General and administrative	711	8	632	7	1,358	7	1,270	8
Restructuring	99	1	49	1	107	1	760	5
Total operating expenses	5,383	58	5,014	58	10,645	58	10,724	64
Income from operations	1,783	19	1,476	17	3,492	19	1,888	11
Losses on strategic investments, net	(37)	0	(29)	0	0	0	(170)	(1)
Other income	91	1	45	0	212	1	100	1
Income before provision for income taxes	1,837	20	1,492	17	3,704	20	1,818	11
Provision for income taxes	(408)	(5)	(225)	(2)	(742)	(4)	(352)	(2)
Net income	$1,429	15%	$1,267	15%	$2,962	16%	$1,466	9%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Cost of revenues	$231	3%	$250	3%	$469	3%	$498	3%
Sales and marketing	223	2	222	2	446	2	445	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Cost of revenues	$132	2%	$112	1%	$251	1%	$215	1%
Research and development	276	3	256	3	536	3	497	3
Sales and marketing	309	3	277	3	599	3	540	3
General and administrative	91	1	79	1	172	1	152	1
Restructuring	2	0	0	0	2	0	16	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	July 31, 2024	January 31, 2024
Cash, cash equivalents and marketable securities	$12,636	$14,194
Unearned revenue	15,222	19,003
Remaining performance obligation	53.5	56.9
Principal due on our outstanding debt obligations (1)	8,500	9,500
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended July 31,		Variance
(in millions)	2024	2023	Dollars	Percent
Subscription and support	$8,764	$8,006	$758	9%
Professional services and other	561	597	(36)	(6)
Total revenues	$9,325	$8,603	$722	8%

	Six Months Ended July 31,		Variance
(in millions)	2024	2023	Dollars	Percent
Subscription and support	$17,349	$15,648	$1,701	11%
Professional services and other	1,109	1,202	(93)	(8)
Total revenues	$18,458	$16,850	$1,608	10%
The increase in subscription and support revenues for the three and six months ended July 31, 2024 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term software licenses, which are recognized at a point in time, represented approximately five percent and six percent of total subscription and support revenues for the three and six months ended July 31, 2024, respectively, and five percent for the three and six months ended July 31, 2023. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the three and six months ended July 31, 2024 and 93 percent for the three and six months ended July 31, 2023.
The decrease in professional services and other revenues for the three and six months ended July 31, 2024 was due primarily to less demand for larger, multi-year transformation engagements and, in some cases, delayed projects. These trends may continue in the near term.

Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,
	2024	As a % of Total Subscription and Support Revenues	2023	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$2,071	24%	$1,895	24%	9%
Service	2,257	26	2,049	26	10
Platform and Other	1,786	20	1,638	20	9
Marketing and Commerce	1,308	15	1,238	15	6
Integration and Analytics (1)	1,342	15	1,186	15	13
Total	$8,764	100%	$8,006	100%	9%
(1) In the fourth quarter of fiscal year 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes Mulesoft and Tableau.

	Six Months Ended July 31,
	2024	As a % of Total Subscription and Support Revenues	2023	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$4,069	23%	$3,705	24%	10%
Service	4,439	26	4,013	26	11
Platform and Other	3,504	20	3,205	20	9
Marketing and Commerce	2,590	15	2,408	15	8
Integration and Analytics (1)	2,747	16	2,317	15	19
Total	$17,349	100%	$15,648	100%	11%
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
Revenues by Geography

	Three Months Ended July 31,
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Growth Rate
Americas	$6,201	67%	$5,769	67%	7%
Europe	2,184	23	1,974	23	11
Asia Pacific	940	10	860	10	9
	$9,325	100%	$8,603	100%	8%

	Six Months Ended July 31,
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Growth Rate
Americas	$12,263	66%	$11,251	67%	9%
Europe	4,329	24	3,925	23	10
Asia Pacific	1,866	10	1,674	10	11
	$18,458	100%	$16,850	100%	10%
Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the customer. Revenue growth in the Americas was driven by investment of additional sales resources from previous periods. Revenue growth in Europe and Asia Pacific was primarily driven by our focus on marketing our services internationally and increased productivity, as well as investment in additional resources. Total revenue during the three months ended July 31, 2024 was negatively impacted by approximately one percent due to foreign currency fluctuations compared to the three months ended July 31, 2023.
Cost of Revenues

	Three Months Ended July 31,				Variance
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Dollars
Subscription and support	$1,556	17%	$1,515	18%	$41
Professional services and other	603	6	598	7	5
Total cost of revenues	$2,159	23%	$2,113	25%	$46

	Six Months Ended July 31,				Variance
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Dollars
Subscription and support	$3,116	17%	$3,025	18%	$91
Professional services and other	1,205	6	1,213	7	(8)
Total cost of revenues	$4,321	23%	$4,238	25%	$83
For the three and six months ended July 31, 2024, the increase in cost of revenues in absolute dollars was primarily due to an increase in employee-related costs. Cost of revenue as a percentage of total revenue during the three and six months ended July 31, 2024 decreased by two percent from the same periods a year ago primarily as a result of reduced service delivery expenses.
We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may cause our cost of revenues as a percentage of revenues to fluctuate in the near term due to changes in demand for our service offerings.

Operating Expenses

	Three Months Ended July 31,				Variance
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Dollars
Research and development	$1,349	14%	$1,220	14%	$129
Sales and marketing	3,224	35	3,113	36	111
General and administrative	711	8	632	7	79
Restructuring	99	1	49	1	50
Total operating expenses	$5,383	58%	$5,014	58%	$369

	Six Months Ended July 31,				Variance
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Dollars
Research and development	$2,717	15%	$2,427	14%	$290
Sales and marketing	6,463	35	6,267	37	196
General and administrative	1,358	7	1,270	8	88
Restructuring	107	1	760	5	(653)
Total operating expenses	$10,645	58%	$10,724	64%	$(79)
For the three and six months ended July 31, 2024, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs. Research and development expenses as a percentage of total revenues during the three months ended July 31, 2024 was consistent with the same period a year ago. For the six months ended July 31, 2024, the one percent increase as a percentage of total revenues compared to the same period a year ago was primarily due to increased employee-related costs.
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
For the three and six months ended July 31, 2024, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs. Sales and marketing expenses as a percentage of total revenues during the three and six months ended July 31, 2024 decreased by one and two percent, respectively, from the same periods a year ago due to a decrease in relative employee-related costs and a decrease in absolute advertising expenses.
We expect that sales and marketing expenses will likely decrease as a percentage of revenues in the near term as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity.
For the three and six months ended July 31, 2024, the increase in general and administrative expenses in absolute dollars was primarily due to an increase in employee-related costs, professional services expenses and bad debt expenses. General and administrative expenses as a percentage of total revenues during the three months ended July 31, 2024 increased one percent compared to the same period a year ago due to increased professional services expenses. General and administrative expenses as a percentage of total revenues during the six months ended July 31, 2024 decreased one percent compared to the same period a year ago due to a decrease in relative employee-related costs.
We expect that general and administrative expenses will likely decrease as a percentage of revenues in the near term as we continue to invest in process efficiency initiatives.
In the three and six months ended July 31, 2024, approximately $99 million and $107 million, respectively, of costs were incurred related to our restructuring initiatives, which primarily was related to employee transition, severance payments and employee benefits.

Other Income and Expense

	Three Months Ended July 31,		Variance
(in millions)	2024	2023	Dollars
Losses on strategic investments, net	$(37)	$(29)	$(8)
Other income	91	45	46

	Six Months Ended July 31,		Variance
(in millions)	2024	2023	Dollars
Losses on strategic investments, net	$0	$(170)	$170
Other income	212	100	112
Losses on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities, impairments and other adjustments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity or debt investments as well as high public equity market volatility. For the three months ended July 31, 2024, our strategic investment portfolio losses were primarily driven by impairments on privately held equity investments of $60 million. For the six months ended July 31, 2024, our strategic investment portfolio losses were primarily driven by impairments on privately held equity investments of $190 million, partially offset by unrealized gains on privately held equity securities of $149 million and realized gains on sales of securities of $60 million.
Other income primarily consists of investment income, partially offset by interest expense on our debt and finance leases. Interest expense was $68 million and $75 million for the three months ended July 31, 2024 and 2023, respectively, and $137 million and $224 million for the six months ended July 31, 2024 and 2023, respectively.
Provision For Income Taxes

	Three Months Ended July 31,		Variance
(in millions)	2024	2023	Dollars
Provision for income taxes	$(408)	$(225)	$(183)
Effective tax rate	22%	15%

	Six Months Ended July 31,		Variance
(in millions)	2024	2023	Dollars
Provision for income taxes	$(742)	$(352)	$(390)
Effective tax rate	20%	19%
We recorded a tax provision of $408 million on pretax income of $1.8 billion for the three months ended July 31, 2024, and a tax provision of $742 million on pretax income of $3.7 billion for the six months ended July 31, 2024. Our quarter-to-date tax provision increased from a year ago due to higher current year pretax income and prior year discrete benefits. Our year-to-date tax provision increased from a year ago primarily due to higher pretax income. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including, for example, acquisitions, changes to our operating structure, and other macroeconomic factors.
We recorded a tax provision of $225 million on pretax income of $1.5 billion for the three months ended July 31, 2023, and a tax provision of $352 million on pretax income of $1.8 billion for the six months ended July 31, 2023.
Several countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s
15% global minimum tax regime effective January 1, 2024. We expect other countries to follow. We do not anticipate material changes to our income tax provision for fiscal 2025. We continue to evaluate the impacts of legislation in the jurisdictions in which we operate. Our effective tax rate and cash tax payments could increase in future years.
Liquidity and Capital Resources
At July 31, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $12.6 billion and accounts receivable of $5.4 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our credit agreement (the “Revolving Loan Credit Agreement”), which as of July 31, 2024, provides the ability to borrow up to $3.0 billion in unsecured financing (the “Credit Facility”), also serves as a source of liquidity.

Net cash provided by operating activities could continue to be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A, “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted noncancellable subscription agreements, which are not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt maintenance needs over the next 12 months and thereafter.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For the three and six months ended July 31, 2024 and 2023 our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net cash provided by operating activities	$892	$808	$7,139	$5,299
Net cash provided by (used in) investing activities	2,641	(1,152)	(10)	(805)
Net cash used in financing activities	(5,802)	(2,050)	(7,910)	(4,766)
Operating Activities
The net cash provided by operating activities during the six months ended July 31, 2024 was primarily comprised of net income of $3.0 billion, adjusted for non-cash items, including $1.8 billion of depreciation and amortization and $1.6 billion of stock-based compensation expense. Cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Cash provided by operating activities during the six months ended July 31, 2024 was further benefited by the changes in accounts receivable, net of $6.0 billion partially offset by the change in unearned revenue of $3.8 billion and the change in accounts payable and accrued expenses and other liabilities of $535 million. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
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
Investing Activities
The net cash used in investing activities during the six months ended July 31, 2024 was primarily related to net outflows for the acquisition of Spiff of $338 million, net outflows from strategic investment activity of $202 million and capital expenditures of $300 million offset by net inflows from marketable securities activity of $830 million.
The net cash used in investing activities during the six months ended July 31, 2023 was related to net outflows from marketable securities activity of $117 million, capital expenditures of $423 million and net outflows from strategic investment activity of $265 million.
Financing Activities
Net cash used in financing activities during the six months ended July 31, 2024 consisted primarily of $6.5 billion used for repurchases of common stock, $1.0 billion related to repayments of debt and $772 million related to payments of dividends, partially offset by $735 million from proceeds from equity plans.
Net cash used in financing activities during the six months ended July 31, 2023 consisted primarily of $4.0 billion used for repurchases of common stock and $1.2 billion related to repayments of debt, partially offset by $811 million from proceeds from equity plans.
Debt
As of July 31, 2024, we had senior unsecured debt outstanding, with maturities starting in April 2028 and extending through July 2061 with a total carrying value of $8.4 billion. We were in compliance with all debt covenants as of July 31, 2024.

In December 2020, we entered into the Revolving Loan Credit Agreement, which provides for a $3.0 billion unsecured revolving Credit Facility that matures in December 2025. There were no outstanding borrowings under the Credit Facility as of July 31, 2024. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition. In April 2022 and May 2023, we amended the Revolving Loan Credit Agreement to reflect certain immaterial administrative changes.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
In August 2022, the Board authorized a program to repurchase up to $10.0 billion of our common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. In February 2023, the Board authorized an additional $10.0 billion in repurchases under the Share Repurchase Program. In February 2024, the Board authorized an additional $10.0 billion in repurchases under the Share Repurchase Program for an aggregate total authorization of $30.0 billion.
We repurchased the following under the Share Repurchase Program (in millions, except average price per share):

	2024			2023
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	7	$293.00	$2,168	11	$188.17	$2,143
Three months ended July 31	18	$246.14	$4,288	9	$211.83	$1,913
All repurchases were made in open market transactions. As of July 31, 2024, we were authorized to purchase a remaining $11.9 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to July 31, 2024, we have paid approximately $0.5 billion through August 23, 2024 for additional shares under the Share Repurchase Program.
The Inflation Reduction Act introduced a new one percent excise tax imposed on certain stock repurchases made after December 31, 2022. The excise tax is assessed on an annual fiscal year basis and generally paid in the subsequent fiscal year. We expect to pay an insignificant excise tax in fiscal 2025. The excise tax may apply to our stock repurchases this year and could be impacted by factors including the Company’s share price. In the event of an excise tax for fiscal 2025, next year's cash flows from financing activities could be impacted.
Dividends
We announced the following dividends (in millions, except dividend per share):

Record Date	Payment Date	Dividend per Share	Amount
March 14, 2024	April 11, 2024	$0.40	$388
July 9, 2024	July 25, 2024	$0.40	$388
The declaration and payment of future cash dividends is subject to our Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of July 31, 2024, the future noncancellable minimum payments under these commitments were approximately $4.1 billion, with payments of $506 million due in the next six months and $3.6 billion due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the six months ended July 31, 2024 and in future years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure, including offices, information technology and data centers, as well as investments with infrastructure service providers, to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.

Other Future Obligations
As of July 31, 2024, we expect approximately $150 million to $300 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities. Additionally, as we have utilized the majority of our net operating loss and tax credits carryforward, we expect an increase in cash taxes.
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
Guided by our values, we work to earn the trust of our stakeholders. Transparency is key to trust, which is why we have published an annual ESG report for over ten years to keep our stakeholders informed and to hold ourselves accountable to our ESG strategy, as well as our key programs, goals, commitments and metrics. Our ESG disclosures are also informed by relevant topics identified through ESG relevancy assessments and third-party ESG reporting organizations, frameworks and standards, such as the Sustainability Accounting Standards Board (“SASB”) Standards. Read more about these initiatives and view our Stakeholder Impact Report at https://salesforce.com/stakeholder-impact-report. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended July 31, 2024, was negatively impacted by approximately one percent due to fluctuations in foreign currencies compared to the three months ended July 31, 2023. In addition, fluctuations in USD against international currencies negatively impacted our current remaining performance obligation as of July 31, 2024 by approximately one percent compared to what we would have reported as of July 31, 2023 using constant currency rates.
Interest Rate Sensitivity
As of July 31, 2024, we had cash, cash equivalents and marketable securities totaling $12.6 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at July 31, 2024 could result in a $45 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2024, we had cash, cash equivalents and marketable securities totaling $14.2 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $65 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of July 31, 2024	Interest Terms	Contractual Interest Rate
Credit Facility	December 2025	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
Any borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.125% or an adjusted benchmark rate plus a spread of 0.50% to 1.125%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of July 31, 2024, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of July 31, 2024, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $5.0 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 15 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of July 31, 2024 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of July 31, 2024
Publicly held equity securities	$31	$38	$(4)	$65
Privately held equity securities	4,182	1,290	(620)	4,852
Total equity securities	$4,213	$1,328	$(624)	$4,917
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
Our investments in privately held equity securities are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement in the total enterprise value of the company. As a result, the value of our investment in a specific company may move by more or less than a change in that company’s overall value. Our ten largest privately held equity securities represent 38 percent of our total strategic investments as of July 31, 2024. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $124 million.
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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
In the normal course of business, we are and have been the target of malicious cyberattack attempts and have experienced other security incidents. Although, to date, such identified security events have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, there can be no assurance that future cyberattacks will not be material or significant. Additionally, as our market presence grows, we may face increased risks of cyberattack attempts or security threats, and as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against.
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
We currently rely on third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries to deliver our products, services and business operations and to operate critical business systems. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services and harm our business. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions or other performance or quality issues may increase. Interruptions in our services or other performance or quality issues may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
For many of our offerings, our production environment and customers’ data are replicated in a separate facility located elsewhere. Certain offerings, including some offerings of companies added through acquisitions, may be served through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of destruction or vandalism or similar misconduct, as well as local administrative actions (including shelter-in-place or similar orders), changes to legal or permitting requirements and litigation to stop, limit or delay operation. In addition, supply chain disruptions due to geopolitical developments in Europe may lead to power disruptions in regions where our facilities are located. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of any of the foregoing events or risks, or a natural disaster or public health emergency, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems or operational failures at these facilities could result in lengthy interruptions in our services, and no assurance can be provided that any such interruptions would be remediated without significant cost or in a timely manner or at all.
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
We continue to experience significant growth in our customer base, including through acquisitions, which has placed a strain on and in the future may strain our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments, including in human capital software, will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.
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
Our success will depend in part upon the ability of our senior management to plan and manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, recent changes in our work environment and workforce, including those arising from our Restructuring Plan or other restructuring actions or our return to office and remote work policies, may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. Further, reductions in our real estate portfolio resulting from our Restructuring Plan may impede our ability to adequately accommodate employees returning to the office or future headcount growth. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services, particularly in times of general economic uncertainty. Additionally, due to our largely subscription-based business model, recent economic uncertainty may not be fully reflected in our results of operations until future periods. It is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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
•perceptions of regions or governments in the regions where we operate or plan to operate, resulting in negative publicity or reputational harm;
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
In January 2023, we announced the Restructuring Plan, which was intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Restructuring Plan included a reduction of our workforce, which was substantially completed by the end of fiscal 2024, and select real estate exits and office space reductions within certain markets, which are expected to be completed by the end of fiscal 2026. In the first half of fiscal 2025, we initiated further targeted workforce and office space reductions, which are expected to be substantially complete in fiscal 2025. The Restructuring Plan and other recent workforce reductions, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key employees.
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
We derive a majority of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our current service offerings may not succeed and may reduce our revenue growth rate. In addition, the markets and monetization strategies for certain offerings, including our AI offerings, remain relatively new and uncertain and as a result our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we may increase the number of products that use a consumption-based business model. Due to customer flexibility in the timing of their consumption, we could have less visibility into the timing of revenue recognition for consumption-based offerings than we do for our subscription-based offerings, and there is a risk that customers could consume our products at lower levels than we expect. Further, the introduction of future platform changes and upgrades may not result in long term revenue growth.
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
Policies we adopt or choose not to adopt on social and ethical issues, especially regarding the use of our products, may be unpopular with some of our employees or with our customers or potential customers, and have in the past impacted and may in the future impact our ability to attract or retain employees and customers. Our decisions about whether to conduct business with potential customers, or whether to continue or expand business with existing customers, may also impact our ability to attract or retain employees and customers, and could result in negative publicity or reputational harm. Further, actions taken by our customers and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability, particularly in light of regulatory requirements like the Digital Services Act (“DSA”) from the EU. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that we have a strong defense against these allegations, legal proceedings can be lengthy, expensive and disruptive to our operations and the outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability.
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
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses (“SCCs”) as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have since adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may continue to be inclined to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers and the cost and complexity of providing our services in certain markets may increase. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.
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
Contracting with federal, state, local and foreign governments or state-owned entities subjects us to various procurement regulations and other requirements relating to these contracts’ formation, administration and performance, and how we engage with government officials. We are from time to time subject to audits, inquiries and investigations relating to our government contracts, which may result in adverse perceptions of our business. Additionally, any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business, as well as reputational harm. Such contracts may also provide for termination by the government at any time, without cause. Additionally, our contracting with certain government entities may result in negative publicity or reputational harm. Any of these risks related to contracting with governmental entities could adversely impact our future sales, costs of doing business and operating results.
We are subject to governmental sanctions and export and import controls that could impair our ability to compete in international markets and may subject us to liability if we are not in full compliance with applicable laws.
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Sanctions and import and export control regulations in the United States and other countries are subject to change and uncertainty, including as a result of rapidly evolving technology, increased government regulation over AI and cloud service solutions, and geopolitical developments such as events affecting relations between the United States and China, multi-jurisdictional sanctions on Russia, war in Ukraine and the Israel-Hamas war. Regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including efforts to combat diversion of services to sanctioned countries and parties, several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations.
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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of ongoing conflicts, such as the war in Ukraine and the Israel-Hamas war, the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from term software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. Additionally, if sales through indirect channels or for consumption-based product offerings increase, this may lead to greater difficulty in forecasting revenue and anticipated rate of growth. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. If we are not able to provide continued operating margin expansion, our business could be harmed and the market price of our common stock could decline.
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
As of July 31, 2024, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $3.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of July 31, 2024, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes, which may include, without limitation, the consideration, fees, costs and expenses related to any acquisition.
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
We regularly monitor our compliance with applicable financial and nonfinancial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new financial or nonfinancial standards or pronouncements, changes to existing standards or pronouncements and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. For example, new and proposed reporting requirements may require us to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.
Risks Related to Owning Our Common Stock
Our quarterly results are likely to fluctuate, which may cause the value of our common stock to decline substantially.
Our quarterly results are likely to fluctuate. Fluctuations have occurred due to known and unknown risks, such as the global economic impact of ongoing conflicts, including the war in Ukraine and the Israel-Hamas war, and uncertainty about the interest rate environment. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically in the past been our largest collections and operating cash flow quarter.
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
•the seasonality of customer usage for consumption-based product offerings;
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
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:
•variations in our operating results, including operating margin, net income per share, cash flows from operating activities, unearned revenue, remaining performance obligation, year-over-year growth rates for individual service offerings and other financial and non-financial metrics, and how those results compare to analyst expectations;
•variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;
•forward-looking guidance to industry and financial analysts related to, for example, future revenue, current remaining performance obligation, cash flows from operating activities, operating margin and net income per share, the accuracy of which may be impacted by various factors, many of which are beyond our control, including general economic and market conditions and unanticipated delays in the integration of acquired companies as a result of regulatory review;
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
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, the business operations of third-party providers or suppliers that we rely on to conduct our business and the business operations of our customers are subject to interruption by natural disasters, fire, power shutoffs or shortages, actual or threatened public health emergencies and other events beyond our control. For example, the occurrence of regional conflicts, epidemics or a global pandemic, such as COVID-19, have in the past and may in the future materially affect how we and our customers operate our businesses, as well as our operating results and cash flows. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct earthquake-related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially and adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchases of the Company’s common stock for the three months ended July 31, 2024 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2024	4	$259.58	4	$15,159
June 2024	10	237.32	10	12,852
July 2024	4	254.96	4	11,870
Total	18		18
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended July 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On June 6, 2024, Sundeep Reddy, Executive Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,000 shares of the Company’s common stock, subject to certain conditions, through December 31, 2025 (or the date all shares are sold under the arrangement, if earlier). On June 12, 2024, Sabastian Niles, President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 11,774 shares of the Company’s common stock, subject to certain conditions, through June 30, 2025 (or the date all shares are sold under the arrangement, if earlier). On June 24, 2024, Maynard Webb, Director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 9,170 shares of the Company’s common stock, subject to certain conditions, through September 26, 2025 (or the date all shares are sold under the arrangement, if earlier). On June 28, 2024, David Schmaier, President and Chief Product Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,140 shares of the Company’s common stock, subject to certain conditions, through June 30, 2025 (or the date all shares are sold under the arrangement, if earlier).
ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/16/2022
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	7/1/2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 28, 2024
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: August 28, 2024
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)