Form 10-Q
period 2024-10-31
Salesforce, Inc.
filed 2024-12-04
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 27, 2024, there were approximately 957 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	October 31, 2024	January 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,997	$8,472
Marketable securities	4,760	5,722
Accounts receivable, net	4,741	11,414
Costs capitalized to obtain revenue contracts, net	1,836	1,905
Prepaid expenses and other current assets	2,091	1,561
Total current assets	21,425	29,074
Property and equipment, net	3,416	3,689
Operating lease right-of-use assets, net	2,167	2,366
Noncurrent costs capitalized to obtain revenue contracts, net	2,121	2,515
Strategic investments	4,845	4,848
Goodwill	49,093	48,620
Intangible assets acquired through business combinations, net	4,119	5,278
Deferred tax assets and other assets, net	4,209	3,433
Total assets	$91,395	$99,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,331	$6,111
Operating lease liabilities, current	572	518
Unearned revenue	13,472	19,003
Debt, current	0	999
Total current liabilities	19,375	26,631
Noncurrent debt	8,432	8,427
Noncurrent operating lease liabilities	2,420	2,644
Other noncurrent liabilities	2,643	2,475
Total liabilities	32,870	40,177
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(19,414)	(11,692)
Additional paid-in capital	63,114	59,841
Accumulated other comprehensive loss	(225)	(225)
Retained earnings	15,049	11,721
Total stockholders’ equity	58,525	59,646
Total liabilities and stockholders’ equity	$91,395	$99,823

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues:
Subscription and support	$8,879	$8,141	$26,228	$23,789
Professional services and other	565	579	1,674	1,781
Total revenues	9,444	8,720	27,902	25,570
Cost of revenues (1)(2):
Subscription and support	1,501	1,571	4,617	4,596
Professional services and other	604	584	1,809	1,797
Total cost of revenues	2,105	2,155	6,426	6,393
Gross profit	7,339	6,565	21,476	19,177
Operating expenses (1)(2):
Research and development	1,356	1,204	4,073	3,631
Sales and marketing	3,323	3,173	9,786	9,440
General and administrative	711	632	2,069	1,902
Restructuring	56	55	163	815
Total operating expenses	5,446	5,064	16,091	15,788
Income from operations	1,893	1,501	5,385	3,389
Losses on strategic investments, net	(217)	(72)	(217)	(242)
Other income	70	58	282	158
Income before provision for income taxes	1,746	1,487	5,450	3,305
Provision for income taxes	(219)	(263)	(961)	(615)
Net income	$1,527	$1,224	$4,489	$2,690
Basic net income per share	$1.60	$1.26	$4.66	$2.76
Diluted net income per share	$1.58	$1.25	$4.60	$2.73
Shares used in computing basic net income per share	956	972	963	976
Shares used in computing diluted net income per share	965	981	975	985
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenues	$131	$245	$600	$743
Sales and marketing	223	223	669	668
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenues	$135	$109	$386	$324
Research and development	278	238	814	735
Sales and marketing	312	275	911	815
General and administrative	95	71	267	223
Restructuring	0	0	2	16

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income	$1,527	$1,224	$4,489	$2,690
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	4	(65)	(23)	(54)
Unrealized gains (losses) on marketable securities and privately held debt securities	9	(9)	27	2
Other comprehensive income (loss), before tax	13	(74)	4	(52)
Tax effect	(2)	1	(4)	(5)
Other comprehensive income (loss), net	11	(73)	0	(57)
Comprehensive income	$1,538	$1,151	$4,489	$2,633

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine Months Ended October 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2024	1,035	$1	(64)	$(11,692)	$59,841	$(225)	$11,721	$59,646
Common stock issued	7	0	0	0	352	0	0	352
Common stock repurchased	0	0	(7)	(2,168)	0	0	0	(2,168)
Stock-based compensation	0	0	0	0	753	0	0	753
Other comprehensive loss, net of tax	0	0	0	0	0	(45)	0	(45)
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,533	1,533
Balance at April 30, 2024	1,042	$1	(71)	$(13,860)	$60,946	$(270)	$12,866	$59,683
Common stock issued	5	0	0	0	384	0	0	384
Common stock repurchased	0	0	(18)	(4,322)	0	0	0	(4,322)
Stock-based compensation	0	0	0	0	813	0	0	813
Other comprehensive income, net of tax	0	0	0	0	0	34	0	34
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,429	1,429
Balance at July 31, 2024	1,047	1	(89)	(18,182)	62,143	(236)	13,907	57,633
Common stock issued	3	0	0	0	148	0	0	148
Common stock repurchased	0	0	(5)	(1,232)	0	0	0	(1,232)
Stock-based compensation	0	0	0	0	823	0	0	823
Other comprehensive income, net of tax	0	0	0	0	0	11	0	11
Cash dividends declared	0	0	0	0	0	0	(385)	(385)
Net income	0	0	0	0	0	0	1,527	1,527
Balance at October 31, 2024	1,050	$1	(94)	$(19,414)	$63,114	$(225)	$15,049	$58,525

	Three and Nine Months Ended October 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2023	1,009	$1	(28)	$(4,000)	$55,047	$(274)	$7,585	$58,359
Common stock issued	7	0	0	0	283	0	0	283
Common stock repurchased	0	0	(11)	(2,144)	0	0	0	(2,144)
Stock-based compensation	0	0	0	0	696	0	0	696
Other comprehensive income, net of tax	0	0	0	0	0	19	0	19
Net income	0	0	0	0	0	0	199	199
Balance at April 30, 2023	1,016	$1	(39)	$(6,144)	$56,026	$(255)	$7,784	$57,412
Common stock issued	7	0	0	0	595	0	0	595
Common stock repurchased	0	0	(9)	(1,913)	0	0	0	(1,913)
Stock-based compensation	0	0	0	0	724	0	0	724
Other comprehensive loss, net of tax	0	0	0	0	0	(3)	0	(3)
Net income	0	0	0	0	0	0	1,267	1,267
Balance at July 31, 2023	1,023	1	(48)	(8,057)	57,345	(258)	9,051	58,082
Common stock issued	3	0	0	0	111	0	0	111
Common stock repurchased	0	0	(9)	(1,947)	0	0	0	(1,947)
Stock-based compensation expense	0	0	0	0	693	0	0	693
Other comprehensive loss, net of tax	0	0	0	0	0	(73)	0	(73)
Net income	0	0	0	0	0	0	1,224	1,224
Balance at October 31, 2023	1,026	1	(57)	(10,004)	58,149	(331)	10,275	58,090
See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Operating activities:
Net income	$1,527	$1,224	$4,489	$2,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	814	862	2,600	3,006
Amortization of costs capitalized to obtain revenue contracts, net	525	482	1,568	1,428
Stock-based compensation expense	820	693	2,380	2,113
Losses on strategic investments, net	217	72	217	242
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	655	550	6,681	5,905
Costs capitalized to obtain revenue contracts, net	(430)	(300)	(1,105)	(906)
Prepaid expenses and other current assets and other assets	(272)	(407)	(1,263)	(750)
Accounts payable and accrued expenses and other liabilities	32	172	(503)	(1,607)
Operating lease liabilities	(144)	(139)	(387)	(474)
Unearned revenue	(1,761)	(1,677)	(5,555)	(4,816)
Net cash provided by operating activities	1,983	1,532	9,122	6,831
Investing activities:
Business combinations, net of cash acquired	(179)	(82)	(517)	(82)
Purchases of strategic investments	(67)	(103)	(374)	(390)
Sales of strategic investments	13	80	118	102
Purchases of marketable securities	(1,239)	(661)	(5,041)	(2,827)
Sales of marketable securities	554	315	3,652	1,117
Maturities of marketable securities	905	563	2,439	1,810
Capital expenditures	(204)	(166)	(504)	(589)
Net cash used in investing activities	(217)	(54)	(227)	(859)
Financing activities:
Repurchases of common stock	(1,285)	(1,925)	(7,753)	(5,928)
Proceeds from employee stock plans	321	274	1,056	1,085
Principal payments on financing obligations	(100)	(114)	(505)	(506)
Repayments of debt	0	0	(1,000)	(1,182)
Payments of dividends	(382)	0	(1,154)	0
Net cash used in financing activities	(1,446)	(1,765)	(9,356)	(6,531)
Effect of exchange rate changes	(5)	(32)	(14)	(4)
Net increase (decrease) in cash and cash equivalents	315	(319)	(475)	(563)
Cash and cash equivalents, beginning of period	7,682	6,772	8,472	7,016
Cash and cash equivalents, end of period	$7,997	$6,453	$7,997	$6,453
(1) Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.
See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$28	$28	$146	$164
Income taxes, net of tax refunds	$471	$458	$1,388	$709

See accompanying Notes.

Salesforce, Inc.
Notes to Condensed Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the Salesforce platform, the Company delivers a single source of truth, connecting customer data with integrated artificial intelligence (“AI”) across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. During the third quarter of fiscal 2025, the Company introduced Agentforce, a new layer of the trusted Salesforce platform that enables companies to build and deploy AI agents that can respond to inputs, make decisions and take action autonomously across business functions. Agentforce includes a suite of customizable agents for use across sales, service, marketing and commerce. Since its founding in 1999, the Company has pioneered innovations in cloud, mobile, social, analytics and AI, enabling companies of every size and industry to transform their businesses in the digital-first world.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of October 31, 2024 and the condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and nine months ended October 31, 2024 and 2023, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2024 and its results of operations, including its comprehensive income, stockholders' equity and cash flows for the three and nine months ended October 31, 2024 and 2023. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2025.
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

Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions which have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Salesforce platform and are deployed in a nearly identical manner, and the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated basis.
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
No single customer accounted for ten percent or more of accounts receivable as of October 31, 2024 and January 31, 2024. No single customer accounted for ten percent or more of total revenue during the three and nine months ended October 31, 2024 and 2023. As of October 31, 2024 and January 31, 2024, assets located outside the Americas were 13 percent and 16 percent of total assets, respectively. As of October 31, 2024 and January 31, 2024, assets located in the United States were 85 percent and 82 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of October 31, 2024, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 13 percent of the portfolio in the aggregate. As of January 31, 2024, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investments portfolio and represented approximately 16 percent of the portfolio in the aggregate.
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
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and nine months ended October 31, 2024 and 2023.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income on the condensed consolidated statements of operations and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other income on the condensed consolidated statements of operations.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities where the Company lacks a controlling financial interest but does exercise significant influence are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted only for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through losses on strategic investments, net on the condensed consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the condensed consolidated balance sheets. Other privately held investments not classified as debt or equity securities are recorded at cost and adjusted for impairment events, with any associated gains and losses recorded through losses on strategic investments, net on the consolidated statements of operations.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of outstanding foreign currency derivative contracts as of October 31, 2024 and January 31, 2024 was $9.4 billion and $8.6 billion, respectively.
Outstanding foreign currency derivative contracts are recorded at fair value on the condensed consolidated balance sheets. Unrealized gains or losses due to changes in the fair value of these derivative contracts, as well as realized gains or losses from their net settlement, are recognized as other income in the condensed consolidated statements of operations consistent with the offsetting gains or losses resulting from the remeasurement or settlement of the underlying foreign currency denominated receivables and payables.
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
Lease expense for operating leases, which includes amortization expense of ROU assets, is recognized on a straight-line basis over the lease term. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term and interest expense for finance lease liabilities is recognized based on the incremental borrowing rate. Expense for variable lease payments is recognized as incurred.
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
Impairment Assessment
The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including, but not limited to, significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.
The Company evaluates and tests the recoverability of its goodwill for impairment annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within losses on strategic investments, net in the condensed consolidated statements of operations.

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

Foreign Currency Translation
The functional currency of the Company’s major foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in other income in the condensed consolidated statements of operations.
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
New Accounting Pronouncements Pending Adoption
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company will adopt ASU 2023-07 in the fourth quarter of fiscal year 2025 and does not expect the additional required disclosures to have a material impact on its financial statements.
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statement disclosures.

2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Sales	$2,119	$1,906	$6,188	$5,611
Service	2,288	2,074	6,727	6,087
Platform and Other	1,825	1,686	5,329	4,891
Marketing and Commerce	1,334	1,230	3,924	3,638
Integration and Analytics (1)	1,313	1,245	4,060	3,562
	$8,879	$8,141	$26,228	$23,789
(1) In the fourth quarter of fiscal 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes Mulesoft and Tableau.
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Americas	$6,220	$5,862	$18,483	$17,113
Europe	2,228	1,998	6,557	5,923
Asia Pacific	996	860	2,862	2,534
	$9,444	$8,720	$27,902	$25,570
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during the three and nine months ended October 31, 2024 and 2023. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2024 and 2023.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $948 million as of October 31, 2024 as compared to $758 million as of January 31, 2024, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Unearned revenue, beginning of period	$15,222	$14,237	$19,003	$17,376
Billings and other (1)	7,620	6,876	22,158	20,536
Contribution from contract asset	63	167	189	218
Revenue recognized over time	(9,023)	(8,249)	(26,446)	(24,264)
Revenue recognized at a point in time	(421)	(471)	(1,456)	(1,306)
Unearned revenue from business combinations	11	4	24	4
Unearned revenue, end of period	$13,472	$12,564	$13,472	$12,564
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2024	$26.4	$26.7	$53.1
As of January 31, 2024	$27.6	$29.3	$56.9
3. Investments
Marketable Securities
At October 31, 2024, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,511	$7	$(25)	$2,493
U.S. treasury securities	410	0	(5)	405
Mortgage-backed obligations	125	0	(6)	119
Asset-backed securities	1,018	2	(4)	1,016
Municipal securities	96	0	(1)	95
Commercial paper	527	0	0	527
Covered bonds	27	0	(1)	26
Other	79	0	0	79
Total marketable securities	$4,793	$9	$(42)	$4,760

At January 31, 2024, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,014	$9	$(45)	$2,978
U.S. treasury securities	583	0	(8)	575
Mortgage-backed obligations	244	1	(9)	236
Asset-backed securities	1,381	5	(7)	1,379
Municipal securities	139	0	(3)	136
Commercial paper	213	0	0	213
Covered bonds	81	0	(3)	78
Other	127	1	(1)	127
Total marketable securities	$5,782	$16	$(76)	$5,722
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	October 31, 2024	January 31, 2024
Due within 1 year	$2,019	$2,523
Due in 1 year through 5 years	2,740	3,180
Due in 5 years through 10 years	1	19
	$4,760	$5,722
Strategic Investments
Strategic investments by form and measurement category as of October 31, 2024 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$72	$4,543	$137	$4,752
Debt securities and other investments	0	0	93	93
Balance as of October 31, 2024	$72	$4,543	$230	$4,845
Strategic investments by form and measurement category as of January 31, 2024 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$80	$4,557	$130	$4,767
Debt securities and other investments	0	0	81	81
Balance as of January 31, 2024	$80	$4,557	$211	$4,848
The Company holds investments in, or management agreements with, variable interest entities (“VIEs”) which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $439 million and $382 million, as of October 31, 2024 and January 31, 2024, respectively.

Losses on Strategic Investments, Net
The components of losses on strategic investments, net were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Unrealized gains (losses) recognized on publicly traded equity securities, net	$8	$(2)	$(11)	$0
Unrealized gains recognized on privately held equity securities, net	18	14	167	65
Impairments on privately held equity and debt securities	(242)	(98)	(432)	(355)
Unrealized losses, net	(216)	(86)	(276)	(290)
Realized gains (losses) on sales of securities, net	(1)	14	59	48
Losses on strategic investments, net	$(217)	$(72)	$(217)	$(242)
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $22 million and $14 million and impairments and downward adjustments of $245 million and $98 million for the three months ended October 31, 2024 and 2023, respectively, and upward adjustments of $182 million and $65 million and impairments and downward adjustments of $435 million and $354 million for the nine months ended October 31, 2024, and 2023, respectively.
Realized gains (losses) on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
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

The following table presents information about the Company’s assets that were measured at fair value as of October 31, 2024 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,267	$0	$1,267
Money market mutual funds	3,377	0	0	3,377
Cash equivalent securities	0	1,114	0	1,114
Marketable securities:
Corporate notes and obligations	0	2,493	0	2,493
U.S. treasury securities	0	405	0	405
Mortgage-backed obligations	0	119	0	119
Asset-backed securities	0	1,016	0	1,016
Municipal securities	0	95	0	95
Commercial paper	0	527	0	527
Covered bonds	0	26	0	26
Other	0	79	0	79
Strategic investments:
Equity securities	72	0	0	72
Total assets	$3,449	$7,141	$0	$10,590
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.2 billion of cash, as of October 31, 2024.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.8 billion as of October 31, 2024 and January 31, 2024.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates.
Total operating lease costs were $162 million and $163 million for the three months ended October 31, 2024 and 2023, respectively, and were $513 million and $823 million for the nine months ended October 31, 2024 and 2023, respectively. Included in operating lease costs are amounts related to restructuring charges, which are discussed in Note 9 “Restructuring.”
As of October 31, 2024, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining three months of fiscal 2025	$167	$91
Fiscal 2026	637	359
Fiscal 2027	565	246
Fiscal 2028	505	69
Fiscal 2029	415	24
Thereafter	1,080	8
Total minimum lease payments	3,369	797
Less: Imputed interest	(377)	(43)
Total	$2,992	$754
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of October 31, 2024 included approximately $2.0 billion of accrued compensation as compared to $2.5 billion as of January 31, 2024.

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
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2024	Additions and retirements, net	October 31, 2024	January 31, 2024	Expense and retirements, net	October 31, 2024	January 31, 2024	October 31, 2024	October 31, 2024
Acquired developed technology	$4,624	$102	$4,726	$(3,208)	$(600)	$(3,808)	$1,416	$918	1.6
Customer relationships	6,674	8	6,682	(2,985)	(632)	(3,617)	3,689	3,065	4.1
Other (1)	303	0	303	(130)	(37)	(167)	173	136	2.7
Total	$11,601	$110	$11,711	$(6,323)	$(1,269)	$(7,592)	$5,278	$4,119	3.5
(1) Included in Other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended October 31, 2024 and 2023 was $354 million and $468 million, respectively, and for the nine months ended October 31, 2024 and 2023 was $1.3 billion, and $1.4 billion, respectively.
The expected future amortization expense for intangible assets as of October 31, 2024 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2025	$353
Fiscal 2026	1,392
Fiscal 2027	1,024
Fiscal 2028	639
Fiscal 2029	496
Thereafter	215
Total amortization expense	$4,119
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2024	$48,620
Acquisition of Spiff	323
Other acquisitions and adjustments (1)	150
Balance as of October 31, 2024	$49,093
(1) Adjustments include the effect of foreign currency translation.

8. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of October 31, 2024	Carrying Value as of October 31, 2024	Carrying Value as of January 31, 2024
2024 Senior Notes (1)	July 2021	July 2024	0.625%	0	0	999
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,495	1,495
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	995	994
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,491	1,490
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,236	1,235
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,979	1,978
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,235
Total carrying value of debt				8,500	8,432	9,426
Less current portion of debt					0	(999)
Total noncurrent debt					$8,432	$8,427
(1) The Company repaid in full the 2024 Senior Notes in the second quarter of fiscal 2025.
The Company was in compliance with all debt covenants as of October 31, 2024.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $6.7 billion and $7.8 billion as of October 31, 2024 and January 31, 2024, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the third quarter of fiscal 2025 and the last day of trading of fiscal 2024, respectively, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of October 31, 2024 were as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2025	$0
Fiscal 2026	0
Fiscal 2027	0
Fiscal 2028	0
Fiscal 2029	2,500
Thereafter	6,000
Total principal outstanding	$8,500
Revolving Credit Facility
In October 2024, the Company entered into a Credit Agreement with the lenders and issuing lenders party thereto, and Bank of America, N.A., as administrative agent (the “Revolving Loan Credit Agreement”). The Revolving Loan Credit Agreement replaced the Credit Agreement, dated December 23, 2020 (as amended, the “Prior Credit Agreement”), among the Company, the lenders and the issuing lenders party thereto, and Citibank, N.A., as administrative agent, which provided for a $3.0 billion unsecured revolving credit facility that was scheduled to mature on December 23, 2025. There were no outstanding borrowings under the Prior Credit Agreement.
The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of October 31, 2024.
9. Restructuring
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and continue advancing the Company’s ongoing commitment to profitable growth. This plan included a reduction of the Company’s workforce and select real estate exits and office space reductions within certain markets. The actions associated with the employee restructuring under the Restructuring Plan were substantially completed in fiscal 2024 and the actions associated with the real estate portion of the Restructuring Plan are expected to be substantially complete in fiscal 2026. In the first nine months of fiscal 2025, the Company approved restructuring initiatives focused on driving further operational efficiencies, optimizing our management structure and increasing cost optimization efforts to realize long-term sustainable growth through a targeted workforce reduction. The actions associated with these initiatives are expected to be substantially complete in fiscal 2025.
The following tables summarize the activities related to the Company’s restructuring initiatives for the three and nine months ended October 31, 2024 and 2023 (in millions):

	Three Months Ended October 31, 2024			Nine Months Ended October 31, 2024
	Workforce Reduction	Office Space Reductions	Total	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$69	$0	$69	$118	$2	$120
Charges	47	9	56	117	46	163
Payments	(39)	0	(39)	(156)	(2)	(158)
Non-cash items	0	(9)	(9)	(2)	(46)	(48)
Liability, end of the period	$77	$0	$77	$77	$0	$77

	Three Months Ended October 31, 2023			Nine Months Ended October 31, 2023
	Workforce Reduction	Office Space Reductions	Total	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$117	$0	$117	$607	$0	$607
Charges	47	8	55	436	379	815
Payments	(103)	(25)	(128)	(963)	(27)	(990)
Non-cash items	0	20	20	(19)	(349)	(368)
Liability, end of the period	$61	$3	$64	$61	$3	$64
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
10. Stockholders’ Equity
Stock option activity for the nine months ended October 31, 2024 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2024	12	$185.77
Exercised	(3)	173.21
Balance as of October 31, 2024	9	$192.60	$965
Vested or expected to vest	9	$192.30	$952
Exercisable as of October 31, 2024	7	$181.72	$762

Restricted stock activity for the nine months ended October 31, 2024 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2024	28	$202.95
Granted - restricted stock units and awards	11	301.35
Granted - performance-based stock units	1	290.64
Canceled	(2)	223.64
Vested and converted to shares	(10)	201.53
Balance as of October 31, 2024	28	$245.96	$8,181
Expected to vest	24		$7,051
The aggregate expected stock-based compensation expense remaining to be recognized as of October 31, 2024 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2025	$844
Fiscal 2026	2,536
Fiscal 2027	1,697
Fiscal 2028	1,057
Fiscal 2029	151
Total stock-based compensation expense	$6,285
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of October 31, 2024 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
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
The Company repurchased the following under its Share Repurchase Program (in millions, except average price per share):

	2024			2023
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	7	$293.00	$2,168	11	$188.17	$2,143
Three months ended July 31	18	$246.14	$4,288	9	$211.83	$1,913
Three months ended October 31	5	$257.00	$1,228	9	$209.33	$1,924
All repurchases were made in open market transactions. As of October 31, 2024, the Company was authorized to purchase a remaining $10.6 billion of its common stock under the Share Repurchase Program.

Dividends
The Company announced the following dividends (in millions, except dividend per share):

Record Date	Payment Date	Dividend per Share	Amount
March 14, 2024	April 11, 2024	$0.40	$388
July 9, 2024	July 25, 2024	$0.40	$388
September 18, 2024	October 8, 2024	$0.40	$385
11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2024, the Company reported a tax provision of $961 million on pretax income of $5.5 billion, which resulted in an effective tax rate of 18 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to research and development credits, the foreign-derived intangible income deduction, and excess tax benefits from stock-based compensation.
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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net income	$1,527	$1,224	$4,489	$2,690
Denominator:
Weighted-average shares outstanding for basic net income per share	956	972	963	976
Effect of dilutive securities:
Employee stock awards	9	9	12	9
Weighted-average shares outstanding for diluted net income per share	965	981	975	985
The weighted-average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Employee stock awards	10	12	9	16
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
14. Subsequent Events
In November 2024, the Company acquired all outstanding stock of Zoomin Software Ltd. (“Zoomin”), a data management company. Prior to the acquisition, the Company owned less than ten percent of the outstanding stock of Zoomin. The total consideration for the remaining shares of Zoomin was approximately $344 million in cash, subject to customary purchase price adjustments.
In November 2024, the Company acquired all outstanding stock of Own Data Company Ltd. (“Own”), a leading provider of data protection and data management solutions. Prior to the acquisition, the Company owned approximately ten percent of the outstanding stock of Own. The total consideration for the remaining shares of Own was approximately $1.9 billion in cash, subject to customary purchase price adjustments.

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
Overview
Salesforce is a global leader in customer relationship management (“CRM”) technology that brings humans together with artificial intelligence (“AI”) agents to drive customer success on one integrated platform. Founded in 1999, we enable companies of every size and industry to take advantage of powerful technologies to connect to their customers in a whole new way and help them transform their businesses around the customer in this digital-first world.
Our platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth and integrated artificial intelligence (“AI”), teams can be more responsive, productive and efficient, deliver intelligent, personalized experiences across every channel and increase productivity. During the third quarter of fiscal 2025, we introduced Agentforce, a new layer of our trusted platform that enables companies to build and deploy AI agents that can respond to inputs, make decisions and take action autonomously across business functions. Agentforce includes a suite of customizable agents for use across sales, service, marketing and commerce. We continue to invest for growth, including investing in generative and agentic AI across all products, which we believe will change how our customers help their customers, and continuously look to expand our leadership role in the cloud computing industry.
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
Highlights from the First Nine Months of Fiscal 2025
•Revenue: For the nine months ended October 31, 2024, revenue was $27.9 billion, an increase of 9 percent year-over-year.

•Income from Operations: For the nine months ended October 31, 2024, income from operations was $5.4 billion as compared to $3.4 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 19 percent for the nine months ended October 31, 2024 compared to approximately 13 percent for the same period in the prior year.
•Net Income per Share: For the nine months ended October 31, 2024, diluted net income per share was $4.60 as compared to diluted net income per share of $2.73 from a year ago.
•Cash: Cash provided by operations for the nine months ended October 31, 2024 was $9.1 billion, an increase of 34 percent year-over-year. Total cash, cash equivalents and marketable securities as of October 31, 2024 was $12.8 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of October 31, 2024 was approximately $53.1 billion, an increase of 10 percent year-over-year. Current remaining performance obligation as of October 31, 2024 was approximately $26.4 billion, an increase of 10 percent year-over-year.
•Share Repurchase Program: During the nine months ended October 31, 2024, we repurchased approximately 30 million shares of our common stock for approximately $7.7 billion.
•Dividend Program: During the nine months ended October 31, 2024, we paid approximately $1.2 billion in dividends.
In the third quarter of fiscal 2025, we continued seeing increasing momentum for Agentforce and other AI service offerings. Outside of the demand for AI, the buying environment trends seen over the past two fiscal years have stabilized. A reemergence of slower growth in new and renewal business could impact our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Total revenues in the nine months ended October 31, 2024 were minimally impacted by foreign currency fluctuations compared to the nine months ended October 31, 2023. Our current remaining performance obligation as of October 31, 2024 was minimally impacted by foreign currency fluctuations compared to our remaining performance obligation as of October 31, 2023. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the nine months ended October 31, 2024.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for the three and nine months ended October 31, 2024.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of October 31, 2024, our attrition rate, excluding Slack self service, was approximately eight percent.
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
Restructuring
Restructuring consists of charges related to employee transition, severance payments, employee benefits and stock-based compensation as well as exit charges associated with office space reductions. The employee actions associated with the Restructuring Plan were substantially completed in fiscal 2024 and the targeted workforce and office space reductions initiated in the first nine months of fiscal 2025 are expected to be substantially complete in fiscal 2025. The real estate actions associated with the Restructuring Plan are expected to be fully complete in fiscal 2026. Restructuring excludes allocated overhead.
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
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

3	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Subscription and support	$8,879	94%	$8,141	93%	$26,228	94%	$23,789	93%
Professional services and other	565	6	579	7	1,674	6	1,781	7
Total revenues	9,444	100	8,720	100	27,902	100	25,570	100
Cost of revenues (1)(2):
Subscription and support	1,501	16	1,571	18	4,617	17	4,596	18
Professional services and other	604	6	584	7	1,809	6	1,797	7
Total cost of revenues	2,105	22	2,155	25	6,426	23	6,393	25
Gross profit	7,339	78	6,565	75	21,476	77	19,177	75
Operating expenses (1)(2):
Research and development	1,356	14	1,204	14	4,073	15	3,631	14
Sales and marketing	3,323	35	3,173	36	9,786	35	9,440	37
General and administrative	711	8	632	7	2,069	7	1,902	8
Restructuring	56	1	55	1	163	1	815	3
Total operating expenses	5,446	58	5,064	58	16,091	58	15,788	62
Income from operations	1,893	20	1,501	17	5,385	19	3,389	13
Losses on strategic investments, net	(217)	(3)	(72)	(1)	(217)	0	(242)	(1)
Other income	70	1	58	1	282	1	158	1
Income before provision for income taxes	1,746	18	1,487	17	5,450	20	3,305	13
Provision for income taxes	(219)	(2)	(263)	(3)	(961)	(4)	(615)	(2)
Net income	$1,527	16%	$1,224	14%	$4,489	16%	$2,690	11%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Cost of revenues	$131	2%	$245	3%	$600	2%	$743	3%
Sales and marketing	223	2	223	2	669	3	668	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Cost of revenues	$135	2%	$109	1%	$386	2%	$324	1%
Research and development	278	3	238	3	814	3	735	3
Sales and marketing	312	3	275	3	911	3	815	3
General and administrative	95	1	71	1	267	1	223	1
Restructuring	0	0	0	0	2	0	16	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	October 31, 2024	January 31, 2024
Cash, cash equivalents and marketable securities	$12,757	$14,194
Unearned revenue	13,472	19,003
Remaining performance obligation	53.1	56.9
Principal due on our outstanding debt obligations (1)	8,500	9,500
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended October 31,		Variance
(in millions)	2024	2023	Dollars	Percent
Subscription and support	$8,879	$8,141	$738	9%
Professional services and other	565	579	(14)	(2)
Total revenues	$9,444	$8,720	$724	8%

	Nine Months Ended October 31,		Variance
(in millions)	2024	2023	Dollars	Percent
Subscription and support	$26,228	$23,789	$2,439	10%
Professional services and other	1,674	1,781	(107)	(6)
Total revenues	$27,902	$25,570	$2,332	9%
The increase in subscription and support revenues for the three and nine months ended October 31, 2024 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term software licenses, which are recognized at a point in time, represented approximately five percent and six percent of total subscription and support revenues for the three and nine months ended October 31, 2024, respectively, and six percent for the three and nine months ended October 31, 2023. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the three and nine months ended October 31, 2024 and 93 percent for the three and nine months ended October 31, 2023.
The decrease in professional services and other revenues for the three and nine months ended October 31, 2024 was due primarily to less demand for larger, multi-year transformation engagements and, in some cases, delayed projects. These trends may continue in the near term.

Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,
	2024	As a % of Total Subscription and Support Revenues	2023	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$2,119	24%	$1,906	23%	11%
Service	2,288	26	2,074	26	10
Platform and Other	1,825	20	1,686	21	8
Marketing and Commerce	1,334	15	1,230	15	8
Integration and Analytics (1)	1,313	15	1,245	15	5
Total	$8,879	100%	$8,141	100%	9%
(1) In the fourth quarter of fiscal year 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes Mulesoft and Tableau.

	Nine Months Ended October 31,
	2024	As a % of Total Subscription and Support Revenues	2023	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$6,188	24%	$5,611	24%	10%
Service	6,727	26	6,087	26	11
Platform and Other	5,329	20	4,891	20	9
Marketing and Commerce	3,924	15	3,638	15	8
Integration and Analytics (1)	4,060	15	3,562	15	14
Total	$26,228	100%	$23,789	100%	10%
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
Revenues by Geography

	Three Months Ended October 31,
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Growth Rate
Americas	$6,220	66%	$5,862	67%	6%
Europe	2,228	24	1,998	23	12
Asia Pacific	996	10	860	10	16
	$9,444	100%	$8,720	100%	8%

	Nine Months Ended October 31,
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Growth Rate
Americas	$18,483	66%	$17,113	67%	8%
Europe	6,557	24	5,923	23	11
Asia Pacific	2,862	10	2,534	10	13
	$27,902	100%	$25,570	100%	9%
Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the customer. Revenue growth in the Americas was driven by investment of additional sales resources from previous periods. Revenue growth in Europe and Asia Pacific was primarily driven by our focus on marketing our services internationally and increased productivity, as well as investment in additional resources. Total revenue during the three and nine months ended October 31, 2024 was minimally impacted by foreign currency fluctuations compared to the three and nine months ended October 31, 2023.
Cost of Revenues

	Three Months Ended October 31,				Variance
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Dollars
Subscription and support	$1,501	16%	$1,571	18%	$(70)
Professional services and other	604	6	584	7	20
Total cost of revenues	$2,105	22%	$2,155	25%	$(50)

	Nine Months Ended October 31,				Variance
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Dollars
Subscription and support	$4,617	17%	$4,596	18%	$21
Professional services and other	1,809	6	1,797	7	12
Total cost of revenues	$6,426	23%	$6,393	25%	$33
For the three months ended October 31, 2024, the decrease in cost of revenues in absolute dollars was primarily due to a decrease in service delivery expenses and a decrease in amortization of intangible assets acquired through business combinations, partially offset by an increase in employee-related costs, primarily in lower cost regions. For the nine months ended October 31, 2024, the increase in cost of revenues in absolute dollars was primarily due to an increase in employee-related costs, primarily in lower cost regions, partially offset by a decrease in service delivery expenses and reduced amortization of intangible assets acquired through business combinations. Cost of revenue as a percentage of total revenue during the three and nine months ended October 31, 2024 decreased by three and two percent, respectively, from the same periods a year ago primarily as a result of reduced service delivery expenses and a decrease in amortization of intangible assets acquired through business combinations.
We intend to continue to invest additional resources in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may cause our cost of revenues as a percentage of revenues to fluctuate over time due to changes in demand for our service offerings.

Operating Expenses

	Three Months Ended October 31,				Variance
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Dollars
Research and development	$1,356	14%	$1,204	14%	$152
Sales and marketing	3,323	35	3,173	36	150
General and administrative	711	8	632	7	79
Restructuring	56	1	55	1	1
Total operating expenses	$5,446	58%	$5,064	58%	$382

	Nine Months Ended October 31,				Variance
(in millions)	2024	As a % of Total Revenues	2023	As a % of Total Revenues	Dollars
Research and development	$4,073	15%	$3,631	14%	$442
Sales and marketing	9,786	35	9,440	37	346
General and administrative	2,069	7	1,902	8	167
Restructuring	163	1	815	3	(652)
Total operating expenses	$16,091	58%	$15,788	62%	$303
For the three and nine months ended October 31, 2024, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs, primarily in lower cost regions. Research and development expenses as a percentage of total revenues during the three months ended October 31, 2024 was consistent with the same period a year ago. For the nine months ended October 31, 2024, the one percent increase as a percentage of total revenues compared to the same period a year ago was primarily due to increased employee-related costs, primarily in lower cost regions.
We expect that research and development expenses will likely remain consistent as a percentage of revenues over time as we continue to invest in the development of new, and improve existing, technologies, including our AI and Data Cloud service offerings, and support the integration of acquired technologies, at a pace consistent with our anticipated revenue growth.
For the three and nine months ended October 31, 2024, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs. Sales and marketing expenses as a percentage of total revenues during the three and nine months ended October 31, 2024 decreased by one and two percent, respectively, from the same periods a year ago due to a decrease in relative employee-related costs and a decrease in absolute advertising expenses.
We expect that sales and marketing expenses may decrease as a percentage of revenues over time as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity, which includes the use of AI and agents.
For the three and nine months ended October 31, 2024, the increase in general and administrative expenses in absolute dollars was primarily due to an increase in employee-related costs and professional services expenses. General and administrative expenses as a percentage of total revenues during the three and nine months ended October 31, 2024 were materially consistent compared to the same periods a year ago.
We expect that general and administrative expenses may decrease as a percentage of revenues over time as we continue to invest in process efficiency initiatives.
In the three and nine months ended October 31, 2024, approximately $56 million and $163 million, respectively, of costs were incurred related to our restructuring initiatives, primarily related to employee transition, severance payments and employee benefits.
Other Income and Expense

	Three Months Ended October 31,		Variance
(in millions)	2024	2023	Dollars
Losses on strategic investments, net	$(217)	$(72)	$(145)
Other income	70	58	12

	Nine Months Ended October 31,		Variance
(in millions)	2024	2023	Dollars
Losses on strategic investments, net	$(217)	$(242)	$25
Other income	282	158	124

Losses on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities, impairments and other adjustments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity or debt investments as well as high public equity market volatility. For the three months ended October 31, 2024, our strategic investment portfolio losses were primarily driven by impairments on privately held equity investments of $242 million. For the nine months ended October 31, 2024, our strategic investment portfolio losses were primarily driven by impairments on privately held equity investments of $432 million, partially offset by unrealized gains on privately held equity securities of $167 million and realized gains on sales of securities of $59 million.
Other income primarily consists of investment income, partially offset by interest expense on our debt and finance leases. Interest expense was $67 million and $70 million for the three months ended October 31, 2024 and 2023, respectively, and $204 million and $213 million for the nine months ended October 31, 2024 and 2023, respectively.
Provision For Income Taxes

	Three Months Ended October 31,		Variance
(in millions)	2024	2023	Dollars
Provision for income taxes	$(219)	$(263)	$44
Effective tax rate	13%	18%

	Nine Months Ended October 31,		Variance
(in millions)	2024	2023	Dollars
Provision for income taxes	$(961)	$(615)	$(346)
Effective tax rate	18%	19%
We recorded a tax provision of $219 million and $263 million for the three months ended October 31, 2024 and 2023, respectively, and a tax provision of $961 million and $615 million for the nine months ended October 31, 2024 and 2023, respectively. The year-to-date tax provision increased from the same period a year ago due to higher pretax income partially offset by a tax benefit from the foreign-derived intangible income deduction. Our quarter-to-date tax provision was lower compared to the same period a year ago due to the tax benefit from the foreign-derived intangible income deduction. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including, for example, acquisitions, changes to our operating structure, and other macroeconomic factors.
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
Liquidity and Capital Resources
At October 31, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $12.8 billion and accounts receivable of $4.7 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement (as defined below), which provides the ability to borrow up to $5.0 billion in unsecured financing (the “Credit Facility”) as of October 31, 2024, also serves as a source of liquidity.
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

Cash Flows
For the three and nine months ended October 31, 2024 and 2023, our cash flows were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net cash provided by operating activities	$1,983	$1,532	$9,122	$6,831
Net cash used in investing activities	(217)	(54)	(227)	(859)
Net cash used in financing activities	(1,446)	(1,765)	(9,356)	(6,531)
Operating Activities
The net cash provided by operating activities during the nine months ended October 31, 2024 was primarily comprised of net income of $4.5 billion, adjusted for non-cash items, including $2.6 billion of depreciation and amortization and $2.4 billion of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during the nine months ended October 31, 2024 was further benefited by the changes in accounts receivable, net of $6.7 billion partially offset by the change in unearned revenue of $5.6 billion and the change in accounts payable and accrued expenses and other liabilities of $503 million. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during the nine months ended October 31, 2023 was primarily comprised of net income of $2.7 billion, adjusted for non-cash items including $3.0 billion of depreciation and amortization and $2.1 billion of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during the nine months ended October 31, 2023 was further benefited by the change in accounts receivable, net of $5.9 billion due to cash collections and was partially offset by the change in unearned revenue of $4.8 billion and the change in accounts payable and accrued expenses and other liabilities of $1.6 billion.
Investing Activities
The net cash used in investing activities during the nine months ended October 31, 2024 was primarily related to net outflows for acquisitions of $517 million, net outflows from strategic investment activity of $256 million and capital expenditures of $504 million, partially offset by net inflows from marketable securities activity of $1.1 billion.
The net cash used in investing activities during the nine months ended October 31, 2023 was primarily related to capital expenditures of $589 million and net outflows from strategic investment activity of $288 million, partially offset by net inflows related to marketable securities activity of $100 million.
Financing Activities
The net cash used in financing activities during the nine months ended October 31, 2024 was primarily related to $7.8 billion used for repurchases of common stock, $1.0 billion related to repayments of debt and $1.2 billion related to payments of dividends, partially offset by $1.1 billion from proceeds from equity plans.
The net cash used in financing activities during the nine months ended October 31, 2023 was primarily related to $5.9 billion used for repurchases of common stock and $1.2 billion related to repayments of debt, partially offset by $1.1 billion from proceeds from equity plans.
Debt
As of October 31, 2024, we had senior unsecured debt outstanding, with maturities starting in April 2028 and extending through July 2061 with a total carrying value of $8.4 billion. We were in compliance with all debt covenants as of October 31, 2024.
In October 2024, we entered into a Credit Agreement with the lenders and issuing lenders party thereto, and Bank of America, N.A., as administrative agent (the “Revolving Loan Credit Agreement”). The Revolving Loan Credit Agreement replaced the Credit Agreement, dated December 23, 2020 (as amended, the “Prior Credit Agreement”), among us, the lenders and the issuing lenders party thereto, and Citibank, N.A., as administrative agent, which provided for a $3.0 billion unsecured revolving credit facility that was scheduled to mature on December 23, 2025. There were no outstanding borrowings under the Prior Credit Agreement.

The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of October 31, 2024.
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
We repurchased the following under the Share Repurchase Program (in millions, except average price per share):

	2024			2023
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	7	$293.00	$2,168	11	$188.17	$2,143
Three months ended July 31	18	$246.14	$4,288	9	$211.83	$1,913
Three months ended October 31	5	$257.00	$1,228	9	$209.33	$1,924
All repurchases were made in open market transactions. As of October 31, 2024, we were authorized to purchase a remaining $10.6 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to October 31, 2024, we have incurred approximately $31 million through November 27, 2024 for additional shares under the Share Repurchase Program.
The Inflation Reduction Act introduced a new one percent excise tax imposed on certain stock repurchases made after December 31, 2022. The excise tax is assessed on an annual fiscal year basis and generally paid in the subsequent fiscal year. We expect to pay an insignificant excise tax in fiscal 2025. The excise tax applies to our fiscal 2025 stock repurchases. We currently anticipate that it will decrease next year’s financing cash flows, however, the amount could be impacted by factors including the Company’s share price.
Dividends
We announced the following dividends (in millions, except dividend per share):

Record Date	Payment Date	Dividend per Share	Amount
March 14, 2024	April 11, 2024	$0.40	$388
July 9, 2024	July 25, 2024	$0.40	$388
September 18, 2024	October 8, 2024	$0.40	$385
The declaration and payment of future cash dividends is subject to our Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of October 31, 2024, the future noncancellable minimum payments under these commitments were approximately $4.2 billion, with payments of $258 million due in the next three months and $3.9 billion due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the nine months ended October 31, 2024 and in future years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure and with infrastructure service providers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.

Other Future Obligations
In November 2024, we acquired all outstanding stock of Zoomin Software Ltd. (“Zoomin”), a data management company. Prior to the acquisition, we owned less than ten percent of the outstanding stock of Zoomin. The total consideration for the remaining shares of Zoomin was approximately $344 million in cash, subject to customary purchase price adjustments.
In November 2024, we acquired all outstanding stock of Own Data Company Ltd. (“Own”), a leading provider of data protection and data management solutions. Prior to the acquisition, we owned approximately ten percent of the outstanding stock of Own. The total consideration for the remaining shares of Own was approximately $1.9 billion in cash, subject to customary purchase price adjustments.
As of October 31, 2024, we expect approximately $100 million to $150 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities. Additionally, as we have utilized the majority of our net operating loss and tax credits carryforward, we expect an increase in cash taxes.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended October 31, 2024, was minimally impacted by fluctuations in foreign currencies compared to the three months ended October 31, 2023. In addition, fluctuations in foreign currencies minimally impacted our current remaining performance obligation as of October 31, 2024 compared to what we would have reported as of October 31, 2023.
Interest Rate Sensitivity
As of October 31, 2024, we had cash, cash equivalents and marketable securities totaling $12.8 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at October 31, 2024 could result in a $56 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, net, and are realized only if we sell the underlying securities.

At January 31, 2024, we had cash, cash equivalents and marketable securities totaling $14.2 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $65 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of October 31, 2024	Interest Terms	Contractual Interest Rate
Credit Facility	October 2029	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
Any borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% or an adjusted benchmark rate plus a spread of 0.50% to 0.85%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of October 31, 2024, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of October 31, 2024, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.8 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 13 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of October 31, 2024 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of October 31, 2024
Publicly held equity securities	$26	$46	$0	$72
Privately held equity securities	4,215	1,116	(651)	4,680
Total equity securities	$4,241	$1,162	$(651)	$4,752
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
Our investments in privately held equity securities are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement in the total enterprise value of the company. As a result, the value of our investment in a specific company may move by more or less than a change in that company’s overall value. Our ten largest privately held equity securities represent 37 percent of our total strategic investments as of October 31, 2024. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $101 million.
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
These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies and enhance processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our Board of Directors (“Board”), Cybersecurity and Privacy Committee and executive management are regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as updates on cybersecurity events. We can provide no assurances that our security measures, including implemented systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, will provide absolute security or otherwise be effective or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
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

Since our customers use our services for important aspects of their business, errors, defects, disruptions in service or other performance problems have in the past adversely impacted our customers’ businesses and could do so in the future. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our allowance for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.
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
Our success will depend in part upon the ability of our senior management to plan and manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce, including those arising from our Restructuring Plan or other restructuring actions or our return to office and remote work policies, may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. Further, reductions in our real estate portfolio resulting from our Restructuring Plan may impede our ability to adequately accommodate employees returning to the office or future headcount growth. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia, and ongoing conflicts, such as the war in Ukraine and the regional conflict in the Middle East;
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
Pricing and packaging strategies for enterprise and other customers for subscriptions to our existing and future service offerings, including for our AI offerings such as Agentforce, may not be widely accepted by new or existing customers. Our adoption of or failure to adopt, as well as the manner and time of, changes to our pricing and packaging models and strategies may harm our business.
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
In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition, equality and a sense of family. As our organization has grown and expanded globally, and as our workplace plans have developed, including, for example, workforce and office space reductions enacted under the Restructuring Plan, we have in the past and may in the future find it increasingly difficult to maintain the beneficial aspects of our corporate culture globally, including managing the complexities of communicating with all employees. Any inability to maintain our corporate culture could negatively impact our ability to attract and retain employees, harm our reputation with customers or negatively impact our future growth.
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
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, broader suites of service offerings and larger marketing budgets, as well as substantially greater financial, technical, personnel and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands and offer more targeted and simplified solutions. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or provide competitive pricing, more flexible contracts or faster implementations. Additionally, we are building AI into many of our offerings, and we are facing increased competition as AI technologies are integrated into the markets in which we compete. Our competitors may be able to develop new AI offerings that disrupt workforce needs and negatively impact demand for our offerings, or incorporate AI into their offerings more successfully than we do and achieve greater and faster adoption. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
Our efforts to expand our service offerings and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive a majority of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our current service offerings may not succeed and may reduce our revenue growth rate. In addition, the markets and monetization strategies for certain offerings, including Agentforce, remain relatively new and uncertain and as a result our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we may increase the number of products that use a consumption-based business model. Due to customer flexibility in the timing of their consumption, we could have less visibility into the timing of revenue recognition for consumption-based offerings than we do for our subscription-based offerings, and there is a risk that customers could consume our products at lower levels than we expect. Further, the introduction of future platform changes and upgrades may not result in long term revenue growth.
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
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the fair value of this portfolio could negatively impact our financial results.
We manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and system integrators. While we invest in companies that we believe are digitally transforming their industries, advancing responsible generative AI, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives, we may still experience unforeseen brand or reputational harm associated with our investments. Our investments range from early to late stage companies, including investments made concurrent with a company’s initial public offering. Investments in early stage companies are inherently speculative, as these companies may not yet be revenue-generating and could still be in the process of developing their products and services at the time of our investment. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. Our investments may face challenges from regulatory authorities, including from antitrust authorities who are increasingly scrutinizing technology investments and acquisitions, potentially resulting in unexpected costs, delays, or unfavorable conditions imposed on transactions involving our investment portfolio. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. All of our investments are subject to a risk of partial or total loss of invested capital.
We are exposed to volatility in our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The measurement of our non-marketable equity and debt securities at fair value is inherently subjective and requires management judgment and estimation. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, geopolitical conflict, volatile public equity markets or unsettled global market conditions.
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
We are increasingly building AI into many of our offerings, including generative and agentic AI. As with many innovations, AI offerings, such as Agentforce, and our Salesforce platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of our AI offerings, such as Agentforce, and the Salesforce platform, which provides information regarding our customers’ customers, present emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability, especially as geopolitical turmoil creates increasingly volatile political and market conditions. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation and AI agents will require additional investment in the licensing or development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. Moreover, the move from AI content classification to AI content generation through our development of Agentforce and other generative AI products brings additional risks and responsibility. Known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed or protected content to their detriment, or the owners of such copyrighted material seek to enforce their rights, we may be exposed to brand or reputational harm, competitive harm and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on us as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both a covered business and service provider. These laws continue to evolve, including, for example, India’s Digital Personal Data Protection Act 2023, and as various jurisdictions introduce similar proposals, which often include subsequent rules and regulation, we and our customers become subject to additional regulatory burdens. New EU laws related to the use of data, including in the DSA, the Data Act and AI Act, may impose additional rules and restrictions on the use of the data in our products and services.
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
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including us, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses (“SCCs”) as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have since adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may continue to be inclined to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers and the cost and complexity of providing our services in certain markets may increase. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us.
The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business. In March 2023, we launched the Hyperforce EU Operating Zone, which is designed to enable storage and processing of customer data solely within the EU. This EU service may enhance our ability to attract and retain customers operating in the EU, but may also increase the cost and complexity of supporting those customers, and our customers may demand similar offerings in other territories.
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
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. Customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, export control laws and economic sanctions may prohibit or limit the transfer of certain products and services to embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Sanctions and import and export control regulations in the United States and other countries are subject to change and uncertainty, including as a result of rapidly evolving technology, increased government regulation over AI and cloud service solutions, and geopolitical developments such as events affecting relations between the United States and China, multi-jurisdictional sanctions on Russia, war in Ukraine and the regional conflict in the Middle East. Regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including efforts to combat diversion of services to sanctioned countries and parties, several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations.
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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of ongoing conflicts, such as the war in Ukraine and the regional conflict in the Middle East, the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from term software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. Additionally, if sales through indirect channels or for consumption-based product offerings increase, this may lead to greater difficulty in forecasting revenue and anticipated rate of growth. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. If we are not able to provide continued operating margin expansion, our business could be harmed and the market price of our common stock could decline.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. Such developments, for example, may include certain provisions introduced by the Inflation Reduction Act, certain Organization for Economic Co-operation and Development’s proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to macroeconomic factors and tax revenue needs may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
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
Additionally, global events as well as geopolitical developments, including war in Ukraine and the regional conflict in the Middle East, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which has and could in the future amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of October 31, 2024, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $5.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of October 31, 2024, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.
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
Our quarterly results are likely to fluctuate. Fluctuations have occurred due to known and unknown risks, such as the global economic impact of ongoing conflicts, including the war in Ukraine and the regional conflict in the Middle East, and uncertainty about the interest rate environment. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically in the past been our largest collections and operating cash flow quarter.
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the war in Ukraine and the regional conflict in the Middle East, financial market conditions, increasing costs of operation and foreign currency exchange rates, any of which can adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay prospective customers’ purchasing decisions, reduce the value of new subscription contracts, or affect attrition rates;
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
•fluctuations in foreign currency exchange rates, such as the U.S. Dollar against the Euro and British Pound Sterling;
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
•evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations; and
•regulatory compliance and acquisition costs.

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
In addition, if the market for technology stocks or the greater securities market in general experience uneven investor confidence, the market price of our common stock has and could in the future decline for reasons unrelated to our business, operating results or financial condition, including as a reaction to events that affect other companies within, or outside, our industry. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, such as the securities litigation against Slack that was brought before our acquisition. Such litigation, whether against us or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and any liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as war in Ukraine and the regional conflict in the Middle East, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; and have reduced and may in the future reduce the value and duration of customer subscription contracts or cause our customers to seek to modify their existing subscription contracts. All of these risks and conditions could materially adversely affect our future sales, attrition rates and operating results.
Natural disasters and other events beyond our control have in the past and may in the future materially adversely affect us.
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our people, operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, the business operations of third-party providers or suppliers that we rely on to conduct our business and the business operations of our customers are subject to interruption by natural disasters, fire, power shutoffs or shortages, actual or threatened public health emergencies and other events beyond our control. For example, the occurrence of regional conflicts, epidemics or a global pandemic, such as COVID-19, have in the past and may in the future materially affect how we and our customers operate our businesses, as well as our operating results and cash flows. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct earthquake-related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially and adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with climate-related events. These events in turn have impacts on inflation risks, food security, water security (including for water availability for data center cooling), energy security and on our employees’ health and well-being. Furthermore, it is more difficult to mitigate the impact of these events on our employees working remotely or at client sites. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of companies we invest in, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In particular, climate-related events, energy market volatility, and power grid disruptions may increase the operational costs of data centers for us or our third-party providers. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with investors, suppliers and customers, our financial performance or our ability to recruit and retain talent.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In connection with the Company’s acquisition of PredictSpring Inc., on September 12, 2024, the Company issued 82,836 shares of its common stock to certain former stockholders of PredictSpring Inc. that will vest over time. In connection with the Company’s acquisition of Tenyx, Inc., on September 13, 2024, the Company issued 58,514 shares of its common stock to certain former stockholders of Tenyx, Inc. that will vest over time. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.
Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended October 31, 2024 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2024	2	$254.86	2	$11,227
September 2024	2	254.18	2	10,748
October 2024	1	285.94	1	10,642
Total	5		5
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On September 23, 2024, Srinivas Tallapragada, President and Chief Engineering Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 193,219 shares of the Company’s common stock, subject to certain conditions, through June 30, 2025 (or the date all shares are sold under the arrangement, if earlier). On September 24, 2024, Amy Weaver, President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 55,993 shares of the Company’s common stock, subject to certain conditions, through April 30, 2025 (or the date all shares are sold under the arrangement, if earlier).
ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/16/2022
10.1*	Tenyx, Inc. 2021 Equity Incentive Plan		S-8	333-282514	4.3	10/4/2024
10.2	Credit Agreement, dated as of October 31, 2024, by and among Salesforce, Inc., the lenders and issuing lenders party thereto, and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	11/5/2024
10.3*	Transition Agreement, dated August 28, 2024, between Salesforce, Inc. and Amy Weaver	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 3, 2024
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: December 3, 2024
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)