Form 10-K
period 2025-01-31
Salesforce, Inc.
filed 2025-03-05
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2024, the aggregate market value of its shares (based on a closing price of $258.80 per share) held by non-affiliates was approximately $206.5 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2025, there were approximately 961 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, are forward-looking. Words such as “aims,” “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “foresees,” “goals,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “targets” and “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are inherently uncertain and based on management’s current expectations and assumptions, which are subject to risks and uncertainties that are difficult to predict, including those described in Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results or outcomes to differ materially from those contained in any forward-looking statements.
In light of these and other risks and uncertainties, the future events and trends discussed in this Annual Report on Form 10-K may not occur as we expect or at all, and our actual results or outcomes may differ materially and adversely from those expressed or implied in our forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I.
ITEM 1. BUSINESS
Overview
Salesforce, Inc. (“Salesforce,” the “Company,” “we” or “our”) is a global leader in customer relationship management (“CRM”) technology, enabling companies of every size and industry to connect with their customers through the power of data, artificial intelligence (“AI”), CRM and trust. Founded in 1999, we bring humans together with AI agents to drive customer success on one deeply unified platform.
Our AI-powered Salesforce Platform unites our offerings — spanning sales, service, marketing, commerce, collaboration, integration, AI, analytics, automation, industries and more — by connecting customer data across systems, applications and devices to create a complete view of customers. With this single source of customer truth, teams can be more responsive, productive and efficient and deliver intelligent, personalized and automated experiences across every channel. With Agentforce, the agentic layer of the Salesforce Platform, our customers can build and augment their teams with an always-on digital labor force, deploying autonomous AI agents across business functions that aim to increase productivity, lower costs and drive operational efficiencies.
Our service offerings are designed to be flexible, scalable and easy to use. They can generally be configured easily, deployed rapidly and integrated with other platforms and enterprise applications. We sell to businesses worldwide, primarily on a subscription basis, through our direct sales efforts and also indirectly through partners. In addition, we enable third parties to use our platform and developer tools to create additional functionality and new applications that run on our platform, which are sold separately from, or in conjunction with, our service offerings.
Salesforce is committed to a core set of values: trust, customer success, innovation, equality and sustainability – all of which are grounded in legal and regulatory frameworks that guide and inform our business. Foremost among these is trust, which is paramount and the foundation for everything we do, and is also firmly rooted in compliance with applicable laws governing security, privacy, data protection and operational integrity. Our customers expect to trust and rely on our technology to meet the high enterprise-grade standards of security, privacy, performance, legal compliance and availability at scale. Customer success is at the core of our business, and we align the entire company around our customers’ needs, promoting their success, showing our value and upholding applicable laws, contractual obligations and industry regulations and standards. Innovation is fundamental to our mission, empowering and enabling our customers to stay ahead in their industries and driving technological advancements in line with evolving laws, standards and guidelines. Equality is a legal and ethical mandate and a core tenet that informs how we operate. Our commitment to equal opportunity is anchored in applicable laws, statutes, regulations and principles. We value the equality of every individual at our company and in our communities and are dedicated to fostering a workplace that complies with these protections, creating an inclusive culture where every individual feels seen, heard and valued. Finally, we are committed to creating a more sustainable and nature-positive future for all. Our products and services help our customers meet their own sustainability and compliance priorities, guided by applicable environmental and sustainability-related laws, corporate social responsibility frameworks and legal requirements. By grounding our values in legal and regulatory principles, we reinforce our opportunity and responsibility to uphold high integrity and robust ethical standards, ensuring that trust, fairness, and compliance remain central to everything we seek to do.
We believe that our values, grounded in legal and regulatory frameworks, create value, and the business of business is to make the world a better place for all of our stakeholders, including stockholders, customers, employees, partners, the planet and the communities in which we work and live. Salesforce is committed to giving back to our communities, helping businesses grow while protecting the environment for future generations, and transparent environmental, social and governance disclosures. We believe we have a broad responsibility to society, and we aspire to create a framework for the ethical and humane use of technology that not only drives the success of our customers, but also upholds the basic human rights of every individual.
Our Service Offerings
We believe that every business, in every industry, has to optimize for an AI-first experience for their customers, employees and partners, leveraging trusted AI, data and CRM technology to increase efficiency, boost productivity and drive growth. Through Agentforce, our suite of customizable AI agents and tools, Salesforce brings autonomous AI, unified data and applications together on one deeply unified platform that enables companies of any industry or size to deliver AI-powered, personalized engagement across every customer touchpoint with the ability to hyperscale data and automation.
Our service offerings are designed to work together and include:
Sales. Our Sales offering is an integrated platform that brings together the power of humans with AI agents to help sales teams sell faster and smarter, and to efficiently manage and automate entire sales processes. It provides sales capabilities and tools built for an entire sales organization – across prospecting, sales engagement, team collaboration, sales analytics and AI, sales programs, sales performance, partner management, and revenue and orders. With our Sales offering, businesses can create lifelong customers by connecting their entire organization and unifying all data sources on a single integrated platform. Further, with Agentforce for Sales, customers can build a sales team augmented by a digital labor force and empower every seller with their own AI agent to help accelerate productivity and drive growth.
Service. Our Service offering enables companies in every industry to bring all of their customer service and field service needs onto one integrated, AI-powered platform to deliver trusted, highly personalized customer support at scale. It also helps our customers maximize productivity, resolve cases faster and improve customer satisfaction by automating routine tasks. With Agentforce for Service, customers can tap the power of digital labor to handle low-touch interactions and help their teams with high-touch tasks, unlocking new levels of efficiency. Our AI technology enables service teams to automatically route cases to the best service agent for the job, respond to customers with personalized, relevant answers grounded in company data and perform tasks like auto-summarizing support cases and field work orders. Our service offering also provides a field service solution that enables companies to connect service agents, dispatchers and mobile employees through one centralized platform, on which they can intelligently schedule and dispatch work as well as track and manage jobs.
Platform and Other. The Salesforce Platform enables companies of all industries, sizes, and locations to build business workflows, applications and AI agents on a single, comprehensive platform to help boost efficiency, increases productivity and automation and save on information technology costs. It facilitates development with no-code and low-code tools that are easy to use and free to learn, empowering anyone to build trusted applications, AI agents, models, code, prompts, automations, and much more. Our Trust Layer is built into the Salesforce Platform to help customers safely use their data and set guardrails on what AI agents do with that data. The Salesforce Platform is built on Hyperforce, our infrastructure that helps customers manage data governance and compliance at a local level, all over the world. Our technology partners help customers to easily add the applications they need and utilize the data lakes and systems they have already invested in, and because the platform is open source, customers can integrate and build with any data or partner application they choose to make the platform work for their business.
Slack. Our Slack offering is a workplace communication and productivity platform where work happens for millions of people every day. It centralizes conversations and collaboration, automates business processes, makes search and knowledge sharing seamless, and delivers trusted generative and agentic AI that augments employees so they can work smarter, make decisions faster, and drive real outcomes. Slack is also deeply integrated with every Salesforce offering, including Agentforce, bringing a digital labor force into the messages and channels where work is happening. With Agentforce in Slack, employees across every department can collaborate with specialized AI agents and accelerate high-impact work directly in the flow of work.
Marketing and Commerce.
Marketing. Our Marketing offering is a complete marketing platform designed to help customers personalize engagement across the customer lifecycle. By connecting departments through actionable data, trusted AI, and autonomous AI agents, we empower teams to work together to build lasting customer relationships. With Agentforce, marketers can save time on every step of the campaign process by using prompts to generate briefs, content, and journeys, as well as optimize performance and spend with actionable insights and predictive AI. With operational customer profiles, marketers and AI agents can easily take action on structured and unstructured data to build segments, calculate insights, analyze performance, and power AI recommendations, decisioning, and automations. Our Marketing offering is built on the Salesforce Platform, so that marketing teams are able to seamlessly provide sales next-best-offer recommendations, help service retain customers with proactive promotions, and re-engage inactive shoppers.
Commerce. Our Commerce offering helps connect every aspect of commerce—from marketing and sales to service and fulfillment—on a single, connected, AI-powered platform, enabling brands to deliver personalized, seamless shopping experiences across every customer touchpoint. With Agentforce for Commerce, brands can autonomously manage a range of tasks with AI agents, such as product recommendations and order lookup, helping to boost capacity and productivity across marketing, commerce, merchandising, and store operations. With trusted AI and AI agents, businesses can generate product descriptions and web pages; and deliver personalized shopping assistance using natural language. Native integrations between our Commerce, Sales, Service, and Marketing offerings enable brands to tackle complex challenges and build cohesive digital experiences. Additionally, our Commerce offering delivers click-to-code tools, which provide customers with the ability to quickly build and deploy our solutions around their customers as markets, industries, and customers evolve.
Integration and Analytics.
Integration. Our unified Integration, Automation and API Management offerings, powered by MuleSoft, provide the essential building blocks to deliver AI-powered, end-to-end, connected experiences and innovate faster. Customers use MuleSoft to connect data across any system, take action on their data using no-code or low-code to automate tasks across any system, and scale API governance to help secure and monitor all of their data in transit. With MuleSoft, customers can extend Agentforce to any system to take action outside of Salesforce.

Analytics. Our analytics offerings, including Tableau, provide advanced, end-to-end solutions for a wide range of business use cases, powered by agentic AI. With Tableau, customers can visualize, analyze, and act on business data from any source. Tableau helps users work more efficiently, spot trends, predict outcomes, receive timely recommendations, and take action with autonomous AI agents. Additionally, Tableau enriches Agentforce with best-in-class data visualizations and business context, lowering the barriers of data access for everyone.
Other Salesforce Offerings
In addition to our solution specific service offerings, we have specialized solutions that work across our offerings to support our customers’ business needs. These additional service offerings include:
Agentforce. Agentforce is the agentic layer of the Salesforce Platform for deploying autonomous AI agents that can understand and respond to customer inquiries without human intervention across business functions. Agentforce includes a set of tools to create and customize AI agents, as well as a library of ready-to-use skills for most any use cases across sales, service, marketing and commerce, Tableau, Slack, partners and more. Agentforce is a complete AI system for building a digital labor force, integrating data, AI, automation, and humans to deploy trusted AI agents for concrete business outcomes. It works by giving teams tools, services, and AI agents that can tap into the power of a large language model (“LLM”) and their connected business data to autonomously identify what work needs to be done, build a plan to complete the work, and then execute the plan.
Data Cloud. Data Cloud is our hyperscale, trusted data engine native to Salesforce. It brings a company’s enterprise data into Salesforce to deliver an actionable, comprehensive and robust view of a customer by connecting enterprise data from disparate sources and harmonizing it into a single, trusted model that is easy to access and understand. By leveraging Data Cloud’s robust framework for data ingestion, transformation and indexing, integrations with retrieval-augmented generation improve customer experiences by transforming unstructured text and data into searchable insights, empowering companies to respond to customer queries with more context, relevance, knowledge, and advanced reasoning. Data Cloud leverages the power of Salesforce metadata to enable companies to ingest and federate data to power automation, analytics, and AI agents across Salesforce applications.
Industries. Our industry vertical offerings meet the specific needs of our customers across different industries, such as financial services, healthcare and life sciences, manufacturing, automotive and government. Each of our distinct industry offerings provide out-of-the-box, AI-powered capabilities that make it easy for industry customers to leverage the full Salesforce Platform with purpose-built tools that address industry-specific needs and enable the speed and flexibility to keep up with changing times and customer demands. Salesforce’s industry offering also includes Industries AI – a suite of more than 100 industries capabilities and a library with resources on how to get started for every industry offering. Industries AI capabilities serve as the foundation for creating industry-specific AI agents with Agentforce that can be set up in minutes, work around the clock, and autonomously perform industry-specific business tasks and actions.
Salesforce Starter. We offer Starter Suite, an all-in-one, easy-to-use solution for small and medium-size businesses that brings sales. service, marketing and commerce together. Starter Suite helps businesses get set up with Salesforce quickly and easily, so they can save time, boost productivity, and manage relationships with all of their customer operations in one, centralized location. Starter Suite allows businesses to build a trusted foundation of customer data for advanced AI technology to support efficient business growth.
Business Benefits of Using Our Solutions
The key advantages of our solutions include the following:
•an industry-leading, AI-powered deeply unified platform for business-to-business, business-to-consumer and business-to-employee for the all-digital, work-from-anywhere world;
•scalable, efficient and flexible solutions for any size company or industry;
•a single source of truth that connects customer data across systems, applications and devices to help companies sell, service, market and conduct commerce from anywhere;
•the ability to unlock companies’ customer data across their business, see and understand their data with advanced analytics, make predictions with pervasive AI, automate tasks and personalize every interaction;
•the ability to infuse trusted AI in the flow of work and create AI agents that help make the customer experience more intelligent, automated and personalized, and employees more productive;
•the ability to collaborate easily with customers, employees, partners and systems;
•modern low-code and no-code tools powered by leading edge AI, which empowers developers and business users to create digital experiences and configure and automate business processes to fit the needs of any business, accelerating time to value;
•the ability to accelerate adoption and drive results with purpose-built, compliant tools and processes that deliver out-of-the-box functionality, security and interoperability; and

•an enterprise application marketplace and a community of tens of millions of Trailblazers: passionate developers, admins and experts who use Salesforce to innovate and extend the platform with thousands of partner applications.
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
Focus on industries and new products. As part of our growth strategy, we are delivering innovative and value-driven solutions in new categories based on our existing and potential customers’ needs. For example, we provide out-of-the-box solutions specifically built for customers in certain industries, such as financial services, healthcare and life sciences, manufacturing and more. In addition, through direct discussions and strategic engagements with our customers, we are able to deliver the innovations and enhancements that align with the needs of our customers. In the third quarter of fiscal 2025, we introduced Agentforce, the agentic layer of the Salesforce Platform for deploying autonomous AI agents across any business function. Agentforce includes a set of tools to create and customize AI agents, as well as a library of ready-to-use skills for any use case across sales, service, marketing and commerce, Tableau, Slack, partners and more.
Leverage our partner ecosystem. The Salesforce Platform enables customers, independent software vendors (“ISVs”) and third-party developers to create, test and deliver cloud-based applications. These applications can be marketed and sold on the AppExchange, our enterprise cloud marketplace, or sold directly by software vendors. In addition, we rely on our consulting partners to deliver technology solutions and expertise to customers, from large-scale implementations to more limited solutions that help businesses run more efficiently. We continue to work with and invest in our partner ecosystem, including these ISVs and system integrators (“SIs”), to accelerate our reach into new markets and industries.
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
Mergers and Acquisitions and Strategic Investments
We evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property to complement our organic innovation and advance the development of our Salesforce Platform. Our evaluation seeks to confirm that any potential acquisition accelerates our strategy, represents an attractive customer opportunity, provides a pathway to effectively monetize the acquired products and drive significant operational efficiencies and presents a clear timeline for value accretion. Our acquisitions can range in size and complexity, from those that enhance or complement existing products and accelerate development of features to large-scale acquisitions that result in new service offerings. Our goal is to prioritize the use of our balance sheet, through cash and debt, to complete acquisitions.
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
We provide our services through cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking, as well as through infrastructure designed and operated by us but secured within third-party data center facilities. We continue to invest and expand the deployment of Hyperforce, which allows our platform and applications to be delivered rapidly and reliably to locations worldwide and provides our customers autonomy and control over data residency.
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
Our current competitors include:
•vendors of packaged business software, as well as companies offering enterprise applications delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;
•software companies that provide their product or service free of charge as a single product or when bundled with other offerings, or only charge a premium for advanced features and functionality, as well as companies that offer solutions that are sold without a direct sales organization;
•vendors who offer software tailored to specific services, industries or market segments, as opposed to our full suite of service offerings including suppliers of traditional business intelligence and data preparation products, integration software vendors, marketing vendors, e-commerce solutions vendors, or AI software and service vendors;
•productivity tool and email providers, unified communications providers and consumer application companies that have entered the business software market; and
•traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new applications, including AI augmented applications, that run on the customers’ current infrastructure or as hosted services, as well as would-be customers who may develop enterprise applications for internal use.
We believe more companies may become competitive threats due to the attractiveness of the markets in which we operate. We also expect our competition to change and evolve as we expand into more markets, with new offerings.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than ten percent of our revenues in fiscal years 2025, 2024 or 2023. In addition, we do not have any material dependencies on any specific product, service or particular group or groups.
Customer Service and Support
We offer professional services to help customers achieve business results faster with Salesforce solutions. Our architects and innovation program teams act as advisors to plan and execute digital transformations for our customers. This includes implementation services for multi-offering and complex deployments. We provide best-practices and AI-based recommendations and adoption programs globally. In addition, we provide advanced education, including in-person and online courses, to certify our customers and partners on architecting, administering, deploying and developing our service offerings.
Our global customer support group responds to both business and technical inquiries about the use of our products via the web, telephone, email, social networks and other channels. We provide standard customer support during regular business hours to customers as part of our paying subscription editions. We also offer premier customer support that is either included in a premium success offering or sold for an additional fee, which can include services such as priority access to technical resources, developer support and system administration. In addition, we offer a premier priority support add-on that includes proactive monitoring, rapid incident response and instruction from a dedicated support team knowledgeable about the customer's specific enterprise architecture. With the launch of Agentforce, we’ve made it easier for customers to find answers by providing an even more intuitive experience on our Salesforce Help page. Agentforce can resolve customer issues swiftly and accurately because answers are grounded in our trusted unstructured content unified in Data Cloud. By automating simple and repetitive tasks, our support engineers will be able to augment and scale their time in a more valuable way.
Sales and Marketing
We sell our services primarily through our direct sales force, which comprises sales personnel based in regional hubs, field sales personnel based in territories close to their customers and self-service offerings.
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
•live events and original programming on our Salesforce+ streaming service, which includes discussions about the future of technology in the AI-first, work anywhere world and educational content to learn new skills and pursue new career opportunities;
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
Intellectual Property
We rely on a combination of trademarks, copyrights, trade secrets, patents and contractual provisions to protect our proprietary technology and our brands. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information. We believe the duration of our patents is adequate relative to the expected lives of our service offerings. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting open source software or attracting and enabling our external development community. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe, based upon past experience and industry practice, such licenses generally should be obtainable on commercially reasonable terms.
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
We believe our efforts in managing our workforce have been effective. Our focus on our workplace environment and a strong company culture has led to recognition across the globe, as evidenced by the following awards: Ethisphere’s World’s Most Ethical Companies (2024 and for the 15th time), One of America's Most JUST Companies from JUST Capital (2025 and for the eighth year in a row), Fortune World's Most Admired Companies (2025 for the 11th year in a row), Fortune 100 Best Companies to Work For (2024 and for the 16th year in a row), Fortune World’s Most Innovative Companies (2024, for the second year in a row), a Top 100 Employer of Choice on the American Opportunity Index (2024 and for the third year in a row), A Glassdoor Best Places to Work 2025, a 2024 Great Place to Work Best Workplace in: Japan, UK, South Korea, Argentina, France, Spain, Denmark, Canada, United States, Switzerland, Mexico, Ireland, The Netherlands, India, Portugal,

Brazil, Singapore, Australia and a Built In’s 2025 Best Places to Work winner in: Dallas, Colorado, Austin, Seattle, Atlanta, Boston, San Francisco and a 100 Best U.S. Large Companies to Work For in 2025 overall.
As of January 31, 2025, we had 76,453 employees. None of our employees in the United States are represented by a labor union. However, employees of certain foreign subsidiaries are represented by works councils.
We have continued to invest in development programs, employee engagement and ongoing communications and feedback. For additional information on our workforce, refer to our annual Stakeholder Impact Report, https://salesforce.com/stakeholder-impact-report. Some of our key human capital management initiatives are summarized below:
Equality
Our approach to equality is firmly rooted in compliance with federal law (as a U.S. company) and other applicable laws and regulations in the regions in which we operate, including statutes, regulations and principles governing equal pay, equal opportunity and anti-discrimination protections. These legal frameworks shape our long-standing commitment to fostering a workplace where all individuals are treated equally, have access to opportunities and are protected from discrimination. By adhering to these laws, we uphold a fair and inclusive environment where our employees can do the best work and teaming of their careers, reinforcing principles of equality, dignity and respect for all.
Talent and Career Development
We offer our employees various talent development programs to create a culture of continuous learning and new ways to grow their careers. We provide learning and development opportunities through Career Connect, our internal talent marketplace, and Trailhead, our learning platform available for all employees. We encourage our employees to seek personal and professional development opportunities with external organizations and offer yearly education reimbursement to employees who wish to continue job-related education from accredited institutions or organizations.
Total Rewards
We believe offering competitive compensation packages and robust benefits is an important factor in our ability to attract, retain and motivate our employees and to help enhance their everyday wellbeing. We use a combination of fixed and variable cash compensation for all employees and award equity compensation to certain employees in the form of restricted stock units and performance-based restricted stock units, and on a limited basis, stock options. Eligible employees are also able to participate in our Employee Stock Purchase Plan, which allows employees to purchase our stock at a 15 percent discount up to U.S. Internal Revenue Code limits. We also match up to $5,000 of donations, per employee, to eligible nonprofit organizations, and effective February 1, 2025, donations are matched up to $10,000 per employee. We offer employees benefits that vary by country and are designed to meet or exceed local legal requirements and to be competitive in the marketplace.
Our V2MOM and Code of Conduct
Alignment and consistent and clear communication are a key part of our employee engagement, especially as we continue to grow. Each year, we complete a corporate V2MOM, which is our business plan for the year used to align the Company on our vision, values, methods, obstacles and measures for the upcoming year. All employees are then expected to complete their own V2MOM that aligns with the corporate V2MOM. In addition, our Code of Conduct reflects our core values, which remain the foundation of the Company and which directly impact our ability to deliver success. We expect all of our employees to act with integrity, including treating others with compassion and respect.
Employee Engagement and Satisfaction
Our leadership strives for active engagement with our employees through a variety of channels, including all-company meetings and our daily newsletter, The Daily, allowing employees to stay connected with the business and new developments. Twice a year, all employees have the opportunity to complete a confidential survey measuring employee engagement and experience, the health of our culture and how we are living up to our values. This survey is one of several ways we see to understand employee experience and drive real change across the Company.
Government Regulation
We operate globally and are subject to numerous U.S. federal, state and foreign laws and regulations covering a wide variety of subject matters. Additional information regarding governmental regulations relevant to our business is discussed in Part I, Item 1A, “Risk Factors.”
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website at http://investor.salesforce.com/financials/ or by contacting our Investor Relations department at our office address listed above as soon as reasonably practicable following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these and other websites referenced throughout the filing are not incorporated and do not constitute a part of this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
Our principal executive offices are located in San Francisco, California. Our principal address is Salesforce Tower, 415 Mission St., 3rd Floor, San Francisco, California 94105, and our primary website address is www.salesforce.com.
ITEM 1A. RISK FACTORS
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Annual Report. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Other events, factors or uncertainties that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
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
•Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, as well as internet availability, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements.
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

•The evolving landscape related to ESG matters.
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
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial, health and other personal information. Our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•third-party attempts to fraudulently induce our employees, partners or customers to disclose sensitive information to gain access to our customers’ data or IT systems, or our data or our IT systems;
•efforts by hackers or sophisticated groups, such as criminal organizations, state-sponsored organizations or nation-states, to launch coordinated cyberattacks on internally built infrastructure or on third-party cloud-computing platform providers, including ransomware, destructive malware and distributed denial-of-service attacks;
•third-party attempts to abuse our marketing, advertising, messaging or social products and functionalities to impersonate persons or organizations and disseminate information that is false, misleading or malicious;
•vulnerabilities existing within new technologies and infrastructures, including those from acquired companies, or resulting from enhancements and updates to our existing service offerings;
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
These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies and enhance processes and internal security controls, including our ability to escalate and respond to known and potential risks. We can provide no assurances that our security measures, including implemented systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, will provide absolute security or otherwise be effective or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
•evolving techniques used to breach or sabotage IT systems and infrastructure, including as a result of the increased use of AI technologies by bad actors, which are generally not recognized until launched against a target, and could result in our being unable to anticipate or implement adequate measures to prevent such techniques;
•the increasing complexity of our internal IT systems as we incorporate and secure IT environments from acquired companies and early adoption of new technologies and new ways of sharing data; and
•our limited control over our customers or third-party technology providers (including those authorized by customers to access their data), or the processing of data by third-party technology providers, which may not allow us to maintain the integrity or security of such transmissions or processing.
In the normal course of business, we are and have been the target of malicious cyberattacks and have experienced other security incidents. Although, to date, such identified security events have not had a material financial impact, there can be no assurance that future cyberattacks will not be material or significant. Additionally, as our market presence grows, we may face increased risks of cyberattacks or security threats, and as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against.
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers’ systems or data, including intellectual property and proprietary, sensitive or other confidential information. We have contractual and other legal obligations to notify relevant stakeholders of security breaches. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of any such incident. A security breach or resulting mandatory disclosure could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability. Further, there can be no assurance that our insurance coverage will be sufficient to cover the financial, legal, business, or reputational losses that may result from a cybersecurity incident or breach of our IT systems. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including determining whether a cybersecurity incident is notifiable or reportable, may not be straightforward and may result in additional financial burdens due to additional direct and indirect costs to respond to or alleviate problems caused by the actual or perceived security breach, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
We have in the past and may in the future find defects in or experience disruptions to our services. Such issues may arise in a variety of circumstances, including due to our customers using our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data; as a result of employee, contractor or other third-party action or inaction; or due to the complexity of our services, which incorporate a variety of hardware, proprietary software and third-party and open-source software. Across the industry, cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We may also encounter difficulties integrating acquired or licensed technologies into our services and in augmenting the technologies we use to meet quality standards that are consistent with our brand and reputation, which may result in our services containing errors or defects.
We have experienced and may in the future experience defects in our products that create vulnerabilities that inadvertently permit access to protected customer data. We can provide no assurance that such product defects or other vulnerabilities will not occur in the future, have a material adverse effect on our business or subject us to substantial liability. Vulnerabilities in open source or any proprietary or third-party product can persist even after security patches have been issued if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching was complete. In some cases, vulnerabilities may not be immediately detected, which may make it difficult to recover critical services and lead to damaged assets.
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

Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, as well as internet availability, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
We currently rely on third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries, as well as the many different underlying networks and services that power the Internet, to deliver our products, services and business operations and to operate critical business systems. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of third-party providers we rely on, could result in service interruptions and harm our business. We have from time to time experienced service interruptions and such interruptions may occur in the future. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions or other performance or quality issues may increase. Service interruptions or other performance or quality issues may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
For many of our offerings, our production environment and customers’ data are replicated in a separate facility located elsewhere. Certain offerings, including some offerings of companies added through acquisitions, may be served through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of destruction or vandalism or similar misconduct, as well as local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operation. In addition, supply chain disruptions due to geopolitical developments in Europe may lead to power disruptions in regions where our facilities are located. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of any of the foregoing events or risks, or a natural disaster or public health emergency, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems or operational failures at these facilities could result in lengthy service interruptions, and no assurance can be provided that any such interruptions would be remediated without significant cost or in a timely manner or at all.
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
•potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings, as well as difficulties in increasing or maintaining the security standards for acquired technology;

•difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;
•brand or reputational harm associated with our acquired companies;
•challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including both consumption- and subscription-based revenues and term software license revenue, as well as appropriate allocation of the customer consideration to the individual deliverables;
•challenges entering into new markets in which we have little or no experience or where competitors may have stronger market positions;
•currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets;
•operational and financial difficulties and strains on resources in integrating acquired operations, technologies, services, platforms and personnel;
•regulatory challenges from antitrust or other regulatory authorities that may block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations;
•failure to fully assimilate, integrate or retrain acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams or our workplace culture;
•challenges with maintaining the acquired company’s customers, partners and third-party service providers;
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
•ineffective or inadequate controls, procedures and policies at the acquired company; and
•the tax effects related to integration and business operation changes, realizability of our deferred tax assets, and uncertain tax liabilities.
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
We continue to experience significant growth in our customer base, including through acquisitions, which has placed a strain on and in the future may strain our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments, including in human capital software, as well as leveraging agentic AI and other technologies, will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas and to scale with our overall growth. These investments will increase our cost base, making it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.
We regularly upgrade or replace our various software systems and processes. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted.
Our success will depend in part upon the ability of our senior management to plan and manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
If our customers do not renew their subscriptions for our services or if they reduce the number of paying subscriptions at the time of renewal, our revenue and current remaining performance obligation could decline and our business may suffer. If customer usage of certain consumption-based offerings is below expected levels, our revenue could decline. If we cannot accurately predict subscription renewals or upgrade rates or optimal pricing for consumption-based contracts, we may not meet our revenue targets, which may adversely affect the market price of our common stock.
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services, particularly in times of general economic uncertainty. It is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes, such as the increased prevalence of consumption-based pricing models and economic downturns.
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
In addition, the markets and monetization strategies for certain offerings, including Agentforce and Data Cloud, remain relatively new and uncertain and as a result our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we offer certain products, including Agentforce and Data Cloud, through a consumption-based business model and may increase the number of products through which we do so. We have limited experience with determining optimal pricing for our consumption-based contracts. Additionally, due to customer flexibility in the timing of their consumption, we could have lower levels of customer consumption of our products than we expect which may result in suboptimal pricing for consumption-based contracts.
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
•foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to or negatively impact our operating results;
•compliance with complex and evolving governmental laws and regulations, including employment, tax, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, cybersecurity, sustainability and industry-specific laws and regulations, including rules related to compliance by our third-party resellers;
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
•treatment of revenue from international sources, evolving domestic and international tax environments and changes to tax codes, including being subject to and paying withholding taxes under foreign tax laws;
•uncertainty regarding the imposition of and changes in trade policies, including trade wars, tariffs or other trade restrictions or the threat of such actions, or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia, and ongoing conflicts, such as the war in Ukraine and the regional conflict in the Middle East;
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
Pricing and packaging strategies for enterprise and other customers for our existing and future service offerings, including for our AI offerings such as Agentforce, may not be widely accepted by new or existing customers. We offer certain products, such as Agentforce and Data Cloud, through a consumption-based pricing model, and we have limited experience with determining the optimal pricing for our consumption-based contracts. Due to customer flexibility in the timing of their consumption, we could have lower levels of customer consumption of our products than we expect may result in suboptimal pricing for consumption-based contracts. Our adoption of or failure to adopt, as well as the manner and time of, changes to our pricing and packaging models and strategies may harm our business.
We may lose key members of our management team or development and operations personnel, and may be unable to attract and retain employees we need to support our operations and growth.
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. Our executive officers, key management, development or operations personnel could terminate their employment with us at any time. Effective succession planning for management is important to our long-term success, and changes in our management team resulting from the hiring, departure or realignment of executives may be disruptive to our business. If we do not develop adequate succession planning for our key personnel, the loss of one or more of our key employees or groups of employees could seriously harm our business.
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and technology services, as well as competition for sales executives, data scientists and operations personnel. We have experienced challenges with significant competition in talent recruitment and retention, and may not in the future be successful in recruiting or retaining such talent. We have experienced and expect to continue to experience difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. Additionally, our compensation arrangements and benefits may not always be successful in attracting new employees or retaining and motivating our existing personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
In January 2023, we announced a restructuring plan intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth, which included a reduction of our workforce and office space reductions within certain markets. The workforce reduction was substantially completed by the end of fiscal 2024, and real estate actions are expected to be completed by the end of fiscal 2026. Additionally, throughout fiscal 2025 we initiated further targeted workforce and office space reductions. These restructuring actions, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key employees.
In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition, equality and a sense of family. As our organization has grown and expanded globally, and as our workplace plans have developed, including workforce and office space reductions related to our restructuring actions, we have experienced and may continue to experience difficulties maintaining our corporate culture globally, including managing the complexities of communicating with all employees. Any inability to maintain our corporate culture could negatively impact our ability to attract and retain employees, harm our reputation with customers or negatively impact our future growth.
Any failure in the delivery of high-quality professional and technical support services related to our online applications may adversely affect our relationships with our customers and our financial results.
Our customers sometimes require highly skilled and trained service professionals to successfully implement our applications and depend on our support organization to resolve technical issues relating to our applications. Implementation services may be performed by us, our customers, a third party, or a combination thereof. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If customers are not satisfied with the quality and timing of work by us or a third party or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, our revenue recognition could be impacted and the customer’s dissatisfaction with the services received could negatively impact our ability to sell our other offerings to that customer or retain existing customers. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current or prospective customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services across our varying and diverse offerings. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure or perceived failure to maintain high-quality professional and technical support services could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
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
Our current competitors include:
•vendors of packaged business software, as well as companies offering enterprise applications delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;
•software companies that provide their product or service free of charge as a single product or when bundled with other offerings, or only charge a premium for advanced features and functionality, as well as companies that offer solutions that are sold without a direct sales organization;
•vendors who offer software tailored to specific services, industries or market segments, as opposed to our full suite of service offerings, including suppliers of traditional business intelligence and data preparation products, integration software vendors, marketing vendors, e-commerce solutions vendors or AI software and service vendors;
•productivity tool and email providers, unified communications providers and consumer application companies that have entered the business software market; and
•traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new applications, including AI-augmented applications, that run on the customers’ current infrastructure or as hosted services, as well as would-be customers who may develop enterprise applications for internal use.
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, broader suites of service offerings and larger marketing budgets, as well as substantially greater financial, technical, personnel and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands and offer more targeted and simplified solutions. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or provide competitive pricing, more flexible contracts or faster implementations. Additionally, as we continue to increase building AI into many of our offerings, we face more competition as AI technologies are increasingly integrated into the markets in which we compete. New AI offerings may disrupt workforce needs and negatively impact demand for our offerings, or our competitors may be able to incorporate AI into their offerings more efficiently or successfully than we are able to and achieve greater and faster adoption. Even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our competitors, which could negatively impact our future sales and harm our business.
Our efforts to expand our service offerings and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
Our efforts to expand our current service offerings may not succeed and may reduce our revenue growth rate. In addition, the markets and monetization strategies for certain offerings, including Agentforce and Data Cloud, remain relatively new and uncertain and as a result our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we offer certain products, including Agentforce and Data Cloud, through a consumption-based business model and may increase the number of products through which we do so. We have limited experience with determining optimal pricing for our consumption-based contracts. Additionally, due to customer flexibility in the timing of their consumption, we could have lower levels of customer consumption of our products than we expect which may result in suboptimal pricing for consumption-based contracts. Further, the introduction of future platform changes and upgrades may not result in long term revenue growth.
If we are unable to develop enhancements to, and new features for, our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including its timely completion, introduction and market acceptance, as well as our ability to integrate all of our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms, we need to continuously modify and enhance our services to keep pace with changes in these technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely.
Additionally, if we fail to timely anticipate or identify significant technology trends and developments, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed. Uncertainties about the timing and nature of new network platforms or technologies, modifications to existing platforms or technologies, including text messaging capabilities, or changes in customer usage patterns thereof could increase our research and development or service delivery expenses or lead to our increased reliance on certain vendors. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
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
We manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and system integrators. While we invest in companies that we believe are digitally transforming their industries, advancing responsible generative AI, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives, we may still experience unforeseen brand or reputational harm associated with our investments. Our investments range from early to late stage companies, including investments made concurrent with a company’s initial public offering. Investments in early stage companies are inherently speculative, as these companies may not yet be revenue-generating and could still be in the process of developing their products and services at the time of our investment. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. Our investments may face challenges from regulatory authorities, including antitrust authorities, potentially resulting in unexpected costs, delays, or unfavorable conditions imposed on transactions involving our investment portfolio. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. All of our investments are subject to a risk of partial or total loss of invested capital.
We are exposed to volatility in our operating results due to changes in market prices, observable price changes and impairments of our strategic investments. The measurement of our non-marketable equity and debt securities at fair value is inherently subjective and requires management judgment and estimation. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, geopolitical conflict, volatile public equity markets or unsettled global market conditions.
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
We are increasingly building AI into many of our offerings, including generative and agentic AI. As with many innovations, AI offerings, such as Agentforce, and our Salesforce Platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of our AI offerings and the Salesforce Platform, which provides information regarding our customers’ customers, present emerging ethical issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability, especially as geopolitical turmoil creates increasingly volatile political and market conditions. Inadequate or ineffective AI development, deployment, content labeling or governance by us or others that result in controversy could also impair the acceptance of AI solutions or result in unintended performance of the services. This in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation and AI agents will require additional investment in compliance, governance and the licensing or development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. Moreover, the move from AI content classification to AI content generation through our development of Agentforce and other generative AI products brings additional risks and responsibility. Known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed or protected content to their detriment, or the owners of such copyrighted material seek to enforce their rights, we may be exposed to brand or reputational harm, competitive harm and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
The evolving landscape related to ESG matters may expose us to risks that could adversely affect our reputation and performance.
Equality and sustainability are core values of the Company. In furtherance of these values, we have in the past and may in the future establish and disclose quantitative and qualitative statements related to ESG matters, which are aspirational and subject to numerous risks and dependencies. The proliferation of regulations addressing climate, human capital and other ESG topics at the regional, state, national and international levels has required and may continue to require significant effort and resources, and our practices, processes and controls may not ensure compliance with evolving standards. Further, various regulations may conflict with each other, making universal compliance challenging as a multinational company, and our status as a government contractor in various jurisdictions, including but not limited to the U.S. where we are headquartered, may also result in greater exposure or differentiated obligations or requirements with which we would seek to comply. The standards and frameworks for tracking and reporting on ESG matters continue to evolve, and our use, interpretation or application of such frameworks and standards may change from time to time or differ from those of other companies, which may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies. In addition, our ESG practices and disclosures may not satisfy, appropriately respond to the concerns of or be supported by all investors, customers, partners, regulators, enforcement authorities or other stakeholders (including those in support of and those in opposition to various ESG practices), whose expectations and requirements are evolving and varied. Any violation of, non-compliance with or failure to meet such expectations or requirements, or negative publicity related to our ESG practices or disclosures, could result in harm to our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or service provider, could expose us to increased scrutiny or criticism or to regulatory or enforcement actions or litigation, and could cause us to incur increased costs to address or defend against such actions.
Legal and Regulatory Risks
Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on us as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CCPA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both a covered business and service provider. These laws continue to evolve, including, for example, India’s Digital Personal Data Protection Act 2023, and as various jurisdictions introduce similar proposals, which often include subsequent rules and regulation, we and our customers become subject to additional regulatory burdens. New EU laws, including the DSA, the Data Act and the AI Act, may impose additional rules and restrictions on the use of our products and services.
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
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including us, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses (“SCCs”) as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have since adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may continue to be inclined to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers and the cost and complexity of providing our services in certain markets may increase. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CCPA, may increase our and our customers’ potential liability and the demands our customers place on us.
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

In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. For example, in 2020 we were made a party to a legal proceeding brought by a Dutch privacy advocacy group (the Privacy Collective) on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. In December 2021, the Amsterdam District Court declared the Privacy Collective’s claims against us inadmissible and dismissed the case, however, this ruling was appealed by the Privacy Collective. The appeal hearing took place in the Amsterdam Court of Appeal in February 2024 and the appellate court reversed the district court’s judgment. We have appealed that appellate decision to the Dutch Supreme Court. We were also named as a defendant in a similar lawsuit brought in the UK, which has subsequently been dismissed. Although we believe we have a strong defense for these claims, these or similar future claims could cause reputational harm to our brand or result in liability. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of privacy regulations, which could require our cooperation and increase the cost of compliance with the imposed regulations.
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
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing, AI services and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry Data Security Standards, may have an adverse impact on our business and results. Any inability in the future to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers may harm our business and adversely affect our results.
Further, in some cases, industry-specific, regionally-specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. This is also true with respect to the global proliferation of laws regulating the financial services industry, including its use of cloud services. In Europe, the Digital Operational Resilience Act (“DORA”), which aims to ensure the resilience of the EU financial sectors, including through mandatory risk management, incident reporting, resilience testing and third-party outsourcing restrictions, went into effect in January 2025. The UK is advancing similar legislation and other countries may follow.
Further, countries and states are applying their data and consumer protection laws to AI, and particularly generative AI, and/or are enacting or considering legal frameworks on AI, such as the Utah Artificial Intelligence Policy Act, the Colorado Artificial Intelligence Act and the draft CCPA regulations on automated decision-making technology. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

There are various statutes, regulations and rulings relevant to direct email marketing and text-messaging, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. In addition, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or interpretative positions to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive. These regulatory efforts could result in laws, regulations or interpretative positions that may require us to change certain of our business practices, undertake new compliance obligations or otherwise may have an adverse impact on our business and results.
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
Our exposure to risks associated with various claims may be increased as a result of acquisitions of other companies. For example, we are subject to ongoing securities class action litigation and related stockholder derivative claims brought against Slack that remain outstanding, and as to which we may ultimately be subject to liability or settlement costs. Additionally, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to acquired companies or technologies. In addition, third parties have made claims in connection with our acquisitions and may do so in the future, and they may also make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
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
Any adverse determination or settlement could prevent us from offering our services to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results, including our operating cash flow in a particular period. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our current or future results of operations or cash flows in a particular period.
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
Contracting with federal, state, local and foreign governments or state-owned entities subjects us to various procurement regulations and other requirements relating to these contracts’ formation, administration and performance, and how we engage with government officials. We are from time to time subject to audits, inquiries and investigations relating to our government contracts, which may result in adverse perceptions of our business, reductions in utilization of our services or termination of our contracts without cause and at any time. Additionally, any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business, as well as reputational harm. Additionally, our contracting with certain government entities may result in negative publicity or reputational harm. Any of these risks related to contracting with governmental entities could adversely impact our future sales, costs of doing business and operating results.
We are subject to governmental sanctions and export and import controls that could impair our ability to compete in international markets and may subject us to liability if we are not in full compliance with applicable laws.
Our solutions are subject to trade control laws and regulations where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade control laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, export control and economic sanctions laws and regulations may prohibit or limit the transfer of certain products and services to embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade control laws and regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Sanctions and export and import control regulations in the United States and other countries are subject to change and uncertainty, including as a result of rapidly evolving technology, increased government regulation of AI and cloud service solutions, and geopolitical developments such as events affecting relations between the United States and China, multi-jurisdictional sanctions on Russia, the war in Ukraine and regional conflict in the Middle East. Regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including efforts to combat diversion of services to sanctioned countries and parties, several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations.

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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of ongoing conflicts, such as the war in Ukraine and the regional conflict in the Middle East; the pace of change and innovation in enterprise cloud computing services; the impact of foreign currency exchange rate fluctuations; uncertainty regarding changes in trade policy; changing interest rates and inflation; the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from term software license sales; and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. Additionally, if sales through indirect channels or for consumption-based product offerings increase, this may lead to greater difficulty in forecasting revenue and anticipated rate of growth. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. If we are not able to provide continued operating margin expansion, our business could be harmed and the market price of our common stock could decline.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. Such developments, for example, may include certain provisions introduced by certain Organization for Economic Co-operation and Development’s proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to macroeconomic factors and tax revenue needs may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
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
Additionally, global events as well as geopolitical developments, including the war in Ukraine and regional conflict in the Middle East, fluctuating commodity prices, uncertainty regarding changes in trade policy and inflation, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which has and could in the future amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of January 31, 2025, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $5.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of January 31, 2025, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.
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
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the war in Ukraine and the regional conflict in the Middle East; financial market conditions; uncertainty regarding the imposition of and changes in trade policies, including trade wars, tariffs or other trade restrictions or the threat of such actions; and increasing costs of operation;
•our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements, including large enterprise customers;
•the attrition rates for our services;
•the size and productivity of our workforce, as well as the cost to recruit and train new employees;
•the length of the sales cycle for our services;
•new product and service introductions by our competitors;
•changes in unearned revenue and remaining performance obligation;
•our ability to realize benefits from strategic partnerships, acquisitions or investments;
•our ability to execute and realize benefits from restructuring actions and other workforce reductions, or any similar actions taken in the future;
•variations in the revenue mix of our services and growth rates of our subscription and support offerings;
•the seasonality of our sales cycle, as well as timing of contract execution and term software license sales;
•the lack of certainty regarding customer usage and associated costs for consumption-based product offerings;
•changes in and expenses associated with our pricing policies and terms of contracts;
•the seasonality of our customers’ businesses, especially our Commerce service offering customers;
•fluctuations in foreign currency exchange rates;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•the timing of commission, bonus and other compensation payments to employees;
•the cost, timing and management effort required for the introduction of new features to our services;
•the costs associated with acquiring and integrating new businesses and technologies;
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
•the timing of stock awards to employees and payroll and other withholding tax expenses;
•technical difficulties or service interruptions;
•changes in interest rates and our mix of investments, which impact the return on our investments in cash and marketable securities;
•changes in the fair value of our strategic investments, including changes due to impairments, particularly in periods of significant market fluctuations;
•equity or debt issuances, including as consideration in or in conjunction with acquisitions;
•evolving regulations of cloud computing, AI and cross-border data transfer restrictions and similar regulations; and
•regulatory compliance and acquisition costs.
Many of these factors are outside of our control, and the occurrence of one or more of them might negatively and materially impact our operating results. If we fail to meet or exceed operating results expectations or if securities analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the securities analysts who cover us adversely change their recommendations regarding our stock, the market price of our common stock could decline.
The market price of our common stock is likely to be volatile and could subject us to litigation.
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:
•variations in our financial results and how those results compare to analyst expectations;
•variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;
•forward-looking guidance to industry and financial analysts related to future operating results, the accuracy of which may be impacted by various factors, many of which are beyond our control;
•our ability to meet or exceed forward-looking guidance we have given or to meet or exceed the expectations of investors, analysts or others; our ability to give forward-looking guidance consistent with past practices;
•changes to previous guidance or long-range targets, in the estimates of our operating results or in recommendations by securities analysts that elect to follow our common stock;
•announcements or rumors of technological innovations, new services or service enhancements, strategic alliances, mergers or other strategic acquisitions or significant agreements by us or within our industry;
•announcements of customer additions and customer cancellations or delays in customer purchases;
•the coverage of our common stock by the financial media;
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
•our ability to execute on our Share Repurchase Program as planned, including whether we meet internal or external expectations around the timing or price of share repurchases, and any changes to the program;
•issuance of equity, debt or other convertible securities;
•any increase to or reduction, suspension or elimination of dividend payments;
•the inability to conclude that our internal controls over financial reporting are effective;
•changes to our credit ratings; and
•issues impacting our reputation.
In addition, if the market for technology stocks or the greater securities market in general experience uneven investor confidence, the market price of our common stock has and could in the future decline for reasons unrelated to us, including as a reaction to events that affect other companies within, or outside, our industry. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, such as the securities litigation against Slack that was brought before our acquisition. Such litigation, whether against us or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and any liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as uncertainty regarding changes in trade policy and other events beyond our control, such as war in Ukraine and the regional conflict in the Middle East, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; and have reduced and may in the future reduce the value and duration of customer subscription contracts or cause our customers to seek to modify their existing subscription contracts. All of these risks and conditions could materially adversely affect our future sales, attrition rates and operating results.
Geopolitical crises, natural disasters and other events beyond our control have in the past and may in the future materially adversely affect us.
Geopolitical crises, natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our people, operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, the business operations of third-party providers or suppliers that we rely on to conduct our business and the business operations of our customers are subject to interruption by geopolitical crises, natural disasters, fire, power or water shutoffs or shortages, telecommunications failures, terrorist attacks, acts of violence, political and/or civil unrest, acts of war or other military actions, actual or threatened public health emergencies and other events beyond our control.

For example, the occurrence of regional conflicts, epidemics or a global pandemic have in the past and may in the future materially affect how we and our customers operate our businesses, as well as our operating results and cash flows. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct earthquake-related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially and adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing appropriate environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, there are inherent climate-related risks where our business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with climate-related events. These events in turn have impacts on inflation risks, the cost and availability of insurance, food security, water security (including for water availability for data center cooling), energy security and on our employees’ health, productivity and well-being. Furthermore, it is more difficult to mitigate the impact of these events on our employees working remotely or at client sites. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of companies we invest in, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In particular, climate-related events, energy market volatility, and power grid disruptions may increase the operational costs related to inputs across our value chain, including for data centers. Perceived associations with data centers’ growing energy demand or data center/AI-related changes to existing environmental pledges in certain jurisdictions may also result in increased targeting of our sites and operations by activists. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely impact the resilience of our business to the impacts of climate-related events.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
As a global leader in CRM technology, our services involve the storage and transmission of our customers’ and our customers’ customers’ data. As such, we have in the past been, and likely will in the future be, the target of cybersecurity threats and other efforts to breach or compromise our services and underlying infrastructure. With trust as our foremost value and the foundation of everything we do, we recognize the importance of maintaining the safety and security of our systems and data.
Management is responsible for the day-to-day administration of the Company’s cybersecurity policies, processes, practices and risk management. The Board, including through its dedicated Cybersecurity and Privacy committee (the “Committee”), oversees the various cybersecurity risks facing the Company and the Company’s efforts to mitigate those risks.
During the last fiscal year, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected the Company, including its business strategy, results of operations, or financial condition. However, we face ongoing and increasing cybersecurity risks, including from bad actors that are becoming more sophisticated and effective over time, as well as a result of potential defects or disruptions in our or our customers’ services. If realized, these risks are reasonably likely to materially affect the Company. Additional information on the cybersecurity risks we face is discussed in Part I, Items 1A-C, “Risk Factors.”
Cybersecurity Risk Management and Strategy
When a company purchases our service offerings, they gain a trusted digital advisor who will work together with them in their efforts to protect their data. We aim to provide a secure and compliant enterprise cloud platform and we work to build trust and in-depth defense into all of our systems. Among other things, we employ an experienced team of cybersecurity professionals, engage in community events and offer free online cybersecurity incident prevention training to help enable our customers to focus on their business, knowing their data is safe and accessible as needed.
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
Leveraging threat intelligence and other signals, the Company undergoes periodic testing, audits and reviews of its policies, standards, processes and practices to identify, assess and address cybersecurity risks and events. The Company also undergoes routine internal and external penetration testing. The results of such tests and assessments are evaluated by management and periodically reported to the Committee. The Company further adjusts its cybersecurity policies, standards, processes and practices based on these results and evolving industry practices. The Company also publishes attestations of its various certifications, audits, and penetration tests on its global compliance webpage.
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
The Company’s processes also allow for the Board and the Committee to be informed of key cybersecurity risks outside the regular reporting schedule. While regular meetings of the Committee are scheduled on a quarterly cadence, the Committee is authorized to meet with management or individual directors at any time it deems appropriate to discuss matters relevant to the Committee. In between meetings, the Board and the Committee receive information regarding relevant cybersecurity risks

(including cybersecurity incidents) that meet pre-established reporting thresholds, as well as ongoing updates regarding any such risks.
Management Oversight and Governance
The CTrO, reporting to the Company’s Chief Engineering & Customer Success Officer (“C/E”), is responsible for designing and implementing a security program and strategy based on the mandate provided by the Board and senior management. The CTrO has extensive experience in the management of cybersecurity risk programs, having served in various leadership roles in information technology and information security for over 15 years, including serving as the Chief Security Officer of two other large public technology companies. He also holds an undergraduate and master’s degree in computer science. We believe the Company’s business leaders, including our CEO, CFO, C/E and CLO, who have experience managing cybersecurity risk at the Company and at similar companies, have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.
The CTrO, in coordination with other members of senior management, works collaboratively across the Company to implement a program designed to help protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company are tasked with addressing cybersecurity threats and responding to cybersecurity incidents. Through ongoing communications with these teams, the CTrO and senior management are able to be informed promptly about, and monitor the prevention, detection, investigation, mitigation and remediation of, cybersecurity threats. These teams are expected to operate pursuant to documented plans and playbooks that include processes for escalation of incidents to leadership and to the Committee and Board, as appropriate, based on the severity level of a cybersecurity incident. In addition, the Company periodically consults with outside advisors and experts to assist with assessing, identifying and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk management environment.
Specifically, management implements the Company’s cybersecurity and risk management strategy across several areas:
•Identification and Reporting. The Company has implemented a robust, cross-functional approach to identifying, assessing and managing cybersecurity threats and risks. The Company’s program includes controls and procedures designed to properly identify, classify, and escalate cybersecurity risks and incidents to provide management with visibility and prioritization of risk mitigation efforts and to publicly report material cybersecurity incidents when appropriate.
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
•Incident Response and Recovery Planning. The Company has established and maintains incident response, business continuity and disaster recovery plans designed to address the Company’s response to a cybersecurity incident, including the public disclosure and reporting of material incidents in a timely manner. These plans and procedures serve to guide and document a rigorous incident response program that reflects the roles of an array of stakeholders, including personnel providing technical, operational, engineering, legal and other perspectives across the Company. The Company conducts regular tabletop exercises involving multiple operational teams, including senior management, to test these plans and to familiarize personnel with their roles in a response scenario.
•Third-Party Risk Management. The Company maintains a risk-based approach to identifying and overseeing cybersecurity threats presented by certain third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a significant cybersecurity incident affecting those third-party systems.
•Education and Awareness. The Company regularly provides employee training on security-related duties and responsibilities, including knowledge about how to recognize cybersecurity incidents and how to proceed if an actual or suspected incident should occur. This training is mandatory for employees across the Company, and is intended to provide the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. The Company maintains several plans designed to prepare the Salesforce Security Response Center (SSRC) with the proper training, processes and capabilities needed to effectively respond to incidents.
ITEM 2.    PROPERTIES
As of January 31, 2025, our executive and principal offices for sales, marketing, professional services, development and administration consisted of approximately 0.9 million square feet of leased and owned property in San Francisco. Excluded from this amount is approximately 2.1 million square feet of leased and owned property in San Francisco that is currently leased to others, or available for lease.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our current executive officers as of February 28, 2025 (in alphabetical order):

Name	Age	Position
Marc Benioff	60	Chair of the Board, CEO and co-Founder
Parker Harris	58	Director, Chief Technology Officer, Slack and co-Founder
Miguel Milano	56	President and Chief Revenue Officer
Brian Millham	55	President and Chief Operating Officer
Sabastian Niles	45	President and Chief Legal Officer
Sundeep Reddy	52	Executive Vice President and Chief Accounting Officer
David Schmaier	61	President and Chief Product and Impact Officer
Srinivas Tallapragada	55	President and Chief Engineering Officer and Customer Success Officer
Amy Weaver	57	President and Chief Financial Officer
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
Brian Millham has served as our President and Chief Operating Officer since August 2022. Mr. Millham will transition from these roles to serve as an advisor to the Company effective March 21, 2025. Mr. Millham has been with Salesforce since its inception in 1999, most recently serving as Chief Customer Success Officer and Chief Operating Officer, Global Distribution from February 2022 to August 2022. From February 2021 to February 2022, he served as President, Customer Success Group and Chief Operating Officer, Worldwide Distribution. From August 2018 to February 2021, Mr. Millham served as President, Customer Success Group. From June 2017 to August 2018, Mr. Millham served as Executive Vice President, Americas Commercial, and B-to-C Sales, Global Strategy. Previously, Mr. Millham served in various leadership roles in business development, account management and sales. Mr. Millham received his B.A. from the University of California, Berkeley.
Sabastian Niles has served as our President and Chief Legal Officer since July 2023. He also serves as Salesforce’s Corporate Secretary and oversees Salesforce’s global legal and corporate affairs organization, including government affairs and the office of global governance, integrity, ethics and compliance. Prior to joining Salesforce, Mr. Niles was a Partner at Wachtell, Lipton, Rosen & Katz, where he practiced law from September 2006 to July 2023. Mr. Niles received his B.S., B.A. and B.S. in Finance, Economics and Decision & Information Sciences, respectively, from the University of Maryland and J.D. from Harvard Law School.
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
David Schmaier has served as our President and Chief Product & Impact Officer since February 2025. Prior to this, he served as our President and Chief Product Officer from February 2021 to 2025 and as Chief Executive Officer of Salesforce Industries from June 2020 to February 2021. Mr. Schmaier joined Salesforce through the acquisition of Vlocity, Inc., an industry-specific cloud software company, where he was co-founder and served as Chief Executive Officer from March 2014 to June 2020. Previously, Mr. Schmaier served in various leadership roles, including as Chief Operating Officer and Strategic Advisory Board Member at C3.ai from 2009 to 2014, and as Executive Vice President and Founding Team Executive at Siebel Systems from 1994 to 2006. Mr. Schmaier received his B.S. in Mechanical Engineering from the Rensselaer Institute and M.B.A. from Harvard Business School.
Srinivas Tallapragada has served as our President and Chief Engineering & Customer Success Officer since February 2025. Prior to this, he served as our President and Chief Engineering Officer from December 2019 to February 2025, President, Technology from June 2018 to December 2019, Executive Vice President, Engineering from March 2014 to June 2018 and Senior Vice President, Engineering from May 2012 to February 2014. Prior to Salesforce, Mr. Tallapragada served as Senior Vice President at Oracle Corporation from April 2011 to June 2012 and as Senior Vice President at SAP Labs from February 2009 to April 2011. Previously, Mr. Tallapragada held various technical management roles at Oracle, Infosys and Asian Paints. Mr. Tallapragada currently serves on the Board of Directors of GoDaddy Inc. Mr. Tallapragada received his master’s degree from the School of Human Resources at XLRI, Jamshedpur and B.T. in Computer Science from the National Institute of Technology, Warangal.
Amy Weaver has served as our President and Chief Financial Officer since February 2021. Ms. Weaver will transition from these roles to serve as Special Advisor to the Chief Executive Officer effective March 21, 2025. Prior to this, she served as our President and Chief Legal Officer from January 2020 to January 2021, President, Legal & Corporate Affairs and General

Counsel from February 2017 to January 2020, Executive Vice President and General Counsel from July 2015 to February 2017 and Senior Vice President and General Counsel from October 2013 to July 2015. Prior to Salesforce, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc., a global chemical distributor, from December 2010 to June 2013 and Senior Vice President and Deputy General Counsel at Expedia, Inc., an online travel services provider, from July 2005 to December 2010. Previously, Ms. Weaver practiced law at Cravath, Swaine & Moore LLP and Perkins Coie LLP. She also served as a clerk on the U.S. Court of Appeals, Ninth Circuit and as a legislative assistant to a member of the Hong Kong Legislative Council. Ms. Weaver currently serves on the Board of Directors of McDonald’s Corporation and Habitat for Humanity International. Ms. Weaver received her B.A. in Political Science from Wellesley College and J.D. from Harvard Law School.

PART II.
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “CRM.”
Dividend Policy
Prior to the fiscal year ended January 31, 2025, we had never declared or paid any cash dividends on our common stock. For the fiscal year ended January 31, 2025 we announced the following dividends (in millions, except dividend per share):

Record Date	Payment Date	Dividend per Share	Amount
March 14, 2024	April 11, 2024	$0.40	$388
July 9, 2024	July 25, 2024	$0.40	$388
September 18, 2024	October 8, 2024	$0.40	$385
December 18, 2024	January 9, 2025	$0.40	$388
The payment of future cash dividends is subject to future declaration by our Board, which will be based in part on continued capital availability, general economic and market conditions, applicable laws and agreements and our Board continuing to determine that the declaration of dividends is in the best interests of the Company and its stockholders.
Stockholders
As of January 31, 2025, there were 369 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer"), the Nasdaq 100 Index and the Dow Jones Industrial Average for each of the last five fiscal years ended January 31, 2025, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer, Nasdaq 100 Index and Dow Jones Industrial Average assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of Salesforce, Inc.
DOLLARS
300
250
200
150
100
50
Fiscal 2020
Fiscal 2021
Fiscal 2022
Fiscal 2023
Fiscal 2024
Fiscal 2025
Salesforce
S&P 500 Index
Nasdaq Computer
Nasdaq 100 Index
Dow Jones Industrial Average

	1/31/2020	1/31/2021	1/31/2022	1/31/2023	1/31/2024	1/31/2025
Salesforce	$100	$124	$128	$92	$154	$187
S&P 500 Index	100	115	140	126	150	187
Nasdaq Computer	100	146	183	142	220	289
Nasdaq 100 Index	100	144	166	135	191	239
Dow Jones Industrial Average	100	106	124	121	135	158
Recent Sales of Unregistered Securities
In connection with the Company’s acquisition of Zoomin Software Ltd, on November 1, 2024, the Company issued 116,132 shares of its common stock to certain former stockholders of Zoomin Software Ltd. that will vest over time. In connection with the Company’s acquisition of Own Company Ltd., on November 18, 2024, the Company issued 43,682 shares of its common stock to certain former stockholders of Own Company Ltd. that will vest over time. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.

Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended January 31, 2025 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2024	0	$312.80	0	$10,611
December 2024	0	$347.12	0	$10,590
January 2025	0	$332.25	0	$10,569
Total (2)	0		0
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
(2)    The Company repurchased less than 1 million shares under the Share Repurchase Agreement in the fourth quarter of fiscal 2025 for approximately $73 million.
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
The following section generally discusses fiscal 2025 and 2024 items and year-to-year comparisons between fiscal 2025 and 2024, as well as certain fiscal 2023 items. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Overview
Salesforce is a global leader in customer relationship management (“CRM”) technology, enabling companies of every size and industry to connect with their customers through the power of data, artificial intelligence (“AI”), CRM and trust. Founded in 1999, we bring humans together with AI agents to drive customer success on one deeply unified platform.
Our platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth and integrated AI, teams can be more responsive, productive and efficient, deliver intelligent, personalized experiences across every channel and increase productivity. During the third quarter of fiscal 2025, we introduced Agentforce, a new layer of our trusted platform that enables companies to build and deploy AI agents that can respond to inputs, make decisions and take action autonomously across business functions. Agentforce includes a suite of customizable agents for use across sales, service, marketing and commerce. We continue to invest for growth, including investing in generative and agentic AI across all products, which we believe will change how our customers help their customers, and continuously look to expand our leadership role in the cloud computing industry.
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
In addition to our focus on top line growth levers, we are also focused on reducing our operating expenses to improve our operating margin. For example, in January 2023, we announced a restructuring plan intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth which included a reduction of our workforce by approximately ten percent and office space reductions within certain markets. The employee actions were substantially completed in fiscal 2024 and the real estate actions are expected to be fully complete in fiscal 2026. In addition, we continued to evaluate and operationalize future programs to drive further operational efficiencies, optimize our management structure and increase cost optimization efforts to realize long-term sustainable growth, including targeted workforce and office space reductions that were initiated in fiscal 2025 and are expected to be substantially complete in fiscal 2026. We have started to see improvements in our operating expenses across all operating categories, with the most opportunity in sales and marketing expense and general and administrative expenses. Over the long term, we expect to see additional operating expense improvements, which could include various restructuring initiatives or measured hiring initiatives to drive operational efficiencies.
Highlights from Fiscal 2025
•Revenue: For fiscal 2025, revenue was $37.9 billion, an increase of nine percent year-over-year.
•Income from Operations: For fiscal 2025, income from operations was $7.2 billion as compared to $5.0 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 19 percent for fiscal 2025 compared to approximately 14 percent in the prior year.
•Net Income per Share: For fiscal 2025, diluted net income per share was $6.36 as compared to diluted net income per share of $4.20 from a year ago.

•Cash: Cash provided by operations for fiscal 2025 was $13.1 billion, an increase of 28 percent year-over-year. Total cash, cash equivalents and marketable securities as of January 31, 2025 was $14.0 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of January 31, 2025 was approximately $63.4 billion, an increase of 11 percent year-over-year. Current remaining performance obligation as of January 31, 2025 was approximately $30.2 billion, an increase of nine percent year-over-year.
•Share Repurchase Program: During the fiscal year ended January 31, 2025, we repurchased approximately 30 million shares of our common stock for approximately $7.8 billion.
•Dividend Program: During the fiscal year ended January 31, 2025, we paid approximately $1.5 billion in dividends.
In the second half of fiscal 2025, we continued seeing increasing momentum for Agentforce and other AI service offerings. Outside of the demand for AI, the buying environment trends seen over the past two fiscal years have stabilized. A reemergence of slower growth in new and renewal business could impact our remaining performance obligation, revenues and our ability to meet financial guidance and long-term targets.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Total revenues in the fiscal year ended January 31, 2025 were minimally impacted by foreign currency fluctuations compared to the fiscal year ended January 31, 2024. Our current remaining performance obligation growth as of January 31, 2025 compared to January 31, 2024 was negatively impacted by two percent compared to what would have been reported using constant currency rates. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 94 percent of our total revenues for fiscal 2025.
Subscription and support revenues include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for fiscal 2025.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. As of January 31, 2025, our attrition rate, excluding Slack self-service, was approximately eight percent.
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
Cost of subscription and support revenues primarily consists of expenses related to our employee-related costs, which includes salaries, benefits and stock-based compensation expense, delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, and allocated overhead. Our cost of subscription and support revenues also includes amortization of certain acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts. Also included in the cost of subscription and support revenues are expenses incurred supporting the free user base of Slack, including third-party hosting costs and employee-related costs specific to customer experience and technical operations.
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
We assess the privately held debt and equity securities in our strategic investment portfolio for impairment quarterly. Our impairment analysis encompasses an assessment of both qualitative and quantitative analyses of key factors including the investee’s financial metrics, market acceptance of the product or technology, and the rate at which the investee is using its cash. Depending on our contractual rights as an investor, investee specific information available to us to make this assessment may be limited or may be available on a delayed basis. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statements of operations and establishing a new carrying value for the investment.
Results of Operations

The following tables set forth selected data for each of the periods indicated (in millions):

4	Fiscal Year Ended January 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Subscription and support	$35,679	94%	$32,537	93%	$29,021	93%
Professional services and other	2,216	6	2,320	7	2,331	7
Total revenues	37,895	100	34,857	100	31,352	100
Cost of revenues (1)(2):
Subscription and support	6,198	16	6,177	18	5,821	19
Professional services and other	2,445	7	2,364	7	2,539	8
Total cost of revenues	8,643	23	8,541	25	8,360	27
Gross profit	29,252	77	26,316	75	22,992	73
Operating expenses (1)(2):
Research and development	5,493	15	4,906	14	5,055	16
Sales and marketing	13,257	35	12,877	37	13,526	43
General and administrative	2,836	7	2,534	7	2,553	8
Restructuring	461	1	988	3	828	3
Total operating expenses	22,047	58	21,305	61	21,962	70
Income from operations	7,205	19	5,011	14	1,030	3
Losses on strategic investments, net	(121)	0	(277)	(1)	(239)	(1)
Other income (expense)	354	1	216	1	(131)	0
Income before provision for income taxes	7,438	20	4,950	14	660	2
Provision for income taxes	(1,241)	(4)	(814)	(2)	(452)	(1)
Net income	$6,197	16%	$4,136	12%	$208	1%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Fiscal Year Ended January 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Cost of revenues	$750	2%	$978	3%	$1,035	3%
Sales and marketing	901	2	891	2	916	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Fiscal Year Ended January 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Cost of revenues	$518	1%	$431	1%	$499	2%
Research and development	1,091	3	972	3	1,136	3
Sales and marketing	1,205	3	1,062	3	1,256	4
General and administrative	367	1	299	1	368	1
Restructuring	2	0	23	0	20	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	January 31, 2025	January 31, 2024
Cash, cash equivalents and marketable securities	$14,032	$14,194
Unearned revenue	20,743	19,003
Remaining performance obligation	63.4	56.9
Principal due on our outstanding debt obligations (1)	8,500	9,500
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Fiscal Year Ended January 31, 2025 and 2024
Revenues

	Fiscal Year Ended January 31,		Variance
(in millions)	2025	2024	Dollars	Percent
Subscription and support	$35,679	$32,537	$3,142	10%
Professional services and other	2,216	2,320	(104)	(4)%
Total revenues	$37,895	$34,857	$3,038	9%
The increase in subscription and support revenues for fiscal 2025 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term software licenses, which are recognized at a point in time, represented approximately six percent and seven percent of total subscription and support revenues for fiscal 2025 and 2024, respectively. Subscription and support revenues accounted for approximately 94 percent and 93 percent of our total revenues for fiscal 2025 and 2024, respectively.
The decrease in professional services and other revenues for fiscal 2025 was due primarily to less demand for larger, multi-year transformation engagements and, in some cases, delayed projects. These trends may continue in the near term.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2025	As a % of Total Subscription and Support Revenues	2024	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$8,322	23%	$7,580	23%	10%
Service	9,054	25	8,245	25	10
Platform and Other	7,247	21	6,611	21	10
Marketing and Commerce	5,281	15	4,912	15	8
Integration and Analytics	5,775	16	5,189	16	11
Total	$35,679	100%	$32,537	100%	10%
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

Revenues by Geography

	Fiscal Year Ended January 31,
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Growth Rate
Americas	$25,143	66%	$23,289	67%	8%
Europe	8,891	24	8,128	23	9
Asia Pacific	3,861	10	3,440	10	12
Total	$37,895	100%	$34,857	100%	9%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was primarily due to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. Foreign currency did not contribute materially to the year over year fluctuations in revenue.
Cost of Revenues

	Fiscal Year Ended January 31,				Variance Dollars
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues
Subscription and support	$6,198	16%	$6,177	18%	$21
Professional services and other	2,445	7%	2,364	7%	81
Total cost of revenues	$8,643	23%	$8,541	25%	$102
For fiscal 2025, the increase in cost of revenues in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, partially offset by a decrease in amortization of purchased intangibles and a decrease in service delivery expenses. Our cost of revenues headcount increased by seven percent during fiscal 2025, primarily in lower cost regions. Cost of revenues as a percentage of total revenues during fiscal 2025 decreased by two percent from the same period a year ago primarily due to our total revenues growth outpacing our cost of revenues growth.
We intend to continue to invest additional resources in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses, which also includes the use of AI and agents, may cause our cost of revenues as a percentage of revenues to fluctuate over time due to changes in demand for our service offerings.
Operating Expenses

	Fiscal Year Ended January 31,				Variance Dollars
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues
Research and development	$5,493	15%	$4,906	14%	$587
Sales and marketing	13,257	35	12,877	37	380
General and administrative	2,836	7	2,534	7	302
Restructuring	461	1	988	3	(527)
Total operating expenses	$22,047	58%	$21,305	61%	$742
For fiscal 2025, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. Research and development expenses as a percentage of total revenues during fiscal 2025 increased by one percent from the same period a year ago primarily due to an increase in relative employee-related costs, including stock-based compensation expense. Our research and development headcount increased by 13 percent during fiscal 2025, primarily in lower cost regions.
We expect that research and development expenses will likely remain consistent as a percentage of revenue over time as we continue to invest in technology to support the development of new, and improve existing, technologies, including AI, agents and our Data Cloud service offerings, and the integration of acquired technologies.
For fiscal 2025, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. Sales and marketing expenses as a percentage of total revenues during fiscal 2025 decreased by two percent from the same period a year ago due to a decrease in relative employee-related costs, including stock-based compensation expense and advertising expense. Our sales and marketing headcount increased by one percent during fiscal 2025, primarily in lower cost regions.

We expect that sales and marketing expenses may decrease as a percentage of revenues over time as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity, which includes the use of AI and agents.
For fiscal 2025, the increase in general and administrative expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and professional services expenses. General and administrative expenses as a percentage of total revenues during fiscal 2025 was consistent with the same period a year ago. Our general and administrative headcount increased by three percent during fiscal 2025.
We expect that general and administrative expenses may decrease as a percentage of revenues over time as we continue to invest in process efficiency initiatives, which includes the use of AI and agents.
In fiscal 2025, approximately $461 million of costs were incurred related to our restructuring initiatives, which was primarily related to employee transitions, severance payments and employee benefits. We do not expect to incur significant additional charges in connection with our restructuring initiatives in the near term.
Other Income and Expenses

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2025	2024
Losses on strategic investments, net	$(121)	$(277)	$156
Other income	354	216	138
Losses on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments including impairments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity, debt or other investments, as well as high public equity market volatility. In fiscal 2025 these factors resulted in impairments on privately-held equity and debt securities of $582 million, partially offset by $358 million in unrealized gains on privately held equity securities.
Other income primarily consists of interest income on our marketable securities portfolio, which is partially offset by interest expense on our debt as well as our finance leases. Other income increased in fiscal 2025 primarily due to an increase in investment income from higher interest rates.
Provision For Income Taxes

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2025	2024
Provision for income taxes	$(1,241)	$(814)	$(427)
Effective tax rate	17%	16%
We recorded a tax provision of $1.2 billion on pretax income of $7.4 billion for fiscal 2025. Our tax provision increased from a year ago primarily due to higher pretax income. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including acquisitions, changes to our operating structure and other macroeconomic factors.
Several countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime effective January 1, 2024. There was no material impact to our income tax provision for fiscal 2025. We continue to evaluate the impacts of legislation in the jurisdictions in which we operate. Our effective tax rate and cash tax payment could increase in future years.
Fiscal Year Ended January 31, 2024 and 2023
For a discussion of the year ended January 31, 2024 compared to the year ended January 31, 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2024.
Liquidity and Capital Resources
At January 31, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $14.0 billion and accounts receivable of $11.9 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement (as defined below), which provides the ability to borrow up to $5.0 billion in unsecured financing (the “Credit Facility”) as of January 31, 2025, also serves as a source of liquidity.

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
Cash Flows
For fiscal 2025, 2024, and 2023 our cash flows were as follows (in millions):

4	Fiscal Year Ended January 31,
	2025	2024	2023
Net cash provided by operating activities	$13,092	$10,234	$7,111
Net cash used in investing activities	(3,163)	(1,327)	(1,989)
Net cash used in financing activities	(9,429)	(7,477)	(3,562)
Operating Activities
The net cash provided by operating activities during fiscal 2025 was primarily comprised of net income of $6.2 billion, adjusted for non-cash items, including $3.5 billion of depreciation and amortization and $3.2 billion of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during fiscal 2025 was further benefited by the changes in unearned revenue of $1.6 billion and accounts payable and accrued expenses and other liabilities of $1.1 billion, partially offset by the changes in costs capitalized to obtain revenue contracts, net of $2.1 billion, prepaid expenses and other current assets and other assets of $1.5 billion and accounts receivable, net of $490 million. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during fiscal 2024 was primarily comprised of net income of $4.1 billion, adjusted for non-cash items, including $4.0 billion of depreciation and amortization and $2.8 billion of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during fiscal 2024 was further benefited by the change in unearned revenue of $1.6 billion, partially offset by the changes in accounts receivable, net of $659 million and the change in accounts payable and accrued expenses and other liabilities of $478 million.
Investing Activities
The net cash used in investing activities during fiscal 2025 was primarily related to net outflows for acquisitions of $2.7 billion, net outflows from strategic investment activity of $413 million and capital expenditures of $658 million, partially offset by net inflows from marketable securities activity of $642 million.
The net cash used in investing activities during fiscal 2024 was primarily related to capital expenditures of $736 million, net outflows from strategic investment activity of $388 million, and net outflows related to marketable securities activity of $121 million.
Financing Activities
The net cash used in financing activities during fiscal 2025 was primarily related to $7.8 billion used for repurchases of common stock, $1.5 billion related to payments of dividends and $1.0 billion related to repayments of debt, partially offset by $1.5 billion from proceeds from equity plans.
Net cash used in financing activities during fiscal 2024 was primarily related to $7.6 billion from repurchases of common stock and $1.2 billion related to repayments of debt, partially offset by $2.0 billion from proceeds from equity plans.
Debt
As of January 31, 2025, we had senior unsecured debt outstanding, with maturities starting in April 2028 and extending through July 2061 with a total carrying value of $8.4 billion. We were in compliance with all debt covenants as of January 31, 2025.

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
The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of January 31, 2025.
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
We repurchased the following under the Share Repurchase Program (in millions, except average price per share):

	2025			2024			2023
	Shares	Average price per share	Amount	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Fiscal year ended January 31	30	$260.12	$7,757	36	$210.30	$7,674	28	$144.94	$4,000
All repurchases were made in open market transactions. As of January 31, 2025, we were authorized to purchase a remaining $10.6 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to January 31, 2025, we have incurred approximately $535 million through February 28, 2025 for additional shares under the Share Repurchase Program.
Dividends
We announced the following dividends (in millions, except dividend per share):

Record Date	Payment Date	Dividend per Share	Amount
March 14, 2024	April 11, 2024	$0.40	$388
July 9, 2024	July 25, 2024	$0.40	$388
September 18, 2024	October 8, 2024	$0.40	$385
December 18, 2024	January 9, 2025	$0.40	$388
The declaration and payment of future cash dividends is subject to our Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of January 31, 2025, the future noncancellable minimum payments under these commitments were approximately $4.0 billion, with payments of $1.0 billion due in the next 12 months and $3.0 billion due thereafter. In addition to our leasing arrangements, we have other contractual commitments associated with agreements that are enforceable and legally binding, including those with infrastructure service providers. As of January 31, 2025 our total commitments under these agreements were approximately $17.3 billion, of which payments of $2.8 billion are due in the next 12 months and $14.5 billion are due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During fiscal 2025 and in future years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure and with infrastructure service providers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.

Other Future Obligations
As of January 31, 2025, we expect approximately $300 million to $325 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
Stakeholder Impact
We believe that business is the greatest platform for change. Guided by our values, we work to earn the trust of our stakeholders. Transparency is key to trust, which is why we have published an annual Stakeholder Impact Report for over ten years to keep our stakeholders informed and to hold ourselves accountable to our sustainability, impact and equality strategies. Our disclosures in these areas are also informed by topics identified through relevancy assessments and third-party ESG reporting organizations, frameworks and standards, such as the Sustainability Accounting Standards Board (“SASB”) Standards. Read more about these initiatives and view our Stakeholder Impact Report at https://salesforce.com/stakeholder-impact-report. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.

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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during fiscal 2025 was minimally impacted by fluctuations in foreign currencies compared to fiscal 2024. In addition, fluctuations in foreign currencies negatively impacted our current remaining performance obligation growth rate as of January 31, 2025 by approximately two percent compared to what we would have reported as of January 31, 2024 using constant currency rates.
Interest Rate Sensitivity
As of January 31, 2025, we had cash, cash equivalents and marketable securities totaling $14.0 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized in our consolidated statements of operations due to changes in interest rates. Gains or losses recognized in our consolidated statements of operations are limited to those related to either the sale of securities prior to maturity or expected credit losses.
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at January 31, 2025 could result in a $61 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, net, and are realized only if we sell the underlying securities.

At January 31, 2024, we had cash, cash equivalents and marketable securities totaling $14.2 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $63 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of January 31, 2025	Interest Terms	Contractual Interest Rate
Credit Facility	October 2029	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
Any borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% or an adjusted benchmark rate plus a spread of 0.50% to 0.85%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of January 31, 2025, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of January 31, 2025, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.9 billion, including four privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 24 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of January 31, 2025 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of January 31, 2025
Publicly held equity securities	$34	$42	$(7)	$69
Privately held equity securities	4,342	1,148	(748)	4,742
Total equity securities	$4,376	$1,190	$(755)	$4,811
Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. These investments are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure of a company, may impact the magnitude by which our investment value moves in relation to changes in the total fair value of that company. For example, our five largest privately held equity securities represent $1.3 billion in total strategic investments as of January 31, 2025. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $84 million. We anticipate future volatility in our consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Salesforce, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salesforce, Inc. (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in
Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter
As described in Notes 1 and 2 to the consolidated financial statements, the Company recognizes revenue primarily from subscription and support services and professional services contracts in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts with its customers that may include promises to transfer multiple cloud services, software licenses, premium support and professional services. Significant judgment may be required by the Company in determining revenue recognition for these customer agreements, including the determination of whether products and services are considered distinct performance obligations and the determination of standalone selling prices, particularly for products and services that are not sold separately.
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

Impairment of Strategic Investments
Description of the Matter
As described in Notes 1 and 3 to the consolidated financial statements, the Company holds investments in privately held equity securities, which are assessed for impairment at least quarterly. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. Significant judgment may be required by the Company in determining if an investment is impaired based on the information available about the investee.
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
March 5, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Salesforce, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Salesforce, Inc.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Salesforce, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated March 5, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
March 5, 2025

Salesforce, Inc.
Consolidated Balance Sheets
(in millions)

	January 31, 2025	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$8,848	$8,472
Marketable securities	5,184	5,722
Accounts receivable, net	11,945	11,414
Costs capitalized to obtain revenue contracts, net	1,971	1,905
Prepaid expenses and other current assets	1,779	1,561
Total current assets	29,727	29,074
Property and equipment, net	3,236	3,689
Operating lease right-of-use assets, net	2,157	2,366
Noncurrent costs capitalized to obtain revenue contracts, net	2,475	2,515
Strategic investments	4,852	4,848
Goodwill	51,283	48,620
Intangible assets acquired through business combinations, net	4,428	5,278
Deferred tax assets and other assets, net	4,770	3,433
Total assets	$102,928	$99,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$6,658	$6,111
Operating lease liabilities, current	579	518
Unearned revenue	20,743	19,003
Debt, current	0	999
Total current liabilities	27,980	26,631
Noncurrent debt	8,433	8,427
Noncurrent operating lease liabilities	2,380	2,644
Other noncurrent liabilities	2,962	2,475
Total liabilities	41,755	40,177
Commitments and contingencies (See Notes 6 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600 shares authorized, 1,056 and 1,035 shares issued as of January 31, 2025 and 2024, respectively, and 962 and 971 shares outstanding as of January 31, 2025 and 2024, respectively	1	1
Treasury stock, at cost	(19,507)	(11,692)
Additional paid-in capital	64,576	59,841
Accumulated other comprehensive loss	(266)	(225)
Retained earnings	16,369	11,721
Total stockholders’ equity	61,173	59,646
Total liabilities and stockholders’ equity	$102,928	$99,823

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

4	Fiscal Year Ended January 31,
	2025	2024	2023
Revenues:
Subscription and support	$35,679	$32,537	$29,021
Professional services and other	2,216	2,320	2,331
Total revenues	37,895	34,857	31,352
Cost of revenues (1)(2):
Subscription and support	6,198	6,177	5,821
Professional services and other	2,445	2,364	2,539
Total cost of revenues	8,643	8,541	8,360
Gross profit	29,252	26,316	22,992
Operating expenses (1)(2):
Research and development	5,493	4,906	5,055
Sales and marketing	13,257	12,877	13,526
General and administrative	2,836	2,534	2,553
Restructuring	461	988	828
Total operating expenses	22,047	21,305	21,962
Income from operations	7,205	5,011	1,030
Losses on strategic investments, net	(121)	(277)	(239)
Other income (expense)	354	216	(131)
Income before provision for income taxes	7,438	4,950	660
Provision for income taxes	(1,241)	(814)	(452)
Net income	$6,197	$4,136	$208
Basic net income per share	$6.44	$4.25	$0.21
Diluted net income per share	$6.36	$4.20	$0.21
Shares used in computing basic net income per share	962	974	992
Shares used in computing diluted net income per share	974	984	997
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Cost of revenues	$750	$978	$1,035
Sales and marketing	901	891	916
(2) Amounts include stock-based compensation expense, as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Cost of revenues	$518	$431	$499
Research and development	1,091	972	1,136
Sales and marketing	1,205	1,062	1,256
General and administrative	367	299	368
Restructuring	2	23	20

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

4	Fiscal Year Ended January 31,
	2025	2024	2023
Net income	$6,197	$4,136	$208
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other losses	(66)	(11)	(35)
Unrealized gains (losses) on marketable securities and privately held debt securities	31	83	(94)
Other comprehensive income (loss), before tax	(35)	72	(129)
Tax effect	(6)	(23)	21
Other comprehensive income (loss), net	(41)	49	(108)
Comprehensive income	$6,156	$4,185	$100

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2022	989	1	0	0	50,919	(166)	7,377	58,131
Common stock issued	20	0	0	0	849	0	0	849
Common stock repurchased	0	0	(28)	(4,000)	0	0	0	(4,000)
Stock-based compensation	0	0	0	0	3,279		0	3,279
Other comprehensive loss, net of tax	0	0	0	0	0	(108)	0	(108)
Net income	0	0	0	0	0	0	208	208
Balance at January 31, 2023	1,009	1	(28)	(4,000)	55,047	(274)	7,585	58,359
Common stock issued	26	0	0	0	1,994	0	0	1,994
Common stock repurchased	0	0	(36)	(7,692)	0	0	0	(7,692)
Stock-based compensation	0	0	0	0	2,800	0	0	2,800
Other comprehensive income, net of tax	0	0	0	0	0	49	0	49
Net income	0	0	0	0	0	0	4,136	4,136
Balance at January 31, 2024	1,035	1	(64)	(11,692)	59,841	(225)	11,721	59,646
Common stock issued	21	0	0	0	1,535	0	0	1,535
Common stock repurchased	0	0	(30)	(7,815)	0	0	0	(7,815)
Stock-based compensation	0	0	0	0	3,200	0	0	3,200
Other comprehensive loss, net of tax	0	0	0	0	0	(41)	0	(41)
Cash dividends declared	0	0	0	0	0	0	(1,549)	(1,549)
Net income	0	0	0	0	0	0	6,197	6,197
Balance at January 31, 2025	1,056	1	(94)	(19,507)	64,576	(266)	16,369	61,173

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Cash Flows
(in millions)

4	Fiscal Year Ended January 31,
	2025	2024	2023
Operating activities:
Net income	$6,197	$4,136	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	3,477	3,959	3,786
Amortization of costs capitalized to obtain revenue contracts, net	2,095	1,925	1,668
Stock-based compensation expense	3,183	2,787	3,279
Losses on strategic investments, net	121	277	239
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(490)	(659)	(995)
Costs capitalized to obtain revenue contracts, net	(2,121)	(1,872)	(2,345)
Prepaid expenses and other current assets and other assets	(1,495)	(843)	(302)
Accounts payable and accrued expenses and other liabilities	1,089	(478)	528
Operating lease liabilities	(548)	(621)	(699)
Unearned revenue	1,584	1,623	1,744
Net cash provided by operating activities	13,092	10,234	7,111
Investing activities:
Business combinations, net of cash acquired	(2,734)	(82)	(439)
Purchases of strategic investments	(539)	(496)	(550)
Sales of strategic investments	126	108	355
Purchases of marketable securities	(6,879)	(3,761)	(4,777)
Sales of marketable securities	4,143	1,511	1,771
Maturities of marketable securities	3,378	2,129	2,449
Capital expenditures	(658)	(736)	(798)
Net cash used in investing activities	(3,163)	(1,327)	(1,989)
Financing activities:
Repurchases of common stock	(7,829)	(7,620)	(4,000)
Proceeds from employee stock plans	1,540	1,954	861
Principal payments on financing obligations	(603)	(629)	(419)
Repayments of debt	(1,000)	(1,182)	(4)
Payments of dividends	(1,537)	0	0
Net cash used in financing activities	(9,429)	(7,477)	(3,562)
Effect of exchange rate changes	(124)	26	(8)
Net increase in cash and cash equivalents	376	1,456	1,552
Cash and cash equivalents, beginning of period	8,472	7,016	5,464
Cash and cash equivalents, end of period	$8,848	$8,472	$7,016
(1) Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Fiscal Year Ended January 31,
	2025	2024	2023
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$233	$254	$275
Income taxes, net of tax refunds	$2,061	$1,027	$510

See accompanying Notes.

Salesforce, Inc.
Notes to Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the deeply unified Salesforce Platform, the Company delivers a single source of truth, connecting customer data with integrated artificial intelligence (“AI”) across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. During the third quarter of fiscal 2025, the Company introduced Agentforce, a new layer of the trusted Salesforce Platform that enables companies to build and deploy AI agents that can respond to inputs, make decisions and take action autonomously across business functions. Agentforce includes a suite of customizable agents for use across sales, service, marketing and commerce. Since its founding in 1999, the Company has pioneered innovations in cloud, mobile, social, analytics and AI, enabling companies of every size and industry to transform their businesses in the digital-first world.
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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions which have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Salesforce Platform and are deployed in a nearly identical manner, and the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated net income basis. Additionally, the measure of segment assets is reported on the balance sheet as total consolidated assets.
The Company’s significant segment expenses, which are the expenses included in operating income as well as losses on strategic investments, and other segment items, which includes other income (expense) and benefit from (provision for) income taxes, are included in the Company’s consolidated statement of operations. Additionally, further components of the Company’s measure of profit or loss, which is net income, are included throughout the Company’s financial statements.

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
No single customer accounted for ten percent or more of accounts receivable as of January 31, 2025 and January 31, 2024. No single customer accounted for ten percent or more of total revenue during fiscal 2025, 2024 and 2023. As of January 31, 2025 and January 31, 2024, assets located outside the Americas were 17 percent and 16 percent of total assets, respectively. As of January 31, 2025 and January 31, 2024, assets located in the United States were 81 percent and 82 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of January 31, 2025, the Company held four investments, all privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 24 percent of the portfolio in the aggregate. As of January 31, 2024, the Company held two investments, both privately held, with carrying values that were individually greater than five percent of its strategic investments portfolio and represented approximately 16 percent of the portfolio in the aggregate.
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
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for fiscal 2025 and 2024.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income on the consolidated statements of operations and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other income on the consolidated statements of operations.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities where the Company lacks a controlling financial interest but does exercise significant influence are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted only for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through losses on strategic investments, net on the consolidated statements of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the consolidated balance sheets. Other privately held investments not classified as debt or equity securities are recorded at cost and adjusted for impairment events, with any associated gains and losses recorded through losses on strategic investments, net on the consolidated statements of operations.
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
Publicly held equity securities are measured at fair value with changes recorded through losses on strategic investments, net on the consolidated statements of operations.
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

Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of outstanding foreign currency derivative contracts as of January 31, 2025 and January 31, 2024 was $10.7 billion and $8.6 billion, respectively.
Outstanding foreign currency derivative contracts are recorded at fair value on the consolidated balance sheets. Unrealized gains or losses due to changes in the fair value of these derivative contracts, as well as realized gains or losses from their net settlement, are recognized as other income (expense) in the consolidated statements of operations consistent with the offsetting gains or losses resulting from the remeasurement or settlement of the underlying foreign currency denominated receivables and payables.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within losses on strategic investments, net in the consolidated statements of operations.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $1.0 billion, $1.1 billion and $1.0 billion for fiscal 2025, 2024 and 2023, respectively.
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

dollars are recorded as a separate component on the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in other income in the consolidated statements of operations.
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
New Accounting Pronouncements Adopted in Fiscal 2025
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. The Company adopted ASU 2023-07 in the fourth quarter of fiscal year 2025 on a retrospective basis.
New Accounting Pronouncements Pending Adoption
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statement disclosures.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
Sales	$8,322	$7,580	$6,831
Service	9,054	8,245	7,369
Platform and Other	7,247	6,611	5,967
Marketing and Commerce	5,281	4,912	4,516
Integration and Analytics (1)	5,775	5,189	4,338
	$35,679	$32,537	$29,021
(1) In the fourth quarter of fiscal 2024, the Company renamed the service offering previously referred to as Data to Integration and Analytics, which includes MuleSoft and Tableau.

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
Americas	$25,143	$23,289	$21,250
Europe	8,891	8,128	7,163
Asia Pacific	3,861	3,440	2,939
	$37,895	$34,857	$31,352
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during fiscal 2025, 2024 and 2023, respectively. No other country represented more than ten percent of total revenue during fiscal 2025, 2024 and 2023.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $724 million as of January 31, 2025 as compared to $758 million as of January 31, 2024, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Fiscal Year Ended January 31,
	2025	2024
Unearned revenue, beginning of period	$19,003	$17,376
Billings and other (1)	39,513	36,370
Contribution from contract asset	(34)	110
Revenue recognized over time	(35,628)	(32,727)
Revenue recognized at a point in time	(2,267)	(2,130)
Unearned revenue from business combinations	156	4
Unearned revenue, end of period	$20,743	$19,003
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
Approximately 50 percent of total revenue recognized in fiscal 2025 was from the unearned revenue balance as of January 31, 2024.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2025	$30.2	$33.2	$63.4
As of January 31, 2024	$27.6	$29.3	$56.9
3. Investments
Marketable Securities
At January 31, 2025, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,574	$6	$(23)	$2,557
U.S. treasury securities	546	0	(4)	542
Mortgage-backed obligations	128	0	(6)	122
Asset-backed securities	1,218	3	(4)	1,217
Municipal securities	108	0	(1)	107
Commercial paper	506	0	0	506
Covered bonds	29	0	(2)	27
Other	106	0	0	106
Total marketable securities	$5,215	$9	$(40)	$5,184
At January 31, 2024, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$3,014	$9	$(45)	$2,978
U.S. treasury securities	583	0	(8)	575
Mortgage-backed obligations	244	1	(9)	236
Asset-backed securities	1,381	5	(7)	1,379
Municipal securities	139	0	(3)	136
Commercial paper	213	0	0	213
Covered bonds	81	0	(3)	78
Other	127	1	(1)	127
Total marketable securities	$5,782	$16	$(76)	$5,722
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	January 31, 2025	January 31, 2024
Due within 1 year	$2,081	$2,523
Due in 1 year through 5 years	3,098	3,180
Due in 5 years through 10 years	5	19
	$5,184	$5,722
Interest income from marketable securities for fiscal 2025, 2024 and 2023 was $647 million, $527 million and $199 million, respectively, and is included in other income (expense) in the consolidated statements of operations.

Strategic Investments
Strategic investments by form and measurement category as of January 31, 2025 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$69	$4,617	$125	$4,811
Debt securities and other investments	0	0	41	41
Balance as of January 31, 2025	$69	$4,617	$166	$4,852
Strategic investments by form and measurement category as of January 31, 2024 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$80	$4,557	$130	$4,767
Debt securities and other investments	0	0	81	81
Balance as of January 31, 2024	$80	$4,557	$211	$4,848
The Company holds investments in, or management agreements with, variable interest entities (“VIEs”) which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $484 million and $382 million, as of January 31, 2025 and January 31, 2024, respectively.
Losses on Strategic Investments, Net
The components of losses on strategic investments, net were as follows (in millions):

4	Fiscal Year Ended January 31,
	2025	2024	2023
Unrealized gains (losses) recognized on publicly traded equity securities, net	$(16)	$29	$1
Unrealized gains recognized on privately held equity securities, net	358	119	180
Impairments on privately held equity and debt securities	(582)	(466)	(491)
Unrealized losses, net	(240)	(318)	(310)
Realized gains on sales of securities, net	119	41	71
Losses on strategic investments, net	$(121)	$(277)	$(239)
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $385 million and $125 million and impairments and downward adjustments of $583 million and $465 million for fiscal 2025 and 2024, respectively.
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

The following table presents information about the Company’s assets that were measured at fair value as of January 31, 2025 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,698	$0	$1,698
Money market mutual funds	4,373	0	0	4,373
Cash equivalent securities	0	686	0	686
Marketable securities:
Corporate notes and obligations	0	2,557	0	2,557
U.S. treasury securities	0	542	0	542
Mortgage-backed obligations	0	122	0	122
Asset-backed securities	0	1,217	0	1,217
Municipal securities	0	107	0	107
Commercial paper	0	506	0	506
Covered bonds	0	27	0	27
Other	0	106	0	106
Strategic investments:
Equity securities	69	0	0	69
Total assets	$4,442	$7,568	$0	$12,010
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheets in addition to $2.1 billion of cash, as of January 31, 2025.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held debt and equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held debt and equity securities and other investments amounted to $4.8 billion and $4.8 billion as of January 31, 2025 and January 31, 2024, respectively.
5. Property and Equipment, Net and Other Balance Sheet Accounts
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2025	2024
Land	$293	$293
Buildings and building improvements	492	490
Computers, equipment and software	4,345	4,209
Furniture and fixtures	232	245
Leasehold improvements	1,556	1,604
Property and equipment, gross	6,918	6,841
Less accumulated depreciation and amortization	(3,682)	(3,152)
Property and equipment, net	$3,236	$3,689
Depreciation and amortization expense totaled $1.0 billion, $1.1 billion and $903 million during fiscal 2025, 2024 and 2023, respectively.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of January 31, 2025 included approximately $2.8 billion of accrued compensation as compared to $2.5 billion as of January 31, 2024.
6. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates. The leases have noncancellable remaining terms of 1 year to 15 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.

The components of lease expense were as follows (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
Operating lease cost	$684	$1,041	$986

Finance lease cost:
Amortization of right-of-use assets	$303	$264	$198
Interest on lease liabilities	28	29	10
Total finance lease cost	$331	$293	$208
Supplemental cash flow information related to operating and finance leases was as follows (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$628	$716	$769
Operating cash outflows for finance leases	27	29	10
Financing cash outflows for finance leases	380	347	180
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	345	456	915

Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

	As of January 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$2,157	$2,366

Operating lease liabilities, current	$579	$518
Noncurrent operating lease liabilities	2,380	2,644
Total operating lease liabilities	$2,959	$3,162

Finance leases:
Computers, equipment and software	$1,520	$1,579
Accumulated depreciation	(708)	(525)
Property and equipment, net	$812	$1,054

Accrued expenses and other liabilities	$337	$372
Other noncurrent liabilities	341	602
Total finance lease liabilities	$678	$974

Other information related to leases was as follows:

	As of January 31,
	2025	2024
Weighted average remaining lease term
Operating leases	7 years	7 years
Finance leases	3 years	3 years
Weighted average discount rate
Operating leases	3.2%	2.9%
Finance leases	3.8%	3.3%
As of January 31, 2025, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Fiscal 2026	$653	$352
Fiscal 2027	564	244
Fiscal 2028	522	71
Fiscal 2029	440	29
Fiscal 2030	297	12
Thereafter	820	0
Total minimum lease payments	3,296	708
Less: Imputed interest	(337)	(30)
Total	$2,959	$678
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $303 million in the next five years and $29 million thereafter.
Of the total lease commitment balance, including leases not yet commenced, of $4.0 billion, approximately $3.3 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.

7. Business Combinations
Fiscal Year 2025
Spiff, Inc.
In February 2024, the Company acquired all outstanding stock of Spiff, Inc. (“Spiff”), an incentive compensation management platform company. The acquisition date fair value of the consideration transferred for Spiff was $419 million, which consisted primarily of $374 million in cash. The Company recorded $323 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities. The goodwill associated with the acquisition of Spiff has no basis and is not deductible for U.S. income tax purposes. The Company also recorded approximately $52 million of intangible assets for developed technology and customer relationships with useful lives of nine and five years, respectively. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of Spiff, which were not material, in its consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were also not material.
Zoomin Software Ltd.
In November 2024, the Company acquired all outstanding stock of Zoomin Software Ltd. (“Zoomin”), a data management company. The acquisition date fair value of the consideration transferred for Zoomin was $374 million, which consisted primarily of $344 million in cash. The Company recorded $284 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities. The goodwill associated with the acquisition of Zoomin has no basis and is not deductible for U.S. income tax purposes. The Company also recorded approximately $94 million of intangible assets for developed technology with a useful life of three years. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of Zoomin, which were not material, in its consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were also not material.
Own Data Company Ltd.
In November 2024, the Company acquired all outstanding stock of Own Data Company Ltd. (“Own”), a leading provider of data protection and data management solutions. The Company has included the financial results of Own, which were not material, in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material. The acquisition date fair value of the consideration transferred for Own was approximately $2.1 billion, which consisted of the following (in millions):

Fair Value
Cash	$1,931
Fair value of pre-existing relationship	212
Total	$2,143
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$44
Accounts receivable	32
Operating lease right-of-use assets, net	35
Goodwill	1,812
Intangible assets	597
Other assets	10
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(16)
Unearned revenue	(125)
Operating lease liabilities	(35)
Deferred tax liability	(211)
Net assets acquired	$2,143

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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$343	6 years
Customer relationships	224	9 years
Other purchased intangible assets	30	2 years
Total intangible assets subject to amortization	$597
Developed technology represents the fair value of Own’s data analysis technology. Customer relationships represent the fair values of the underlying relationships with Own customers.
The fair value of the Company’s noncontrolling equity investment in Own prior to the acquisition was $172 million. The Company recognized a gain of approximately $40 million as a result of remeasuring its prior equity interest in Own held before the business combination. The gain is included in losses on strategic investments, net in the consolidated statement of operations.
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
8. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2024	Additions and retirements, net	January 31, 2025	January 31, 2024	Expense and retirements, net	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2025
Acquired developed technology	$4,624	$(1,666)	$2,958	$(3,208)	$1,455	$(1,753)	$1,416	$1,205	0.9
Customer relationships	6,674	220	6,894	(2,985)	(835)	(3,820)	3,689	3,074	3.6
Other (1)	303	28	331	(130)	(52)	(182)	173	149	2.4
Total	$11,601	$(1,418)	$10,183	$(6,323)	$568	$(5,755)	$5,278	$4,428	2.8
(1) Included in Other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for fiscal 2025, 2024 and 2023 was $1.6 billion, $1.9 billion and $2.0 billion, respectively.

The expected future amortization expense for intangible assets as of January 31, 2025 was as follows (in millions):

Fiscal Period:
Fiscal 2026	$1,522
Fiscal 2027	1,147
Fiscal 2028	745
Fiscal 2029	578
Fiscal 2030	294
Thereafter	142
Total amortization expense	$4,428
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance at January 31, 2023	$48,568
Acquisitions and adjustments (1)	52
Balance as of January 31, 2024	$48,620
Acquisition of Spiff	323
Acquisition of Zoomin	284
Acquisition of Own	1,812
Other acquisitions and adjustments (1)	244
Balance as of January 31, 2025	$51,283
(1) Includes the effect of foreign currency translation.
9. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of January 31, 2025	Carrying Value as of January 31, 2025	Carrying Value as of January 31, 2024
2024 Senior Notes (1)	July 2021	July 2024	0.625%	0	0	999
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,496	1,495
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	995	994
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,491	1,490
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,236	1,235
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,979	1,978
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,235
Total carrying value of debt				8,500	8,433	9,426
Less current portion of debt					0	(999)
Total noncurrent debt					$8,433	$8,427
(1) The Company repaid in full the 2024 Senior Notes in the second quarter of fiscal 2025.
The Company was in compliance with all debt covenants as of January 31, 2025.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $6.6 billion and $7.8 billion as of January 31, 2025 and January 31, 2024, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of fiscal 2025 and fiscal 2024, and are deemed Level 2 liabilities within the fair value measurement framework.

The contractual future principal payments for all borrowings as of January 31, 2025 were as follows (in millions):

Fiscal Period:
Fiscal 2026	$0
Fiscal 2027	0
Fiscal 2028	0
Fiscal 2029	2,500
Fiscal 2030	0
Thereafter	6,000
Total principal outstanding	$8,500
Interest expense primarily from out debt instruments for fiscal 2025, 2024 and 2023 was $272 million, $283 million and $300 million, respectively, and is included in other income (expense) in the consolidated statements of operations.
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
The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of January 31, 2025.
10. Restructuring
In January 2023, the Company announced a restructuring plan intended to reduce operating costs, improve operating margins and continue advancing the Company’s ongoing commitment to profitable growth. This plan included a reduction of the Company’s workforce and select real estate exits and office space reductions within certain markets. The employee actions were substantially completed in fiscal 2024 and the real estate actions are expected to be substantially complete in fiscal 2026. In fiscal 2025, the Company approved restructuring initiatives focused on driving further operational efficiencies, optimizing our management structure and increasing cost optimization efforts to realize long-term sustainable growth through a targeted workforce reduction, which are expected to be substantially complete in fiscal 2026.
The following tables summarize the activities related to the Company’s restructuring initiatives for fiscal 2025 and 2024 (in millions):

	Fiscal Year Ended January 31, 2025			Fiscal Year Ended January 31, 2024
	Workforce Reduction	Office Space Reductions	Total	Workforce Reduction	Office Space Reductions	Total
Liability, beginning of the period	$118	$2	$120	$607	$0	$607
Charges	386	75	461	541	447	988
Payments	(196)	(2)	(198)	(1,003)	(27)	(1,030)
Non-cash items	(6)	(75)	(81)	(27)	(418)	(445)
Liability, end of the period	$302	$0	$302	$118	$2	$120
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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
	2025	2024	2023
Volatility	33 - 36%	35 - 40%	34 - 40%
Estimated life	5.2 years	3.5 years	3.5 years
Risk-free interest rate	4.3 - 4.5%	3.6 - 4.3%	1.7 -4.4%
Weighted-average fair value per share of grants	$114.96	$66.95	$62.10
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
Stock option activity for fiscal 2025 was as follows:

		Options Outstanding
	Shares Available for Grant (in millions)	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2024	60	12	$185.77
Increase in shares authorized:
2013 Equity Incentive Plan	36
Restricted stock activity	(23)
Exercised	0	(4)	173.43
Balance as of January 31, 2025	73	8	$198.89	$1,140
Vested or expected to vest		8	$198.10	$1,126
Exercisable as of January 31, 2025		6	$187.48	$883
The total intrinsic value of the options exercised during fiscal 2025, 2024 and 2023, was $0.7 billion, $0.6 billion, and $0.2 billion, respectively. The intrinsic value of options exercised during each year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.5 years.
As of January 31, 2025, options to purchase 6 million shares were vested at a weighted-average exercise price of $187.48 per share and had a weighted-average remaining contractual life of approximately 3.0 years. The total intrinsic value of these vested options based on the market value of the stock as of January 31, 2025 was approximately $0.9 billion.

The following table summarizes information about stock options outstanding as of January 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$1.34 to $154.14	2	2.6	$128.18	2	$127.85
$157.70 to $167.45	1	2.4	162.50	1	162.27
$171.43 to $215.17	2	3.4	208.80	1	211.81
$218.21	2	4.1	218.21	1	218.21
$218.63 to $342.02	1	4.6	267.30	1	238.64
	8	3.5	$198.89	6	$187.48
Restricted stock activity for fiscal 2025 is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2024	28	$202.95
Granted - restricted stock units and awards	12	302.73
Granted - performance-based stock units	1	290.64
Canceled	(3)	226.68
Vested and converted to shares	(12)	203.70
Balance as of January 31, 2025	26	$250.50	$8,796
Expected to vest	23		$7,693
Restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during fiscal 2025 and 2024 was $3.4 billion and $2.5 billion, respectively.
In fiscal 2025, 2024 and 2023, the Company granted performance-based restricted stock unit awards to executive officers and other members of senior management. The performance-based restricted stock unit awards are subject to vesting based on the achievement of a market-based condition and a service-based condition or a performance-based condition and a service-based condition. At the end of the service periods, which range from approximately one-year to four-years, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200 percent, depending on the extent the market-based condition or performance-based condition, or both, are achieved.
The aggregate expected stock-based compensation expense remaining to be recognized as of January 31, 2025 was as follows (in millions):

Fiscal Period:
Fiscal 2026	$2,602
Fiscal 2027	1,717
Fiscal 2028	1,083
Fiscal 2029	182
Total stock-based compensation expense	$5,584
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of January 31, 2025 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.

Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2025 (in millions):

Options outstanding	8
Restricted stock awards and units and performance-based stock units outstanding	26
Stock available for future grant or issuance:
2013 Equity Incentive Plan	73
2014 Inducement Plan	1
Amended and Restated 2004 Employee Stock Purchase Plan	13
121
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of January 31, 2025 and 2024, no shares of preferred stock were outstanding.
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
The Company repurchased the following under its Share Repurchase Program (in millions, except average price per share):

	2025			2024			2023
	Shares	Average price per share	Amount	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Fiscal year ended January 31	30	$260.12	$7,757	36	$210.30	$7,674	28	$144.94	$4,000
All repurchases were made in open market transactions. As of January 31, 2025, the Company was authorized to purchase a remaining $10.6 billion of its common stock under the Share Repurchase Program.
Dividends
The Company announced the following dividends in the fiscal year ended January 31, 2025 (in millions, except dividend per share):

Record Date	Payment Date	Dividend per Share	Amount
March 14, 2024	April 11, 2024	$0.40	$388
July 9, 2024	July 25, 2024	$0.40	$388
September 18, 2024	October 8, 2024	$0.40	$385
December 18, 2024	January 9, 2025	$0.40	$388

12. Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
Domestic	$5,119	$4,045	$398
Foreign	2,319	905	262
	$7,438	$4,950	$660
The provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
Current:
Federal	$1,284	$940	$173
State	245	199	216
Foreign	925	417	397
Total	2,454	1,556	786
Deferred:
Federal	(982)	(640)	(134)
State	(167)	(182)	(203)
Foreign	(64)	80	3
Total	(1,213)	(742)	(334)
Provision for (benefit from) income taxes	$1,241	$814	$452
A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
U.S. federal taxes at statutory rate	$1,562	$1,040	$139
State, net of the federal benefit	106	19	29
Effects of non-U.S. operations (1)	315	29	287
Tax credits	(270)	(332)	(239)
Non-deductible expenses	100	43	94
Foreign-derived intangible income deduction (2)	(373)	(56)	(55)
(Windfall)/shortfall related to share-based compensation	(215)	(36)	31
Change in valuation allowance	51	101	171
Other, net	(35)	6	(5)
Provision for (benefit from) income taxes	$1,241	$814	$452
(1) Fiscal 2024 effects of non-U.S. operations included tax benefits from foreign tax credits attributable to IRS notices.
(2) Fiscal 2025 foreign-derived intangible income deduction included tax benefits related to an adjustment for fiscal 2023 and 2024.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2025	2024
Deferred tax assets:
Losses and deductions carryforward	$209	$176
Deferred stock-based compensation expense	237	219
Tax credits	769	760
Accrued liabilities	482	419
Intangible assets	1,694	1,899
Lease liabilities	740	818
Unearned revenue	(28)	37
Capitalized research & development	2,431	1,710
Other	65	81
Total deferred tax assets	6,599	6,119
Less valuation allowance	(786)	(733)
Deferred tax assets, net of valuation allowance	5,813	5,386
Deferred tax liabilities:
Capitalized costs to obtain revenue contracts	(850)	(873)
Purchased intangible assets	(650)	(1,030)
Depreciation and amortization	(164)	(263)
Basis difference on strategic and other investments	(106)	(181)
Lease right-of-use assets	(554)	(636)
Total deferred tax liabilities	(2,324)	(2,983)
Net deferred tax assets (liabilities)	$3,489	$2,403
At January 31, 2025, the Company had federal net operating loss carryforwards of approximately $415 million, which expire in fiscal 2026 and through fiscal 2038 with the exception of post-2017 losses that do not expire, federal research and development tax credits of approximately $5 million, which expire in fiscal 2029 through fiscal 2045, foreign tax credits of approximately $164 million, which expire in fiscal 2029 through fiscal 2035. The Company had California net operating loss carryforwards of approximately $480 million which expire beginning in fiscal 2029 through fiscal 2045, California research and development tax credits of approximately $932 million, which do not expire. For other states' income tax purposes, the Company had tax credits of approximately $75 million, which expire beginning in fiscal 2026 through fiscal 2034, and insignificant net operating loss carryforwards. Utilization of the Company’s net operating loss carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had a valuation allowance of $786 million and $733 million as of January 31, 2025 and January 31, 2024, respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The increase in the valuation allowance during fiscal 2025 was primarily due to state tax credits and certain U.S foreign tax credits that are not expected to be realized. At the end of January 31, 2025, the valuation allowance was primarily related to U.S. states’ net operating loss and tax credits and certain U.S foreign tax credits. The Company will continue to evaluate the need for valuation allowances for its deferred tax assets.
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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2025, 2024 and 2023 is as follows (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
Beginning of period	$2,083	$1,975	$1,822
Tax positions taken in prior period:
Gross increases	53	53	53
Gross decreases	(65)	(85)	(45)
Tax positions taken in current period:
Gross increases	378	287	227
Settlements	(4)	(21)	(40)
Lapse of statute of limitations	(25)	(104)	(12)
Currency translation effect	(1)	(22)	(30)
End of period	$2,419	$2,083	$1,975
In fiscal 2025, 2024 and 2023, the Company reported a net increase of approximately $336 million, $108 million, and $153 million, respectively, in its unrecognized tax benefits. For fiscal 2025, 2024 and 2023, total unrecognized tax benefits in an amount of $1.7 billion, $1.7 billion and $1.5 billion, respectively, if recognized, would have reduced income tax expense and the Company’s effective tax rate.
The Company has recognized interest and penalties related to unrecognized tax benefits in the income tax provision of $89 million, $29 million and $48 million in fiscal 2025, 2024 and 2023, respectively. Interest and penalties accrued as of January 31, 2025, 2024 and 2023, were $225 million, $136 million and $107 million, respectively.
Certain prior year tax returns are currently being examined by various taxing authorities in major tax jurisdictions including the United States, Germany and Israel. The Company currently considers U.S. federal, Japan, Australia, Germany, France, United Kingdom, Ireland, Canada, India and Israel to be major tax jurisdictions. The Company’s U.S. federal tax returns since fiscal 2008 remain open to examination, and non-U.S. tax returns generally remain open to examination since fiscal 2019. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
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
A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

4	Fiscal Year Ended January 31,
	2025	2024	2023
Numerator:
Net income	$6,197	$4,136	$208
Denominator:
Weighted-average shares outstanding for basic net income per share	962	974	992
Effect of dilutive securities:
Employee stock awards	12	10	5
Weighted-average shares outstanding for diluted net income per share	974	984	997

The weighted-average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023
Employee stock awards	7	13	39
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which was granted on December 13, 2022. On June 1, 2023, the Supreme Court issued a unanimous decision vacating the Ninth Circuit’s decision and remanded for further proceedings. The Ninth Circuit ordered the parties to submit additional briefing in light of the Supreme Court’s decision. On February 10, 2025, the Ninth Circuit issued an opinion reversing the district court’s order and instructing the district court to dismiss the complaint with prejudice. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending resolution of Slack’s petition for a writ of certiorari in the Federal Action. The State Court Action remains stayed pending resolution of the appellate proceedings in the Federal Action. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
Backpage Litigation
The Company has been named as a defendant in a number of state and federal actions relating to the activities of one of its former customers, Website Technologies, LLC (“Website Technologies”), an affiliate of Backpage.com, LLC (“Backpage”). Plaintiffs in these actions generally allege that they were victims of sex trafficking by individuals who advertised them on backpage.com, a website operated by Backpage, and assert various claims and theories premised on the Company’s provision to Website Technologies of Salesforce CRM Software and related products, which the plaintiffs allege facilitated the operation and growth of Backpage’s business. The initial action, filed in the Superior Court of California for the County of San Francisco on behalf of numerous plaintiffs, was dismissed with prejudice under Section 230 of the Communications Decency Act (“Section 230”), and that dismissal was affirmed by the California Court of Appeal in December 2021. In April 2020, an action was filed on behalf of a single plaintiff in the U.S. District Court for the Northern District of Illinois. The district court granted the Company’s motion to dismiss the action, and the Seventh Circuit Court of Appeals reversed that ruling in August 2023. The court has scheduled trial in that matter for June 2026. Beginning in April 2020, five actions involving six plaintiffs were filed and consolidated in the U.S. District Court for the Southern District of Texas as A.B. v. Salesforce, Inc., Case No. 4:20-CV-01254. The Company moved for summary judgment on the basis that the claims were barred by Section 230. In November 2023, the court denied the Company’s motion and in December 2024, the Fifth Circuit Court of Appeals affirmed that ruling. Beginning in May 2023, a number of similar actions have been filed in Texas federal and state courts, including principally: (1) 30 actions filed in the U.S. District Court for the Northern District of Texas, which were consolidated as S.M.A. v. Salesforce, Inc., Case No. 3:23-CV-0915-B (“S.M.A”); (2) 21 actions filed in Texas state court in Dallas County, which were removed by the Company to the Northern District of Texas, and consolidated as A.S. v. Salesforce, Inc., Case No. 3:23-CV-1039-B (“A.S.”); and (3) one action filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as T.S. v. Salesforce, Inc., Case No. 4:23-CV-01792 (“T.S.”). Separately, 19 actions have been filed in Texas state court, which are proceeding in a Texas state court multidistrict litigation in Harris County District Court, captioned In re Jane Doe Cases, MDL 2020-28545. In March 2024, the district court in S.M.A. granted the Company’s consolidated motion to dismiss the complaint on the ground that plaintiffs had not alleged the requisite intent element under the federal trafficking statute, and in April 2024 an amended complaint was filed amending the federal law claim and adding a Texas state law claim. In May 2024, the Company moved to dismiss the amended complaint. In September 2024, the district court in A.S. denied the Company’s motion to dismiss and the court has scheduled trial for November 2025. In November 2024, the Company moved for judgment on the pleadings in A.S. In June 2023, the Company moved to dismiss the T.S. action, and that motion remains pending. Plaintiffs’ counsel in these actions have stated that they represent several hundred additional possible claimants. All of the foregoing actions seek unspecified monetary damages, attorneys’ fees, and costs. The Company intends to defend its interests in these proceedings vigorously.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2025. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.     OTHER INFORMATION
During the three months ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On December 17, 2024, Parker Harris, Co-Founder and Chief Technology Officer, Slack, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 150,662 shares of the Company’s common stock, subject to certain conditions, through December 15, 2025 (or the date all shares are sold under the arrangement, if earlier). On January 9, 2025, Marc Benioff, Chair and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 353,684 shares of the Company’s common stock, subject to certain conditions, through March 20, 2026 (or the date all shares are sold under the arrangement, if earlier).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, our Audit Committee, our Insider Trading Policy and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance,” “Insider Trading Policy” and, as applicable, “Delinquent Section 16(a) Reports.”
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
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal 2025 Year-End Table,” “Options Exercised and Stock Vested Table,” “Committee Reports,” “Directors and Corporate Governance” and “Employment Contracts and Certain Transactions.”

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Ratification of Appointment of Independent Auditor.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements: The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”
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

ITEM 16.     FORM 10-K SUMMARY

Omitted at Registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/10/2024
4.1	Specimen Common Stock Certificate		10-Q	001-32224	4.1	6/1/2022
4.2	Indenture, dated April 11, 2018, between the Registrant and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.3	First Supplemental Indenture, dated April 11, 2018, between the Registrant and U.S. Bank National Association, as trustee (including Forms of 2023 and 2028 Notes)		8-K	001-32224	4.2	4/11/2018
4.4	Second Supplemental Indenture, dated July 12, 2021, between the Registrant and U.S. Bank National Association, as trustee (including Forms of the 2024, 2031, 2041, 2051, 2061 and Sustainability Notes)		8-K	001-32224	4.2	7/12/2021
4.5	Description of the Registrant’s Capital Stock		10-K	001-32224	4.8	3/8/2023
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	7/1/2024
10.2*	Salesforce, Inc. Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333-265555	4.4	6/13/2022
10.3*	Form of Indemnification Agreement between the Registrant and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.4*	MetaMind, Inc. 2014 Stock Incentive Plan		S-8	333-211510	4.1	5/20/2016
10.5*	Salesforce, Inc. Amended and Restated 2014 Inducement Equity Incentive Plan		10-Q	001-32224	10.3	5/30/2024
10.6*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan		10-Q	001-32224	10.4	6/1/2022

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.7*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan		10-Q	001-32224	10.5	6/1/2022
10.8*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan		10-Q	001-32224	10.6	6/1/2022
10.9*	Forms of equity award agreements under the Amended and Restated 2013 Equity Incentive Plan		10-Q	001-32224	10.4	5/30/2024
10.10*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Inducement Equity Incentive Plan		10-Q	001-32224	10.5	5/30/2024
10.11*	Forms of equity award agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.12*	Form of stock option agreement under the Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.13*	Amended and Restated Annual Performance Bonus Plan		10-Q	001-32224	10.1	5/30/2024
10.14*	Traction Sales and Marketing Inc. Equity Incentive Plan		S-8	333-265557	4.3	6/13/2022
10.15*	Tenyx, Inc. 2021 Equity Incentive Plan		S-8	333-282514	4.3	10/4/2024
10.16*	Form of Performance-Based Restricted Stock Unit Agreement		10-Q	001-32224	10.1	6/1/2023
10.17*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.18*	Form of Change of Control and Retention Agreement as entered into with Parker Harris		10-K	001-32224	10.14	3/9/2009
10.19*	Form of Change of Control and Retention Agreement entered into with non-CEO Executive Officers after 2014		10-K	001-32224	10.16	3/5/2020
10.20*	Retention Agreement, dated February 10, 2021, between the Registrant and Brian Millham		10-Q	001-32224	10.2	6/1/2023
10.21*	Aircraft Time Sharing Agreement, dated March 17, 2020, between the Registrant and Marc Benioff		10-K	001-32224	10.17	3/17/2021
10.22*	Non-Employee Director Compensation Program	X
10.23*	Offer Letter, dated June 8, 2023, between the Registrant and Sabastian Niles		10-Q	001-32224	10.6	5/30/2024
10.24*	Transition Agreement, dated August 28, 2024, between the Registrant and Amy Weaver		10-Q	001-32224	10.3	12/4/2024
10.25*	Offer Letter, dated February 5, 2025, between the Registrant and Robin Washington		8-K	001-32224	10.1	2/5/2025
10.26*	Amendment to Transition Agreement, dated March 4, 2025, between the Registrant and Amy Weaver	X

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.27	Office Lease, dated April 10, 2014, between the Registrant and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.28	Purchase and Sale Agreement, dated November 10, 2014, between the Registrant and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.29	Credit Agreement, dated as of October 31, 2024, by and among the Registrant, the lenders and issuing lenders party thereto, and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	11/5/2024
19	Insider Trading Policy	X
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Executive Officer Incentive Compensation Recovery Policy		10-K	001-32224	97.01	3/6/2024
99.1	Cash Severance Limitation Policy	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 5, 2025
Salesforce, Inc.

	By:	/s/ AMY WEAVER
Amy Weaver
President and Chief Financial Officer (Principal Financial Officer)

Dated: March 5, 2025
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

Signature	Title	Date

/s/ Marc Benioff	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	March 5, 2025
Marc Benioff

/s/ Amy Weaver	President and Chief Financial Officer (Principal Financial Officer)	March 5, 2025
Amy Weaver

/s/ Sundeep Reddy	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 5, 2025
Sundeep Reddy

/s/ Laura Alber	Director	March 5, 2025
Laura Alber

/s/ Craig Conway	Director	March 5, 2025
Craig Conway

/s/ Arnold Donald	Director	March 5, 2025
Arnold Donald

/s/ Parker Harris	Director, Co-Founder	March 5, 2025
Parker Harris

/s/ Neelie Kroes	Director	March 5, 2025
Neelie Kroes

/s/ Sachin Mehra	Director	March 5, 2025
Sachin Mehra

/s/ Mason Morfit	Director	March 5, 2025
Mason Morfit

/s/ Oscar Munoz	Director	March 5, 2025
Oscar Munoz

/s/ John V. Roos	Director	March 5, 2025
John V. Roos

/s/ Robin L. Washington	Director	March 5, 2025
Robin L. Washington

/s/ Maynard Webb	Director	March 5, 2025
Maynard Webb