Form 10-Q
period 2025-04-30
Salesforce, Inc.
filed 2025-05-29
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 22, 2025, there were approximately 956 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	April 30, 2025	January 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,928	$8,848
Marketable securities	6,480	5,184
Accounts receivable, net	4,354	11,945
Costs capitalized to obtain revenue contracts, net	1,924	1,971
Prepaid expenses and other current assets	2,180	1,779
Total current assets	25,866	29,727
Property and equipment, net	3,131	3,236
Operating lease right-of-use assets, net	2,129	2,157
Noncurrent costs capitalized to obtain revenue contracts, net	2,342	2,475
Strategic investments	4,941	4,852
Goodwill	51,281	51,283
Intangible assets acquired through business combinations, net	4,033	4,428
Deferred tax assets and other assets, net	4,887	4,770
Total assets	$98,610	$102,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,804	$6,658
Operating lease liabilities, current	593	579
Unearned revenue	17,799	20,743
Total current liabilities	24,196	27,980
Noncurrent debt	8,435	8,433
Noncurrent operating lease liabilities	2,341	2,380
Other noncurrent liabilities	2,972	2,962
Total liabilities	37,944	41,755
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(22,199)	(19,507)
Additional paid-in capital	65,490	64,576
Accumulated other comprehensive loss	(130)	(266)
Retained earnings	17,504	16,369
Total stockholders’ equity	60,666	61,173
Total liabilities and stockholders’ equity	$98,610	$102,928

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

1	Three Months Ended April 30,
	2025	2024
Revenues:
Subscription and support	$9,297	$8,585
Professional services and other	532	548
Total revenues	9,829	9,133
Cost of revenues (1)(2):
Subscription and support	1,611	1,560
Professional services and other	654	602
Total cost of revenues	2,265	2,162
Gross profit	7,564	6,971
Operating expenses (1)(2):
Research and development	1,460	1,368
Sales and marketing	3,429	3,239
General and administrative	697	647
Restructuring	36	8
Total operating expenses	5,622	5,262
Income from operations	1,942	1,709
Gains (losses) on strategic investments, net	(63)	37
Other income	95	121
Income before provision for income taxes	1,974	1,867
Provision for income taxes	(433)	(334)
Net income	$1,541	$1,533
Basic net income per share	$1.61	$1.58
Diluted net income per share	$1.59	$1.56
Shares used in computing basic net income per share	960	970
Shares used in computing diluted net income per share	970	985
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2025	2024
Cost of revenues	$162	$238
Sales and marketing	233	223
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended April 30,
	2025	2024
Cost of revenues	$151	$119
Research and development	275	260
Sales and marketing	285	290
General and administrative	88	81
Restructuring	15	0

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2025	2024
Net income	$1,541	$1,533
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other losses	110	(23)
Unrealized gains (losses) on marketable securities	31	(30)
Other comprehensive income (loss), before tax	141	(53)
Tax effect	(5)	8
Other comprehensive income (loss), net	136	(45)
Comprehensive income	$1,677	$1,488

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three Months Ended April 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2025	1,056	$1	(94)	$(19,507)	$64,576	$(266)	$16,369	$61,173
Common stock issued	6	0	0	0	97	0	0	97
Common stock repurchased	0	0	(10)	(2,692)	0	0	0	(2,692)
Stock-based compensation	0	0	0	0	817	0	0	817
Other comprehensive gain, net of tax	0	0	0	0	0	136	0	136
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(406)	(406)
Net income	0	0	0	0	0	0	1,541	1,541
Balance at April 30, 2025	1,062	$1	(104)	$(22,199)	$65,490	$(130)	$17,504	$60,666

	Three Months Ended April 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2024	1,035	$1	(64)	$(11,692)	$59,841	$(225)	$11,721	$59,646
Common stock issued	7	0	0	0	352	0	0	352
Common stock repurchased	0	0	(7)	(2,168)	0	0	0	(2,168)
Stock-based compensation	0	0	0	0	753	0	0	753
Other comprehensive loss, net of tax	0	0	0	0	0	(45)	0	(45)
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,533	1,533
Balance at April 30, 2024	1,042	$1	(71)	$(13,860)	$60,946	$(270)	$12,866	$59,683

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2025	2024
Operating activities:
Net income	$1,541	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	843	879
Amortization of costs capitalized to obtain revenue contracts, net	545	517
Stock-based compensation expense	814	750
(Gains) losses on strategic investments, net	63	(37)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	7,591	7,162
Costs capitalized to obtain revenue contracts, net	(365)	(248)
Prepaid expenses and other current assets and other assets	(481)	(514)
Accounts payable and accrued expenses and other liabilities	(1,007)	(755)
Operating lease liabilities	(124)	(85)
Unearned revenue	(2,944)	(2,955)
Net cash provided by operating activities	6,476	6,247
Investing activities:
Business combinations, net of cash acquired	0	(338)
Purchases of strategic investments	(149)	(203)
Sales of strategic investments	6	53
Purchases of marketable securities	(2,086)	(3,252)
Sales of marketable securities	405	616
Maturities of marketable securities	436	636
Capital expenditures	(179)	(163)
Net cash used in investing activities	(1,567)	(2,651)
Financing activities:
Repurchases of common stock	(2,633)	(2,133)
Proceeds from employee stock plans	294	533
Principal payments on financing obligations	(179)	(120)
Payments of dividends and dividend equivalents	(402)	(388)
Net cash used in financing activities	(2,920)	(2,108)
Effect of exchange rate changes	91	(2)
Net increase in cash and cash equivalents	2,080	1,486
Cash and cash equivalents, beginning of period	8,848	8,472
Cash and cash equivalents, end of period	$10,928	$9,958
(1) Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$28	$28
Income taxes, net of tax refunds	$99	$94

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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2026, for example, refer to the fiscal year ending January 31, 2026.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2025 and the condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three months ended April 30, 2025 and 2024, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2025 and its results of operations, including its comprehensive income, stockholders' equity and cash flows for the three months ended April 30, 2025 and 2024. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2026.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025.
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

Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions which have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Salesforce Platform and are deployed in a nearly identical manner, and the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated net income basis. Additionally, the measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.
The Company’s significant segment expenses, which are the expenses included in operating income as well as gains (losses) on strategic investments, and other segment items, which includes other income and provision for income taxes, are included in the Company’s condensed consolidated statement of operations. Additionally, further components of the Company’s measure of profit or loss, which is net income, are included throughout the Company’s financial statements.
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
No single customer accounted for ten percent or more of accounts receivable as of April 30, 2025 and January 31, 2025. No single customer accounted for ten percent or more of total revenue during the three months ended April 30, 2025 and 2024. As of April 30, 2025 and January 31, 2025, assets located outside the Americas were 19 percent and 17 percent of total assets, respectively. As of April 30, 2025 and January 31, 2025, assets located in the United States were 80 percent and 81 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of April 30, 2025, the Company held four investments, all privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 24 percent of the portfolio in the aggregate. As of January 31, 2025, the Company held four investments, all privately held, with carrying values that were individually greater than five percent of its strategic investments portfolio and represented approximately 24 percent of the portfolio in the aggregate.
Revenue Recognition
The Company derives its revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues primarily include subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses and support revenues from the sales of support and updates beyond the basic subscription or software license sales. Professional services and other revenues include professional and advisory services for process mapping, project management and implementation services and training services.
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
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three months ended April 30, 2025 and 2024.
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
Strategic Investments
The Company holds strategic investments in publicly held equity securities, privately held equity securities and other investments in which the Company does not have a controlling interest.
Privately held equity securities where the Company lacks a controlling financial interest but does exercise significant influence are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted only for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative). All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains (losses) on strategic investments, net on the condensed consolidated statements of operations. Other privately held investments not classified as debt or equity securities are recorded at cost and adjusted for impairment events, with any associated gains and losses recorded through gains (losses) on strategic investments, net on the condensed consolidated statements of operations.
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
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities, publicly held equity securities and foreign currency derivative contracts at fair value. In addition, the Company measures certain of its strategic investments, including its privately held equity securities, at fair value on a nonrecurring basis when there has been an observable price change in a same or similar security or an impairment event. The additional disclosures regarding the Company’s fair value measurements are included in Note 4 “Fair Value Measurement.”
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of outstanding foreign currency derivative contracts as of April 30, 2025 and January 31, 2025 was $9.0 billion and $10.7 billion, respectively.
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
Leases
The Company has entered into operating and finance leases for corporate offices, data centers, and equipment. The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s condensed consolidated balance sheets. Assets (also referred to as ROU assets) and liabilities recognized from finance leases are included in property and equipment, accrued expenses and other liabilities and other noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term. The corresponding lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes.

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
The Company has entered into subleases or has made decisions and taken actions to exit and sublease certain unoccupied leased facilities. Similar to other long-lived assets discussed below, management tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within gains (losses) on strategic investments, net in the condensed consolidated statements of operations.
Restructuring
The Company generally recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on the region where an employee works. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred.
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on grant date at fair value using the grant date closing stock price for restricted stock units and restricted stock awards and using the Black-Scholes option pricing model for stock options and shares issued pursuant to the Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP”). The Company recognizes stock-based compensation expense related to restricted stock units, restricted stock awards, stock options and shares issued pursuant to the ESPP on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years for restricted stock units, restricted stock awards, and stock options, and the 12-month offering period for shares issued pursuant to the ESPP. The estimated forfeiture rate applied is based on historical forfeiture rates.
The Company grants performance-based restricted stock units and performance-based stock options to executive officers and other members of senior management, which may include a market condition, a performance condition, or both, in addition to a service condition. Stock-based compensation expense related to awards with a market condition are measured at fair value using a Monte Carlo simulation model and the expense related to these awards is recognized on a graded-vesting basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term. Stock-based compensation expense related to awards with a performance condition are measured based on the grant date closing stock price and the expense related to these awards is recognized based on the requisite service period elapsed, as well as the probability of achievement and estimated attainment of the performance condition as of the end of our reporting period.
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

	Three Months Ended April 30,
	2025	2024
Sales	$2,131	$1,998
Service	2,334	2,182
Platform and Other	1,963	1,718
Marketing and Commerce	1,325	1,282
Integration and Analytics	1,544	1,405
	$9,297	$8,585
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2025	2024
Americas	$6,469	$6,062
Europe	2,337	2,145
Asia Pacific	1,023	926
	$9,829	$9,133
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during the three months ended April 30, 2025 and 2024, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2025 and 2024.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $836 million as of April 30, 2025 as compared to $724 million as of January 31, 2025, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Unearned revenue, beginning of period	$20,743	$19,003
Billings and other (1)	6,885	6,191
Revenue recognized over time	(9,211)	(8,571)
Revenue recognized at a point in time	(618)	(562)
Unearned revenue, end of period	$17,799	$16,061
(1) Other includes, for example, the impact of foreign currency translation as well as contributions from contract assets and business combinations.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2025	$29.6	$31.3	$60.9
As of January 31, 2025	$30.2	$33.2	$63.4

3. Investments
Marketable Securities
At April 30, 2025, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,779	$13	$(10)	$2,782
U.S. treasury securities	1,148	2	(3)	1,147
Mortgage-backed obligations	144	0	(4)	140
Asset-backed securities	1,229	4	(1)	1,232
Municipal securities	85	0	0	85
Commercial paper	928	0	0	928
Covered bonds	26	0	0	26
Other	140	0	0	140
Total marketable securities	$6,479	$19	$(18)	$6,480
At January 31, 2025, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,574	$6	$(23)	$2,557
U.S. treasury securities	546	0	(4)	542
Mortgage-backed obligations	128	0	(6)	122
Asset-backed securities	1,218	3	(4)	1,217
Municipal securities	108	0	(1)	107
Commercial paper	506	0	0	506
Covered bonds	29	0	(2)	27
Other	106	0	0	106
Total marketable securities	$5,215	$9	$(40)	$5,184
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	April 30, 2025	January 31, 2025
Due within 1 year	$3,197	$2,081
Due in 1 year through 5 years	3,276	3,098
Due in 5 years through 10 years	7	5
	$6,480	$5,184
Interest income from marketable securities for the three months ended April 30, 2025 and 2024 was $169 million, and $196 million, respectively, and is included in other income in the condensed consolidated statements of operations.
Strategic Investments
Strategic investments by form and measurement category as of April 30, 2025 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$53	$4,715	$137	$4,905
Other investments	0	0	36	36
Balance as of April 30, 2025	$53	$4,715	$173	$4,941

Strategic investments by form and measurement category as of January 31, 2025 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$69	$4,617	$125	$4,811
Other investments	0	0	41	41
Balance as of January 31, 2025	$69	$4,617	$166	$4,852
The Company holds investments in, or management agreements with, variable interest entities (“VIEs”) which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $476 million and $484 million, as of April 30, 2025 and January 31, 2025, respectively.
Gains (losses) on Strategic Investments, Net
The components of gains (losses) on strategic investments, net were as follows (in millions):

1	Three Months Ended April 30,
	2025	2024
Unrealized gains (losses) recognized on publicly traded equity securities, net	$(16)	$3
Unrealized gains recognized on privately held equity securities, net	7	105
Impairments on privately held equity securities and other investments	(47)	(130)
Unrealized losses, net	(56)	(22)
Realized gains (losses) on sales of securities, net	(7)	59
Gains (losses) on strategic investments, net	$(63)	$37
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $21 million and $116 million and impairments and downward adjustments of $60 million and $139 million for the three months ended April 30, 2025 and 2024, respectively.
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

The following table presents information about the Company’s assets that were measured at fair value as of April 30, 2025 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,589	$0	$1,589
Money market mutual funds	6,509	0	0	6,509
Cash equivalent securities	0	447	0	447
Marketable securities:
Corporate notes and obligations	0	2,782	0	2,782
U.S. treasury securities	0	1,147	0	1,147
Mortgage-backed obligations	0	140	0	140
Asset-backed securities	0	1,232	0	1,232
Municipal securities	0	85	0	85
Commercial paper	0	928	0	928
Covered bonds	0	26	0	26
Other	0	140	0	140
Strategic investments:
Equity securities	53	0	0	53
Total assets	$6,562	$8,516	$0	$15,078
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.4 billion of cash, as of April 30, 2025.
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
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.1 billion of cash, as of January 31, 2025.

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held equity securities and other investments amounted to $4.9 billion and $4.8 billion as of April 30, 2025 and January 31, 2025, respectively.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates.
Total operating lease costs were $147 million and $158 million for the three months ended April 30, 2025 and 2024, respectively. Included in operating lease costs are amounts related to restructuring charges, which are discussed in Note 8 “Restructuring.”
As of April 30, 2025, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining nine months of fiscal 2026	$502	$263
Fiscal 2027	595	265
Fiscal 2028	545	86
Fiscal 2029	458	42
Fiscal 2030	306	25
Thereafter	843	0
Total minimum lease payments	3,249	681
Less: Imputed interest	(315)	(30)
Total	$2,934	$651
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities included approximately $1.8 billion and $2.8 billion of accrued compensation as of April 30, 2025 and January 31, 2025, respectively.

6. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2025	Additions and retirements, net	April 30, 2025	January 31, 2025	Expense and retirements, net	April 30, 2025	January 31, 2025	April 30, 2025	April 30, 2025
Acquired developed technology	$2,958	$0	$2,958	$(1,753)	$(162)	$(1,915)	$1,205	$1,043	0.7
Customer relationships	6,894	0	6,894	(3,820)	(216)	(4,036)	3,074	2,858	3.4
Other (1)	331	0	331	(182)	(17)	(199)	149	132	2.2
Total	$10,183	$0	$10,183	$(5,755)	$(395)	$(6,150)	$4,428	$4,033	2.7
(1) Included in Other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2025 and 2024 was $395 million and $461 million, respectively.
The expected future amortization expense for intangible assets as of April 30, 2025 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2026	$1,134
Fiscal 2027	1,143
Fiscal 2028	742
Fiscal 2029	578
Fiscal 2030	294
Thereafter	142
Total amortization expense	$4,033
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2025	$51,283
Adjustments (1)	(2)
Balance as of April 30, 2025	$51,281
(1) Includes the effect of foreign currency translation and measurement period adjustments from prior period acquisitions.

7. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of April 30, 2025	Carrying Value as of April 30, 2025	Carrying Value as of January 31, 2025
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,496	1,496
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	995	995
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,492	1,491
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,237	1,236
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,979	1,979
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,236
Total carrying value of debt				8,500	8,435	8,433
Less current portion of debt					0	0
Total noncurrent debt					$8,435	$8,433
The Company was in compliance with all debt covenants as of April 30, 2025.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $6.6 billion as of April 30, 2025 and January 31, 2025. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the first quarter of fiscal 2026 and the last day of trading of fiscal 2025, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of April 30, 2025 were as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2026	$0
Fiscal 2027	0
Fiscal 2028	0
Fiscal 2029	2,500
Fiscal 2030	0
Thereafter	6,000
Total principal outstanding	$8,500
Interest expense primarily from the Company’s debt instruments for the three months ended April 30, 2025 and 2024 was $68 million and $69 million, respectively, and is included in other income in the condensed consolidated statements of operations.
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
The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of April 30, 2025.
8. Restructuring
Beginning in fiscal 2023, the Company has undertaken various restructuring initiatives to improve operating margins and continue advancing its ongoing commitment to profitable growth, which have included a reduction of the Company’s workforce and office space reductions within certain markets. The Company continues to evaluate and operationalize future programs to drive further operational efficiencies, optimize its management structure and increase cost optimization efforts to realize long-term sustainable growth. During the three months ended April 30, 2025 and 2024, the Company recognized $36 million and $8 million in restructuring charges, respectively, which was substantially related to workforce reductions that include charges for employee transition, severance payments, employee benefits and stock-based compensation.

9. Stockholders’ Equity
Stock option activity for the three months ended April 30, 2025 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2025	8	$198.89
Exercised	(1)	179.79
Balance as of April 30, 2025	7	$204.09	$527
Vested or expected to vest	7	$203.33	$522
Exercisable as of April 30, 2025	6	$192.81	$441
    Restricted stock activity for the three months ended April 30, 2025 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2025	26	$250.50
Granted - restricted stock units and awards	9	280.81
Granted - performance-based restricted stock units	2	273.56
Canceled	(1)	246.06
Vested and converted to shares	(6)	256.18
Balance as of April 30, 2025	30	$260.00	$8,102
Expected to vest	26		$6,870
The aggregate expected stock-based compensation expense remaining to be recognized as of April 30, 2025 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2026	$2,409
Fiscal 2027	2,435
Fiscal 2028	1,794
Fiscal 2029	869
Fiscal 2030	92
Total stock-based compensation expense	$7,599
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of April 30, 2025 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
Share Repurchase Program
The Company’s Board of Directors (the “Board”) authorized a program to repurchase shares of the Company's common stock (the "Share Repurchase Program"), which commenced in August 2022 and had additional authorizations approved by the Board in February 2023 and February 2024, for an aggregate total authorization of $30.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Company accounts for treasury stock under the cost method.

The Company repurchased the following under its Share Repurchase Program (in millions, except average price per share):

	2025			2024
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	10	$273.42	$2,681	7	$293.00	$2,168
All repurchases were made in open market transactions. As of April 30, 2025, the Company was authorized to purchase a remaining $7.9 billion of its common stock under the Share Repurchase Program.
Dividends
The Company announced the following dividends:

	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Three months ended April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
Three months ended April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2025, the Company reported a tax provision of $433 million on pretax income of $2.0 billion, which resulted in an effective tax rate of 22 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state and local taxes and non-deductible items, partially offset by research and development credits.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Germany, Israel, and India. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. The Company anticipates it is reasonably possible that an insignificant decrease of its unrecognized tax benefits may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

1	Three Months Ended April 30,
	2025	2024
Numerator:
Net income	$1,541	$1,533
Denominator:
Weighted-average shares outstanding for basic net income per share	960	970
Effect of dilutive securities:
Employee stock awards	10	15
Weighted-average shares outstanding for diluted net income per share	970	985
The weighted-average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2025	2024
Employee stock awards	2	5
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August

31, 2022, which was granted on December 13, 2022. On June 1, 2023, the Supreme Court issued a unanimous decision vacating the Ninth Circuit’s decision and remanded for further proceedings. The Ninth Circuit ordered the parties to submit additional briefing in light of the Supreme Court’s decision. On February 10, 2025, the Ninth Circuit issued an opinion reversing the district court’s order and instructing the district court to dismiss the complaint with prejudice. The plaintiff indicated that he intends to file a petition for a writ of certiorari with the U.S. Supreme Court, which is due July 10, 2025. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending resolution of Slack’s petition for a writ of certiorari in the Federal Action. The State Court Action remains stayed pending resolution of the appellate proceedings in the Federal Action. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
Backpage Litigation
The Company has been named as a defendant in a number of state and federal actions relating to the activities of one of its former customers, Website Technologies, LLC (“Website Technologies”), an affiliate of Backpage.com, LLC (“Backpage”). Plaintiffs in these actions generally allege that they were victims of sex trafficking by individuals who advertised them on backpage.com, a website operated by Backpage, and assert various claims and theories premised on the Company’s provision to Website Technologies of Salesforce CRM Software and related products, which the plaintiffs allege facilitated the operation and growth of Backpage’s business. The initial action, filed in the Superior Court of California for the County of San Francisco on behalf of numerous plaintiffs, was dismissed with prejudice under Section 230 of the Communications Decency Act (“Section 230”), and that dismissal was affirmed by the California Court of Appeal in December 2021. In April 2020, an action was filed on behalf of a single plaintiff in the U.S. District Court for the Northern District of Illinois. The district court granted the Company’s motion to dismiss the action, and the Seventh Circuit Court of Appeals reversed that ruling in August 2023. The court has scheduled trial in that matter for June 2026. Beginning in April 2020, five actions involving six plaintiffs were filed and consolidated in the U.S. District Court for the Southern District of Texas as A.B. v. Salesforce, Inc., Case No. 4:20-CV-01254. The Company moved for summary judgment on the basis that the claims were barred by Section 230. In November 2023, the court denied the Company’s motion and in December 2024, the Fifth Circuit Court of Appeals affirmed that ruling. Beginning in May 2023, a number of similar actions have been filed in Texas federal and state courts, including principally: (1) 30 actions filed in the U.S. District Court for the Northern District of Texas, which were consolidated as S.M.A. v. Salesforce, Inc., Case No. 3:23-CV-0915-B (“S.M.A”); (2) 21 actions filed in Texas state court in Dallas County, which were removed by the Company to the Northern District of Texas, and consolidated as A.S. v. Salesforce, Inc., Case No. 3:23-CV-1039-B (“A.S.”); and (3) one action filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as T.S. v. Salesforce, Inc., Case No. 4:23-CV-01792 (“T.S.”). Separately, 19 actions have been filed in Texas state court, which are proceeding in a Texas state court multidistrict litigation in Harris County District Court, captioned In re Jane Doe Cases, MDL 2020-28545. In March 2024, the district court in S.M.A. granted the Company’s consolidated motion to dismiss the complaint on the ground that plaintiffs had not alleged the requisite intent element under the federal trafficking statute, and in April 2024 an amended complaint was filed amending the federal law claim and adding a Texas state law claim. In May 2024, the Company moved to dismiss the amended complaint. In March 2025, the district court granted the motion as to the Texas state law claims and denied the motion as to the federal law claims. The Company has filed a motion for reconsideration of the latter ruling as it relates to 29 of the 30 plaintiffs, and that motion remains pending. In September 2024, the district court in A.S. denied the Company’s motion to dismiss and then scheduled trial for January 2026. In November 2024, the Company moved for judgment on the pleadings in A.S. In May 2025, the district court granted that motion with leave to amend the complaint. In June 2023, the Company moved to dismiss the T.S. action, and that motion remains pending. Plaintiffs’ counsel in these actions have stated that they represent several hundred additional possible claimants. All of the foregoing actions seek unspecified monetary damages, attorneys’ fees, and costs. The Company intends to defend its interests in these proceedings vigorously.

13. Subsequent Events
In May 2025, the Company entered into a definitive agreement to acquire Informatica Inc. (“Informatica”), an AI-powered enterprise cloud data management platform. Under the terms of the agreement, holders of Informatica’s Class A and Class B-1 common stock will receive $25 in cash per share and the Company will acquire all outstanding shares of common stock of Informatica that it does not already own. The transaction represents an equity value of approximately $8 billion, net of the Company’s current investment in Informatica. The agreement also provides for the Company’s assumption of unvested equity awards held by Informatica employees. The Company expects to fund the transaction with a combination of new debt and cash on the Company’s balance sheet.
The transaction is expected to close early in fiscal 2027, subject to the receipt of required regulatory clearances and satisfaction of other customary closing conditions. Stockholders holding in aggregate approximately 63 percent of the voting power of Informatica Class A and Class B-1 common stock have delivered a written consent approving the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, are forward-looking. Words such as “aims,” “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “foresees,” “goals,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “targets” and “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are inherently uncertain and based on management’s current expectations and assumptions, which are subject to risks and uncertainties that are difficult to predict, including those related to the Company’s proposed acquisition of Informatica Inc. and those described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results or outcomes to differ materially from those contained in any forward-looking statements.
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
In addition to our focus on top line growth levers, we are also focused on reducing our operating expenses to improve our operating margin. We have undertaken various restructuring initiatives to improve operating margins and continue advancing our ongoing commitment to profitable growth which included a reduction of our workforce and office space reductions within certain markets. We continue to evaluate and operationalize future programs to drive further operational efficiencies, optimize our management structure and increase cost optimization efforts to realize long-term sustainable growth. We expect to continue to experience improvements in our operating expenses, which could include various restructuring initiatives or measured hiring initiatives to drive operational efficiencies.
Highlights from First Quarter of Fiscal 2026
•Revenue: For the three months ended April 30, 2025, revenue was $9.8 billion, an increase of eight percent year-over-year.
•Income from Operations: For the three months ended April 30, 2025, income from operations was $1.9 billion as compared to $1.7 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 20 percent for the three months ended April 30, 2025 compared to approximately 19 percent in the prior year period.

•Net Income per Share: For the three months ended April 30, 2025, diluted net income per share was $1.59 as compared to diluted net income per share of $1.56 from a year ago.
•Cash: Cash provided by operations for the three months ended April 30, 2025 was $6.5 billion, an increase of 4 percent year-over-year. Total cash, cash equivalents and marketable securities as of April 30, 2025 was $17.4 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of April 30, 2025 was approximately $60.9 billion, an increase of 13 percent year-over-year. Current remaining performance obligation as of April 30, 2025 was approximately $29.6 billion, an increase of 12 percent year-over-year.
•Share Repurchase Program: During the three months ended April 30, 2025, we repurchased approximately 10 million shares of our common stock for approximately $2.7 billion.
•Dividend Program: During the three months ended April 30, 2025, we paid approximately $402 million in dividends and dividend equivalents.
In the first quarter of fiscal 2026, we continued seeing momentum for Data Cloud, Agentforce and other AI service offerings. In general, the buying environment trends seen over the past two fiscal years have stabilized. Unpredictability around economic policies or international trade, including tariffs, could result in consumer and economic uncertainty which may lead to slower growth in new and renewal business, potentially impacting our financial results.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Total revenues in the three months ended April 30, 2025 were minimally impacted by foreign currency fluctuations compared to the three months ended April 30, 2024. Our current remaining performance obligation growth as of April 30, 2025 compared to April 30, 2024 was positively impacted by one percent compared to what would have been reported using constant currency rates. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2026, for example, refer to the fiscal year ending January 31, 2026.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the three months ended April 30, 2025.
Subscription and support revenues primarily include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for the three months ended April 30, 2025.
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

Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. As of April 30, 2025, our attrition rate, excluding Slack self-service, was approximately eight percent.
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
Additionally, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 for further discussion with respect to these policies and estimates.
Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements.
Results of Operations

The following tables set forth selected data for each of the periods indicated (in millions):

1	Three Months Ended April 30,
	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Subscription and support	$9,297	95%	$8,585	94%
Professional services and other	532	5	548	6
Total revenues	9,829	100	9,133	100
Cost of revenues (1)(2):
Subscription and support	1,611	16	1,560	17
Professional services and other	654	7	602	7
Total cost of revenues	2,265	23	2,162	24
Gross profit	7,564	77	6,971	76
Operating expenses (1)(2):
Research and development	1,460	15	1,368	15
Sales and marketing	3,429	35	3,239	35
General and administrative	697	7	647	7
Restructuring	36	0	8	0
Total operating expenses	5,622	57	5,262	57
Income from operations	1,942	20	1,709	19
Gains (losses) on strategic investments, net	(63)	(1)	37	0
Other income	95	1	121	1
Income before provision for income taxes	1,974	20	1,867	20
Provision for income taxes	(433)	(4)	(334)	(3)
Net income	$1,541	16%	$1,533	17%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2025	% of Total Revenues	2024	% of Total Revenues
Cost of revenues	$162	2%	$238	3%
Sales and marketing	233	2	223	2
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended April 30,
	2025	% of Total Revenues	2024	% of Total Revenues
Cost of revenues	$151	1%	$119	1%
Research and development	275	3	260	3
Sales and marketing	285	3	290	3
General and administrative	88	1	81	1
Restructuring	15	0	0	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	April 30, 2025	January 31, 2025
Cash, cash equivalents and marketable securities	$17,408	$14,032
Unearned revenue	17,799	20,743
Remaining performance obligation	60.9	63.4
Principal due on our outstanding debt obligations (1)	8,500	8,500
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended April 30,		Variance
(in millions)	2025	2024	Dollars	Percent
Subscription and support	$9,297	$8,585	$712	8%
Professional services and other	532	548	(16)	(3)
Total revenues	$9,829	$9,133	$696	8%
The increase in subscription and support revenues for the three months ended April 30, 2025 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term software licenses, which are recognized at a point in time, represented approximately seven percent of total subscription and support revenues for the three months ended April 30, 2025 and 2024. Subscription and support revenues accounted for approximately 95 percent and 94 percent of our total revenues for the three months ended April 30, 2025 and 2024, respectively.
The decrease in professional services and other revenues for the three months ended April 30, 2025 was primarily due to less demand for larger, multi-year transformation engagements, which may continue in the near term.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2025	As a % of Total Subscription and Support Revenues	2024	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$2,131	23%	$1,998	23%	7%
Service	2,334	25	2,182	26	7
Platform and Other	1,963	21	1,718	20	14
Marketing and Commerce	1,325	14	1,282	15	3
Integration and Analytics	1,544	17	1,405	16	10
Total	$9,297	100%	$8,585	100%	8%
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

Revenues by Geography

	Three Months Ended April 30,
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Growth Rate
Americas	$6,469	66%	$6,062	66%	7%
Europe	2,337	24	2,145	24	9
Asia Pacific	1,023	10	926	10	10
Total	$9,829	100%	$9,133	100%	8%
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
Cost of Revenues

	Three Months Ended April 30,				Variance Dollars
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues
Subscription and support	$1,611	16%	$1,560	17%	$51
Professional services and other	654	7	602	7	52
Total cost of revenues	$2,265	23%	$2,162	24%	$103
For the three months ended April 30, 2025, the increase in cost of revenues in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and an increase in service delivery expenses partially offset by a decrease in amortization of purchased intangibles. Our cost of revenues headcount increased by three percent during the three months ended April 30, 2025, primarily in lower cost regions. Cost of revenues as a percentage of total revenues during the three months ended April 30, 2025 decreased by one percent from the same period a year ago due to our total revenues growth outpacing our cost of revenues growth, which was primarily attributable to a decrease in the amortization of purchased intangibles.
We intend to continue to invest additional resources in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses, which also includes the use of AI and agents, may cause our cost of revenues as a percentage of revenues to fluctuate over time due to changes in demand for our service offerings.
Operating Expenses

	Three Months Ended April 30,				Variance Dollars
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues
Research and development	$1,460	15%	$1,368	15%	$92
Sales and marketing	3,429	35	3,239	35	190
General and administrative	697	7	647	7	50
Restructuring	36	0	8	0	28
Total operating expenses	$5,622	57%	$5,262	57%	$360
For the three months ended April 30, 2025, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. Research and development expenses as a percentage of total revenues during the three months ended April 30, 2025 was consistent with the same period a year ago. Our research and development headcount increased by ten percent during the three months ended April 30, 2025, primarily in lower cost regions.
We expect that research and development expenses will likely remain consistent as a percentage of revenue over time as we continue to invest in the development of new, and improve existing, technologies, including AI, agents and our Data Cloud service offerings, and the integration of acquired technologies.
For the three months ended April 30, 2025, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and increased advertising expenses. Sales and marketing expenses as a percentage of total revenues during the three months ended April 30, 2025 was consistent with the same period a year ago. Our sales and marketing headcount increased by one percent during the three months ended April 30, 2025, primarily in lower cost regions.
We expect that sales and marketing expenses may decrease as a percentage of revenues over time as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity, which includes the use of AI and agents.
For the three months ended April 30, 2025, the increase in general and administrative expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and professional services expenses. General and administrative expenses as a percentage of total revenues during the three months ended April 30, 2025 was consistent with the same period a year ago. Our general and administrative headcount decreased by one percent during the three months ended April 30, 2025.
We expect that general and administrative expenses may decrease as a percentage of revenues over time as we continue to invest in process efficiency initiatives, which includes the use of AI and agents.
In the three months ended April 30, 2025, approximately $36 million of costs were incurred related to our restructuring initiatives, which was primarily related to employee transitions, severance payments and employee benefits. We do not expect to incur significant additional charges in connection with our restructuring initiatives in the near term.
Other Income and Expenses

	Three Months Ended April 30,		Variance Dollars
(in millions)	2025	2024
Gains (losses) on strategic investments, net	$(63)	$37	$(100)
Other income	95	121	(26)
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments including impairments. Our strategic investment portfolio continues to be affected by challenging market conditions for companies in which we hold private equity, debt or other investments, as well as high public equity market volatility. For the three months ended April 30, 2025, the loss on our strategic investment portfolio was primarily driven by impairments of $47 million and losses on public securities of $16 million. For the three months ended April 30, 2024, the gain on our strategic investment portfolio was primarily driven by unrealized gains on privately held equity investments of $105 million and realized gains on sales of securities of $59 million, partially offset by impairments of $130 million.
Other income primarily consists of interest income on our marketable securities portfolio, which is partially offset by interest expense on our debt as well as our finance leases. Other income decreased in the first quarter of fiscal 2026 primarily due to a decrease in investment income from lower interest rates.
Provision For Income Taxes

	Three Months Ended April 30,		Variance Dollars
(in millions)	2025	2024
Provision for income taxes	$(433)	$(334)	$(99)
Effective tax rate	22%	18%
We recorded a tax provision of $433 million on pretax income of $2.0 billion for the three months ended April 30, 2025. Our effective tax rate increased from a year ago primarily due to lower excess tax benefits from stock-based compensation. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including acquisitions, changes to our operating structure and other macroeconomic factors.
Liquidity and Capital Resources
At April 30, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $17.4 billion and accounts receivable of $4.4 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement (as defined below), which provides the ability to borrow up to $5.0 billion in unsecured financing (the “Credit Facility”) as of April 30, 2025, also serves as a source of liquidity.

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
Cash Flows
For the three months ended April 30, 2025, 2024, and 2023 our cash flows were as follows (in millions):

1	Three Months Ended April 30,
	2025	2024
Net cash provided by operating activities	$6,476	$6,247
Net cash used in investing activities	(1,567)	(2,651)
Net cash used in financing activities	(2,920)	(2,108)
Operating Activities
The net cash provided by operating activities during the three months ended April 30, 2025 was primarily comprised of net income of $1.5 billion, adjusted for non-cash items, including $843 million of depreciation and amortization and $814 million of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during the three months ended April 30, 2025 was further benefited by the changes in accounts receivable, net of $7.6 billion, partially offset by the change in unearned revenue of $2.9 billion and the change in accounts payable and accrued expenses and other liabilities of $1.0 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
The net cash provided by operating activities during the three months ended April 30, 2024 was primarily comprised of net income of $1.5 billion, adjusted for non-cash items, including $879 million of depreciation and amortization and $750 million of stock-based compensation expense. Cash provided by operating activities during the three months ended April 30, 2024 was further benefited by the changes in accounts receivable, net of $7.2 billion, partially offset by the change in unearned revenue of $3.0 billion and the change in accounts payable and accrued expenses and other liabilities of $755 million.
Investing Activities
The net cash used in investing activities during the three months ended April 30, 2025 was primarily related to net outflows from marketable securities activity of $1.2 billion, net outflows from strategic investment activity of $143 million and capital expenditures of $179 million.
The net cash used in investing activities during the three months ended April 30, 2024 was primarily related to net outflows from marketable securities activity of $2.0 billion, net outflows for the acquisition of Spiff of $338 million, net outflows from strategic investment activity of $150 million and capital expenditures of $163 million.
Financing Activities
The net cash used in financing activities during the three months ended April 30, 2025 was primarily related to $2.6 billion used for repurchases of common stock and $402 million related to payments of dividends, partially offset by $294 million of proceeds from equity plans.
Net cash used in financing activities during the three months ended April 30, 2024 consisted primarily of $2.1 billion from repurchases of common stock and $388 million related to payments of dividends, partially offset by $533 million of proceeds from equity plans.
Debt
As of April 30, 2025, we had senior unsecured debt outstanding, with maturities starting in April 2028 and extending through July 2061 with a total carrying value of $8.4 billion. We were in compliance with all debt covenants as of April 30, 2025.

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
The Revolving Loan Credit Agreement provides for a $5.0 billion Credit Facility and matures in October 2029. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of April 30, 2025.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
Our Board of Directors (the “Board”) authorized a program to repurchase shares of the Company's common stock (the "Share Repurchase Program"), which commenced in August 2022 and had additional authorizations approved by the Board in February 2023 and February 2024, for an aggregate total authorization of $30.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares.
We repurchased the following under the Share Repurchase Program (in millions, except average price per share):

	2025			2024
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	10	$273.42	$2,681	7	$293.00	$2,168
All repurchases were made in open market transactions. As of April 30, 2025, we were authorized to purchase a remaining $7.9 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to April 30, 2025, we have incurred approximately $0.5 billion through May 22, 2025 for additional shares under the Share Repurchase Program.
Dividends
We announced the following dividends:

	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Three months ended April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
Three months ended April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
The declaration and payment of future cash dividends is subject to the Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
As of April 30, 2025, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. For more information regarding our lease obligations as of April 30, 2025, see Note 5 “Leases and Other Commitments” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the three months ended April 30, 2025 and in future years, we have made, and expect to continue to make, additional investments in our infrastructure to scale our operations to increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure and with infrastructure service providers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
As of April 30, 2025, we expect approximately $160 million to $190 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

In May 2025, we entered into a definitive agreement to acquire Informatica Inc. (“Informatica”), an AI-powered enterprise cloud data management platform. Under the terms of the agreement, holders of Informatica’s Class A and Class B-1 common stock will receive $25 in cash per share and we will acquire all outstanding shares of common stock of Informatica that it does not already own. The transaction represents an equity value of approximately $8 billion, net of our current investment in Informatica. The agreement also provides for our assumption of unvested equity awards held by Informatica employees. We expect to fund the transaction with a combination of new debt and cash on our balance sheet.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended April 30, 2025 was minimally impacted by fluctuations in foreign currencies compared to the three months ended April 30, 2024. In addition, fluctuations in foreign currencies positively impacted our current remaining performance obligation growth rate as of April 30, 2025 by approximately one percent compared to what we would have reported as of April 30, 2024 using constant currency rates.
Interest Rate Sensitivity
As of April 30, 2025, we had cash, cash equivalents and marketable securities totaling $17.4 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized in our condensed consolidated statements of operations due to changes in interest rates. Gains or losses recognized in our condensed consolidated statements of operations are limited to those related to either the sale of securities prior to maturity or expected credit losses.
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at April 30, 2025 could result in a $64 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2025, we had cash, cash equivalents and marketable securities totaling $14.0 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $61 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of April 30, 2025	Interest Terms	Contractual Interest Rate
Credit Facility	October 2029	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
Any borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% or an adjusted benchmark rate plus a spread of 0.50% to 0.85%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of April 30, 2025, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of April 30, 2025, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $4.9 billion, including four privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 24 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of April 30, 2025 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of April 30, 2025
Publicly held equity securities	$34	$26	$(7)	$53
Privately held equity securities	4,486	1,149	(783)	4,852
Total equity securities	$4,520	$1,175	$(790)	$4,905
Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. These investments are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure of a company, may impact the magnitude by which our investment value moves in relation to changes in the total fair value of that company. For example, our five largest privately held equity securities represent $1.3 billion in total strategic investments as of April 30, 2025. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $86 million. We anticipate future volatility in our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.

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
ITEM 1A. RISK FACTORS
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Quarterly Report. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Other events, factors or uncertainties that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
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
•The evolving landscape related to environmental, social and governance matters.
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
These risks are mitigated, to the extent feasible, by our ability to maintain and improve business and data governance policies and enhance processes and internal security controls, including our ability to escalate and respond to known and potential risks. We can provide no assurances that our security measures, including implemented systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, will provide absolute security or otherwise be effective or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
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
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers’ systems or data, including intellectual property and proprietary, sensitive or other confidential information. We have contractual and other legal obligations to notify relevant stakeholders of security breaches. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of any such incident. A security breach or resulting mandatory disclosure could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability. Further, there can be no assurance that our insurance coverage will be sufficient to cover the financial, legal, business, or reputational losses that may result from a cybersecurity incident or breach of our IT systems. Finally, the prevention, detection and remediation of known or potential security vulnerabilities, including determining whether a cybersecurity incident is notifiable or reportable, may not be straightforward and may result in additional financial burdens due to additional direct and indirect costs to respond to or alleviate problems caused by the actual or perceived security breach, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
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
As we scale our operations, the amount and type of information transferred on our offerings continues to evolve, including as a result of the deployment of AI technologies, and our infrastructure capacity requirements, including network capacity, computing power and energy requirements, may increase as a result. If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our reputation and business. As we add data centers and capacity and continue to move to cloud computing platform providers, we move or transfer our data and our customers’ data from time to time. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
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
•uncertainty regarding changes in trade policies, including trade wars, the threat or imposition of tariffs or other trade restrictions, as well as any retaliatory actions, or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia, and ongoing conflicts, such as the war in Ukraine and the regional conflict in the Middle East;
•perceptions of U.S.-based companies in the regions where we operate or plan to operate;
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
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, broader suites of service offerings and larger marketing budgets, as well as substantially greater financial, technical, personnel and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands and offer more targeted and simplified solutions. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or provide competitive pricing, more flexible contracts or faster implementations. Additionally, as we continue to increasingly build AI into many of our offerings, we face more competition as AI technologies are increasingly integrated into the markets in which we compete. New AI offerings may disrupt workforce needs and negatively impact demand for our offerings, or our competitors may be able to incorporate AI into their offerings more efficiently or successfully than we are able to and achieve greater and faster adoption. Even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our competitors, which could negatively impact our future sales and harm our business.
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
We are exposed to volatility in our operating results due to changes in market prices, observable price changes and impairments of our strategic investments. The measurement of our non-marketable equity securities at fair value is inherently subjective and requires management judgment and estimation. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, geopolitical conflict, volatile public equity markets or unsettled global market conditions.
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
The evolving landscape related to environmental, social and governance matters may expose us to risks that could adversely affect our reputation and performance.
Equality and sustainability are core values of the Company. In furtherance of these values, we have in the past and may in the future establish and disclose quantitative and qualitative statements related to ESG matters, which are subject to numerous risks and dependencies. The proliferation of regulations and guidance addressing climate, human capital and other ESG topics at the regional, state and national levels has required and may continue to require significant effort and resources, and our practices, processes and controls may not ensure compliance with evolving standards. Further, various regulations or guidance may conflict with each other, making universal compliance challenging as a multinational company, and our status as a government contractor in various jurisdictions, including but not limited to the U.S. where we are headquartered, may also result in greater exposure or differentiated obligations or requirements with which we would seek to comply. The standards and frameworks for tracking and reporting on ESG matters continue to evolve, and our use, interpretation or application of such frameworks and standards may change from time to time or differ from those of other companies, which may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies. In addition, our ESG practices and disclosures may not satisfy, appropriately respond to the concerns of or be supported by all investors, customers, partners, regulators, enforcement authorities or other stakeholders (including those in support of and those in opposition to various ESG practices), whose expectations and requirements are evolving and varied. Any violation of, non-compliance with or failure to meet such expectations or requirements, or negative publicity related to our ESG practices or disclosures, could result in harm to our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or service provider, could expose us to increased scrutiny or criticism or to regulatory or enforcement actions or litigation, and could cause us to incur increased costs to address or defend against such actions.
Legal and Regulatory Risks
Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. Such regulatory actions may increase in quantity, complexity and scope in response to heightened geopolitical tensions. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on us as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CCPA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both a covered business and service provider. These laws continue to evolve, including, for example, India’s Digital Personal Data Protection Act 2023, and as various jurisdictions introduce similar proposals, which often include subsequent rules and regulation, we and our customers become subject to additional regulatory burdens. New EU laws, including the DSA, the Data Act and the AI Act, may impose additional rules and restrictions on the use of our products and services.
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
Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could adversely affect our business and operating results. Contracting with federal, state, local and foreign governments or state-owned entities subjects us to various procurement regulations and other requirements relating to these contracts’ formation, administration and performance, and how we engage with government officials. Government contracts may also at times be modified or terminated for convenience. We are from time to time subject to audits, inquiries and investigations relating to our government contracts, which may result in adverse perceptions of our business, reductions in utilization of our services or termination of our contracts without cause and at any time. Additionally, any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business, as well as reputational harm. Additionally, our relationships with certain government entities may result in negative publicity or reputational harm. Furthermore, pressures on and uncertainty regarding the U.S. federal government’s budget and potential changes in budgetary priorities could adversely affect the funding for and purchases of our services by government organizations. The occurrence of any of the foregoing could adversely impact our future sales, costs of doing business and operating results.

We are subject to governmental sanctions and export and import controls that could impair our ability to compete in international markets and may subject us to liability if we are not in full compliance with applicable laws.
Our solutions are subject to trade control laws and regulations where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade control laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, export control and economic sanctions laws and regulations may prohibit or limit the transfer of certain products and services to embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade control laws and regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Sanctions and export and import control regulations in the United States and other countries are subject to change and uncertainty, including as a result of tariff policy changes, rapidly evolving technology, increased government regulation of AI and cloud service solutions, and geopolitical developments such as events affecting relations between the United States and China, multi-jurisdictional sanctions on Russia, the war in Ukraine and regional conflict in the Middle East. Regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including efforts to combat diversion of services to sanctioned countries and parties, several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations.
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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of uncertainty regarding changes in trade policy, including the threat or imposition of tariffs or other trade restrictions, as well as retaliatory actions; ongoing conflicts, such as the war in Ukraine and the regional conflict in the Middle East; the pace of change and innovation in enterprise cloud computing services; the impact of foreign currency exchange rate fluctuations; changing interest rates and inflation; the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from term software license sales; and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. Additionally, if sales through indirect channels or for consumption-based product offerings increase, this may lead to greater difficulty in forecasting revenue and anticipated rate of growth. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. If we are not able to provide continued operating margin expansion, our business could be harmed and the market price of our common stock could decline.
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
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. Such developments, for example, may include the proposed legislation in the United States, certain provisions introduced by the Organization for Economic Co-operation and Development’s proposals, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments’ responses to macroeconomic factors and tax revenue needs may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
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
As of April 30, 2025, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $5.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of April 30, 2025, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

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
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, including the impacts of the war in Ukraine and the regional conflict in the Middle East; financial market conditions; uncertainty regarding changes in trade policies, including trade wars, the threat or imposition of tariffs or other trade restrictions, as well as any retaliatory actions; and increasing costs of operation;
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
•uncertainty regarding changes in trade policies, including trade wars, the threat or imposition of tariffs or other trade restrictions, as well as any retaliatory actions;
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as uncertainty regarding changes in trade policy, including the threat or imposition of tariffs or other trade restrictions and related retaliatory actions, as well as other events beyond our control, such as war in Ukraine and the regional conflict in the Middle East, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; and have reduced and may in the future reduce the value and duration of customer subscription contracts or cause our customers to seek to modify their existing subscription contracts. All of these risks and conditions could materially adversely affect our future sales, attrition rates and operating results.
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
While we seek to mitigate our business risks associated with climate change by establishing appropriate environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, there are inherent climate-related risks where our business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with climate-related events. These events in turn have impacts on inflation risks, the cost and availability of insurance, food security, water security (including for water availability for data center cooling), energy security and on our employees’ health, productivity and well-being. Furthermore, it is more difficult to mitigate the impact of these events on our employees working remotely or at client sites. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of companies we invest in, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In particular, increased energy consumption as a result of AI-related growth, climate-related events, energy market volatility, and power grid disruptions may increase the operational costs related to inputs across our value chain, including for data centers. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely impact the resilience of our business to the impacts of climate-related events.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended April 30, 2025 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2025	2	$319.41	2	$10,034
March 2025	3	279.46	3	9,121
April 2025	5	253.51	5	7,888
Total	10		10
(1)    The Board authorized the Share Repurchase Program, which commenced in August 2022 and had additional authorizations approved by the Board in February 2023 and February 2024, for an aggregate total authorization of $30.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended April 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/10/2024
10.1*	Forms of equity award agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.2*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.3*	Offer Letter, dated February 5, 2025, between the Registrant and Robin Washington		8-K	001-32224	10.1	2/5/2025
10.4*	Amendment to Transition Agreement, dated March 4, 2025, between the Registrant and Amy Weaver		10-K	001-32224	10.26	3/5/2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 28, 2025
Salesforce, Inc.

	By:	/s/ ROBIN L. WASHINGTON
Robin L. Washington
President and Chief Operating and Financial Officer (Principal Financial Officer)

Dated: May 28, 2025
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)