Form 10-Q
period 2025-07-31
Salesforce, Inc.
filed 2025-09-04
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 28, 2025, there were approximately 952 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	July 31, 2025	January 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,365	$8,848
Marketable securities	5,007	5,184
Accounts receivable, net	5,596	11,945
Costs capitalized to obtain revenue contracts, net	1,862	1,971
Prepaid expenses and other current assets	2,501	1,779
Total current assets	25,331	29,727
Property and equipment, net	3,154	3,236
Operating lease right-of-use assets, net	2,028	2,157
Noncurrent costs capitalized to obtain revenue contracts, net	2,266	2,475
Strategic investments	5,085	4,852
Goodwill	51,438	51,283
Intangible assets acquired through business combinations, net	3,669	4,428
Deferred tax assets and other assets, net	4,602	4,770
Total assets	$97,573	$102,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,397	$6,658
Operating lease liabilities, current	580	579
Unearned revenue	16,555	20,743
Total current liabilities	22,532	27,980
Noncurrent debt	8,436	8,433
Noncurrent operating lease liabilities	2,221	2,380
Other noncurrent liabilities	3,056	2,962
Total liabilities	36,245	41,755
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(24,408)	(19,507)
Additional paid-in capital	66,701	64,576
Accumulated other comprehensive income (loss)	47	(266)
Retained earnings	18,987	16,369
Total stockholders’ equity	61,328	61,173
Total liabilities and stockholders’ equity	$97,573	$102,928

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenues:
Subscription and support	$9,690	$8,764	$18,987	$17,349
Professional services and other	546	561	1,078	1,109
Total revenues	10,236	9,325	20,065	18,458
Cost of revenues (1)(2):
Subscription and support	1,645	1,556	3,256	3,116
Professional services and other	597	603	1,251	1,205
Total cost of revenues	2,242	2,159	4,507	4,321
Gross profit	7,994	7,166	15,558	14,137
Operating expenses (1)(2):
Research and development	1,481	1,349	2,941	2,717
Sales and marketing	3,443	3,224	6,872	6,463
General and administrative	734	711	1,431	1,358
Restructuring	4	99	40	107
Total operating expenses	5,662	5,383	11,284	10,645
Income from operations	2,332	1,783	4,274	3,492
Gains (losses) on strategic investments, net	6	(37)	(57)	0
Other income	68	91	163	212
Income before provision for income taxes	2,406	1,837	4,380	3,704
Provision for income taxes	(519)	(408)	(952)	(742)
Net income	$1,887	$1,429	$3,428	$2,962
Basic net income per share	$1.97	$1.48	$3.58	$3.06
Diluted net income per share	$1.96	$1.47	$3.55	$3.03
Shares used in computing basic net income per share	956	964	958	967
Shares used in computing diluted net income per share	962	973	966	979
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenues	$150	$231	$312	$469
Sales and marketing	230	223	463	446
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenues	$126	$132	$277	$251
Research and development	280	276	555	536
Sales and marketing	293	309	578	599
General and administrative	94	91	182	172
Restructuring	0	2	15	2

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income	$1,887	$1,429	$3,428	$2,962
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	180	(4)	290	(27)
Unrealized gains (losses) on marketable securities	(3)	48	28	18
Other comprehensive income (loss), before tax	177	44	318	(9)
Tax effect	0	(10)	(5)	(2)
Other comprehensive income (loss), net	177	34	313	(11)
Comprehensive income	$2,064	$1,463	$3,741	$2,951

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2025	1,056	$1	(94)	$(19,507)	$64,576	$(266)	$16,369	$61,173
Common stock issued	6	0	0	0	97	0	0	97
Common stock repurchased	0	0	(10)	(2,692)	0	0	0	(2,692)
Stock-based compensation	0	0	0	0	817	0	0	817
Other comprehensive income, net of tax	0	0	0	0	0	136	0	136
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(406)	(406)
Net income	0	0	0	0	0	0	1,541	1,541
Balance at April 30, 2025	1,062	$1	(104)	$(22,199)	$65,490	$(130)	$17,504	$60,666
Common stock issued	5	0	0	0	427	0	0	427
Common stock withheld related to net share settlement of equity awards	0	0	0	0	(12)	0	0	(12)
Common stock repurchased	0	0	(8)	(2,209)	0	0	0	(2,209)
Stock-based compensation	0	0	0	0	796	0	0	796
Other comprehensive income, net of tax	0	0	0	0	0	177	0	177
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(404)	(404)
Net income	0	0	0	0	0	0	1,887	1,887
Balance at July 31, 2025	1,067	1	(112)	(24,408)	66,701	47	18,987	61,328

	Three and Six Months Ended July 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2024	1,035	$1	(64)	$(11,692)	$59,841	$(225)	$11,721	$59,646
Common stock issued	7	0	0	0	352	0	0	352
Common stock repurchased	0	0	(7)	(2,168)	0	0	0	(2,168)
Stock-based compensation	0	0	0	0	753	0	0	753
Other comprehensive loss, net of tax	0	0	0	0	0	(45)	0	(45)
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,533	1,533
Balance at April 30, 2024	1,042	$1	(71)	$(13,860)	$60,946	$(270)	$12,866	$59,683
Common stock issued	5	0	0	0	384	0	0	384
Common stock repurchased	0	0	(18)	(4,322)	0	0	0	(4,322)
Stock-based compensation	0	0	0	0	813	0	0	813
Other comprehensive income, net of tax	0	0	0	0	0	34	0	34
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,429	1,429
Balance at July 31, 2024	1,047	1	(89)	(18,182)	62,143	(236)	13,907	57,633

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Operating activities:
Net income	$1,887	$1,429	$3,428	$2,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	817	907	1,660	1,786
Amortization of costs capitalized to obtain revenue contracts, net	544	526	1,089	1,043
Stock-based compensation expense	793	810	1,607	1,560
(Gains) losses on strategic investments, net	(6)	37	57	0
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(1,242)	(1,136)	6,349	6,026
Costs capitalized to obtain revenue contracts, net	(406)	(427)	(771)	(675)
Prepaid expenses and other current assets and other assets	(32)	(477)	(513)	(991)
Accounts payable and accrued expenses and other liabilities	(217)	220	(1,224)	(535)
Operating lease liabilities	(154)	(158)	(278)	(243)
Unearned revenue	(1,244)	(839)	(4,188)	(3,794)
Net cash provided by operating activities	740	892	7,216	7,139
Investing activities:
Business combinations, net of cash acquired	(54)	0	(54)	(338)
Purchases of strategic investments	(174)	(104)	(323)	(307)
Sales of strategic investments	38	52	44	105
Purchases of marketable securities	(1,118)	(550)	(3,204)	(3,802)
Sales of marketable securities	1,179	2,482	1,584	3,098
Maturities of marketable securities	1,429	898	1,865	1,534
Capital expenditures	(135)	(137)	(314)	(300)
Net cash provided by (used in) investing activities	1,165	2,641	(402)	(10)
Financing activities:
Repurchases of common stock	(2,225)	(4,335)	(4,858)	(6,468)
Payments for taxes related to net share settlement of equity awards	(12)	0	(12)	0
Proceeds from employee stock plans	232	202	526	735
Principal payments on financing obligations	(99)	(285)	(278)	(405)
Repayments of debt	0	(1,000)	0	(1,000)
Payments of dividends and dividend equivalents	(399)	(384)	(801)	(772)
Net cash used in financing activities	(2,503)	(5,802)	(5,423)	(7,910)
Effect of exchange rate changes	35	(7)	126	(9)
Net increase (decrease) in cash and cash equivalents	(563)	(2,276)	1,517	(790)
Cash and cash equivalents, beginning of period	10,928	9,958	8,848	8,472
Cash and cash equivalents, end of period	$10,365	$7,682	$10,365	$7,682
(1) Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.
See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$87	$90	$115	$118
Income taxes, net of tax refunds	$891	$823	$990	$917

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2025 and the condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and six months ended July 31, 2025 and 2024, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2025 and its results of operations, including its comprehensive income, stockholders' equity and cash flows for the three and six months ended July 31, 2025 and 2024. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2026.
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
No single customer accounted for ten percent or more of accounts receivable as of July 31, 2025 and January 31, 2025. No single customer accounted for ten percent or more of total revenue during the three and six months ended July 31, 2025 and 2024. As of July 31, 2025 and January 31, 2025, assets located outside the Americas were 15 percent and 17 percent of total assets, respectively. As of July 31, 2025 and January 31, 2025, assets located in the United States were 84 percent and 81 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of July 31, 2025, the Company held three investments, all privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 18 percent of the portfolio in the aggregate. As of January 31, 2025, the Company held four investments, all privately held, with carrying values that were individually greater than five percent of its strategic investments portfolio and represented approximately 24 percent of the portfolio in the aggregate.
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
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and six months ended July 31, 2025 and 2024.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of outstanding foreign currency derivative contracts as of July 31, 2025 and January 31, 2025 was $12.7 billion and $10.7 billion, respectively.
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
The Company has entered into subleases or has made decisions and taken actions to sublease or discontinue use of certain leased assets. Similar to other long-lived assets discussed below, management tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to discontinue use prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Sales	$2,267	$2,071	$4,398	$4,069
Service	2,458	2,257	4,792	4,439
Platform and Other	2,084	1,786	4,047	3,504
Marketing and Commerce	1,365	1,308	2,690	2,590
Integration and Analytics	1,516	1,342	3,060	2,747
	$9,690	$8,764	$18,987	$17,349
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Americas	$6,736	$6,201	$13,205	$12,263
Europe	2,429	2,184	4,766	4,329
Asia Pacific	1,071	940	2,094	1,866
	$10,236	$9,325	$20,065	$18,458
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during the three and six months ended July 31, 2025 and 2024, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2025 and 2024.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $873 million as of July 31, 2025 as compared to $724 million as of January 31, 2025, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Unearned revenue, beginning of period	$17,799	$16,061	$20,743	$19,003
Billings and other (1)	8,992	8,486	15,877	14,677
Revenue recognized over time	(9,684)	(8,852)	(18,895)	(17,423)
Revenue recognized at a point in time	(552)	(473)	(1,170)	(1,035)
Unearned revenue, end of period	$16,555	$15,222	$16,555	$15,222
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2025	$29.4	$30.5	$59.9
As of January 31, 2025	$30.2	$33.2	$63.4

3. Investments
Marketable Securities
At July 31, 2025, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,671	$8	$(6)	$2,673
U.S. treasury securities	527	1	(2)	526
Mortgage-backed obligations	145	0	(4)	141
Asset-backed securities	1,190	3	(1)	1,192
Municipal securities	68	0	0	68
Commercial paper	255	0	0	255
Covered bonds	20	0	(1)	19
Other	133	0	0	133
Total marketable securities	$5,009	$12	$(14)	$5,007
At January 31, 2025, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,574	$6	$(23)	$2,557
U.S. treasury securities	546	0	(4)	542
Mortgage-backed obligations	128	0	(6)	122
Asset-backed securities	1,218	3	(4)	1,217
Municipal securities	108	0	(1)	107
Commercial paper	506	0	0	506
Covered bonds	29	0	(2)	27
Other	106	0	0	106
Total marketable securities	$5,215	$9	$(40)	$5,184
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	July 31, 2025	January 31, 2025
Due within 1 year	$1,527	$2,081
Due in 1 year through 5 years	3,471	3,098
Due in 5 years through 10 years	9	5
	$5,007	$5,184
Interest income from marketable securities was $150 million and $181 million for the three months ended July 31, 2025 and 2024, respectively, and $319 million and $377 million for the six months ended July 31, 2025 and 2024, respectively, and is included in other income in the condensed consolidated statements of operations.
Strategic Investments
Strategic investments by form and measurement category as of July 31, 2025 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$84	$4,775	$181	$5,040
Other investments	0	0	45	45
Balance as of July 31, 2025	$84	$4,775	$226	$5,085

Strategic investments by form and measurement category as of January 31, 2025 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$69	$4,617	$125	$4,811
Other investments	0	0	41	41
Balance as of January 31, 2025	$69	$4,617	$166	$4,852
The Company holds investments in, or management agreements with, variable interest entities (“VIEs”) which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $571 million and $484 million, as of July 31, 2025 and January 31, 2025, respectively.
Gains (losses) on Strategic Investments, Net
The components of gains (losses) on strategic investments, net were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Unrealized gains (losses) recognized on publicly traded equity securities, net	$13	$(22)	$(3)	$(19)
Unrealized gains recognized on privately held equity securities, net	53	44	60	149
Impairments on privately held equity securities and other investments	(86)	(60)	(133)	(190)
Unrealized losses, net	(20)	(38)	(76)	(60)
Realized gains on sales of securities, net	26	1	19	60
Gains (losses) on strategic investments, net	$6	$(37)	$(57)	$0
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $13 million and $44 million and impairments and downward adjustments of $85 million and $51 million for the three months ended July 31, 2025 and 2024, respectively, and upward adjustments of $34 million and $160 million and impairments of $145 million and $190 million for the six months ended July 31, 2025 and 2024, respectively.
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

The following table presents information about the Company’s assets that were measured at fair value as of July 31, 2025 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$2,013	$0	$2,013
Money market mutual funds	5,800	0	0	5,800
Cash equivalent securities	0	274	0	274
Marketable securities:
Corporate notes and obligations	0	2,673	0	2,673
U.S. treasury securities	0	526	0	526
Mortgage-backed obligations	0	141	0	141
Asset-backed securities	0	1,192	0	1,192
Municipal securities	0	68	0	68
Commercial paper	0	255	0	255
Covered bonds	0	19	0	19
Other	0	133	0	133
Strategic investments:
Equity securities	84	0	0	84
Total assets	$5,884	$7,294	$0	$13,178
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.3 billion of cash, as of July 31, 2025.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held equity securities and other investments amounted to $5.0 billion and $4.8 billion as of July 31, 2025 and January 31, 2025, respectively.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates.
Total operating lease costs were $149 million and $193 million for the three months ended July 31, 2025 and 2024, respectively, and were $296 million and $351 million for the six months ended July 31, 2025 and 2024, respectively. Included in operating lease costs are amounts related to restructuring charges, which are discussed in Note 9 “Restructuring.”
As of July 31, 2025, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining six months of fiscal 2026	$333	$170
Fiscal 2027	609	271
Fiscal 2028	557	91
Fiscal 2029	468	45
Fiscal 2030	316	28
Thereafter	867	2
Total minimum lease payments	3,150	607
Less: Imputed interest	(349)	(35)
Total	$2,801	$572
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities included approximately $1.8 billion and $2.8 billion of accrued compensation as of July 31, 2025 and January 31, 2025, respectively.

6. Business Combinations
Pending Acquisition
Informatica Inc.
In May 2025, the Company entered into a definitive agreement to acquire Informatica Inc. (“Informatica”), an AI-powered enterprise cloud data management platform. Under the terms of the agreement, holders of Informatica’s Class A and Class B-1 common stock will receive $25 in cash per share and the Company will acquire all outstanding shares of common stock of Informatica that the Company does not already own. The transaction represents an equity value of approximately $8 billion, net of the Company’s current investment in Informatica. The agreement also provides for the Company’s assumption of unvested equity awards held by Informatica employees. The Company expects to fund the transaction with a combination of new debt and cash on the Company’s balance sheet. See Note 8 “Debt” for further information related to new debt.
The transaction is expected to close in the fourth quarter of fiscal 2026 or early fiscal 2027, subject to the receipt of required regulatory clearances and satisfaction of other customary closing conditions. Stockholders holding in aggregate approximately 63 percent of the voting power of Informatica Class A and Class B-1 common stock have delivered a written consent approving the transaction.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2025	Additions and retirements, net	July 31, 2025	January 31, 2025	Expense and retirements, net	July 31, 2025	January 31, 2025	July 31, 2025	July 31, 2025
Acquired developed technology	$2,958	$16	$2,974	$(1,753)	$(312)	$(2,065)	$1,205	$909	0.5
Customer relationships	6,894	0	6,894	(3,820)	(429)	(4,249)	3,074	2,645	3.2
Other (1)	331	0	331	(182)	(34)	(216)	149	115	1.7
Total	$10,183	$16	$10,199	$(5,755)	$(775)	$(6,530)	$4,428	$3,669	2.5
(1) Included in Other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended July 31, 2025 and 2024 was $380 million and $454 million, respectively, and for the six months ended July 31, 2025 and 2024 was $775 million, and $915 million, respectively.
The expected future amortization expense for intangible assets as of July 31, 2025 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2026	$758
Fiscal 2027	1,148
Fiscal 2028	747
Fiscal 2029	580
Fiscal 2030	294
Thereafter	142
Total amortization expense	$3,669
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2025	$51,283
Acquisitions and adjustments (1)	155
Balance as of July 31, 2025	$51,438
(1) Includes the effect of foreign currency translation and measurement period adjustments from prior period acquisitions.
8. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of July 31, 2025	Carrying Value as of July 31, 2025	Carrying Value as of January 31, 2025
2028 Senior Notes	April 2018	April 2028	3.70%	1,500	1,496	1,496
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	996	995
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,492	1,491
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,237	1,236
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,979	1,979
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,236
Total carrying value of debt				8,500	8,436	8,433
Less current portion of debt					0	0
Total noncurrent debt					$8,436	$8,433
The Company was in compliance with all debt covenants as of July 31, 2025.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $6.7 billion and $6.6 billion as of July 31, 2025 and January 31, 2025, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the second quarter of fiscal 2026 and the last day of trading of fiscal 2025, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of July 31, 2025 were as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2026	$0
Fiscal 2027	0
Fiscal 2028	0
Fiscal 2029	2,500
Fiscal 2030	0
Thereafter	6,000
Total principal outstanding	$8,500
Interest expense, primarily from the Company’s debt instruments, was $67 million and $68 million for the three months ended July 31, 2025 and 2024, respectively, and $135 million and $137 million for the six months ended July 31, 2025 and 2024, respectively, and is included in other income in the condensed consolidated statements of operations.
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
The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of July 31, 2025.
Informatica-Related Financing

In June 2025, the Company entered into a 364-Day Credit Agreement that provides the Company with the ability to borrow up to $4.0 billion and a three-year Credit Agreement that provides the Company with the ability to borrow up to $2.0 billion, both on an unsecured basis, to finance a portion of the cash consideration for the Company’s pending acquisition of Informatica, the repayment of certain debt of Informatica and the payment of fees, costs and expenses related thereto. The availability and funding of each credit agreement is conditioned on the consummation of the acquisition of Informatica in accordance with the terms of the merger agreement and is subject to certain exceptions, qualifications and certain other conditions. There were no outstanding borrowings on the Informatica credit agreements as of July 31, 2025.
For more information regarding the acquisition of Informatica, see Note 6 “Business Combinations.”
9. Restructuring
Beginning in fiscal 2023, the Company has undertaken various restructuring initiatives to improve operating margins and continue advancing its ongoing commitment to profitable growth, which have included a reduction of the Company’s workforce and office space reductions within certain markets. The Company continues to evaluate and operationalize future programs to drive further operational efficiencies, optimize its management structure and increase cost optimization efforts to realize long-term sustainable growth. The Company recognized $4 million and $99 million in restructuring charges during the three months ended July 31, 2025 and 2024, respectively, and $40 million and $107 million during the six months ended July 31, 2025 and 2024, respectively, which were substantially related to workforce reductions that include charges for employee transition, severance payments, employee benefits and stock-based compensation.
10. Stockholders’ Equity
Stock option activity for the six months ended July 31, 2025 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2025	8	$198.89
Exercised	(1)	181.56
Balance as of July 31, 2025	7	$205.08	$696
Vested or expected to vest	7	$204.35	$692
Exercisable as of July 31, 2025	6	$194.65	$598
    Restricted stock activity for the six months ended July 31, 2025 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2025	26	$250.50
Granted - restricted stock units and awards	10	279.96
Granted - performance-based restricted stock units	2	272.68
Canceled	(2)	251.03
Vested and converted to shares	(8)	248.36
Balance as of July 31, 2025	28	$262.84	$7,161
Expected to vest	24		$6,147

The aggregate expected stock-based compensation expense remaining to be recognized as of July 31, 2025 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2026	$1,701
Fiscal 2027	2,514
Fiscal 2028	1,807
Fiscal 2029	905
Fiscal 2030	110
Total stock-based compensation expense	$7,037
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of July 31, 2025 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
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
The Company repurchased the following under its Share Repurchase Program (in millions, except average price per share):

	2025			2024
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30,	10	$273.42	$2,681	7	$293.00	$2,168
Three months ended July 31,	8	$269.96	$2,199	18	$246.14	$4,288
All repurchases were made in open market transactions. As of July 31, 2025, the Company was authorized to purchase a remaining $5.7 billion of its common stock under the Share Repurchase Program.
In September 2025, the Board authorized an additional $20.0 billion in repurchases under the Share Repurchase Program for an aggregate total authorization of $50.0 billion.
Dividends
The Company announced the following dividends:

Quarter Ended	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2026
April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
Fiscal 2025
April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
July 31, 2024	July 9, 2024	July 25, 2024	$0.40	$388

11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2025, the Company reported a tax provision of $952 million on pretax income of $4.4 billion, which resulted in an effective tax rate of 22 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state and local taxes and non-deductible items, partially offset by research and development credits.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to US corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal 2026 and others in the subsequent years. The changes had an immaterial impact to the Company’s tax provision for the period ended July 31, 2025.
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
A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net income	$1,887	$1,429	$3,428	$2,962
Denominator:
Weighted-average shares outstanding for basic net income per share	956	964	958	967
Effect of dilutive securities:
Employee stock awards	6	9	8	12
Weighted-average shares outstanding for diluted net income per share	962	973	966	979
The weighted-average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Employee stock awards	9	13	5	9

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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which was granted on December 13, 2022. On June 1, 2023, the Supreme Court issued a unanimous decision vacating the Ninth Circuit’s decision and remanded for further proceedings. The Ninth Circuit ordered the parties to submit additional briefing in light of the Supreme Court’s decision. On February 10, 2025, the Ninth Circuit issued an opinion reversing the district court’s order and instructing the district court to dismiss the complaint with prejudice. On July 10, 2025, the plaintiff filed a petition for a writ of certiorari with the U.S. Supreme Court. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending resolution of Slack’s petition for a writ of certiorari in the Federal Action. The State Court Action remains stayed pending resolution of the appellate proceedings in the Federal Action. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
Backpage Litigation
The Company has been named as a defendant in a number of state and federal actions relating to the activities of one of its former customers, Website Technologies, LLC (“Website Technologies”), an affiliate of Backpage.com, LLC (“Backpage”). Plaintiffs in these actions generally allege that they were victims of sex trafficking by individuals who advertised them on backpage.com, a website operated by Backpage, and assert various claims and theories premised on the Company’s provision to Website Technologies of Salesforce CRM Software and related products, which the plaintiffs allege facilitated the operation and growth of Backpage’s business. The initial action, filed in the Superior Court of California for the County of San Francisco on behalf of numerous plaintiffs, was dismissed with prejudice under Section 230 of the Communications Decency Act (“Section 230”), and that dismissal was affirmed by the California Court of Appeal in December 2021. In April 2020, an action was filed on behalf of a single plaintiff in the U.S. District Court for the Northern District of Illinois, G.G. v. Salesforce, Inc., Case No. No. 1:20-CV-2335. The district court granted the Company’s motion to dismiss the action, and the Seventh Circuit Court of Appeals reversed that ruling in August 2023. On June 12, 2025, after discovery had commenced, Plaintiff filed a substantially amended complaint. On July 9, 2025, the Company filed a motion to dismiss that complaint. The court has scheduled trial in the Northern District of Illinois matter for June 2026. Beginning in April 2020, five actions involving six plaintiffs were filed and consolidated in the U.S. District Court for the Southern District of Texas as A.B. v. Salesforce, Inc., Case No. 4:20-CV-01254. The Company moved for summary judgment on the basis that the claims were barred by Section 230. In November 2023, the court denied the Company’s motion and in December 2024, the Fifth Circuit Court of Appeals affirmed that ruling. Beginning in May 2023, a number of similar actions have been filed in Texas federal and state courts, including principally: (1) 30 actions filed in the U.S. District Court for the Northern District of Texas, which were consolidated as S.M.A. v. Salesforce, Inc., Case No. 3:23-CV-0915-B (“S.M.A”); (2) 21 actions filed in Texas state court in Dallas County, which were removed by the Company to the Northern District of Texas, and consolidated as A.S. v. Salesforce, Inc., Case No. 3:23-CV-1039-B (“A.S.”); and (3) one action filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as T.S. v. Salesforce, Inc., Case No. 4:23-CV-01792 (“T.S.”). In June 2023, the Company moved to dismiss the T.S. action, and that motion remains pending. Separately, 19 actions have been filed in Texas state court, which are proceeding in a Texas state court multidistrict litigation in Harris County District Court, captioned In re Jane Doe Cases, MDL 2020-28545. In March 2024, the district court in S.M.A. granted the Company’s consolidated motion to dismiss the complaint on the ground that plaintiffs had not alleged the requisite intent element under the federal trafficking statute, and in April 2024 an amended complaint was filed amending the federal law claim and adding a Texas state law claim. In May 2024, the Company moved to dismiss the amended complaint. In March 2025, the district court granted the motion as to the Texas state law claims, dismissed the Texas claims with prejudice, and denied the motion as to the federal law claims. In September 2024, the district court in A.S. denied the Company’s motion to dismiss and then scheduled trial for January 2026. In November 2024, the Company moved for judgment on the pleadings in A.S. In May 2025, the district court granted that motion with leave to amend the complaint. Plaintiffs then filed a consolidated amended complaint, and on June 20, 2025, the Company moved to dismiss that complaint. That motion remains pending. In June 2025, Plaintiff’s counsel in A.S. and S.M.A. filed six new actions in the Northern District of Illinois on behalf of a total of 244 new Plaintiffs. On August 26, 2025, the six new actions were consolidated before the Northern District of Illinois judge who is presiding over the G.G. action. All of the foregoing actions seek unspecified monetary damages, attorneys’ fees, and costs. The Company intends to defend its interests in these proceedings vigorously.
14. Subsequent Events
In August 2025, the Company entered into an agreement to acquire Regrello Corp. (“Regrello”), a developer of an AI-native business process automation solution. Under the terms of the agreement, the Company will acquire Regrello for approximately $900 million in cash, subject to customary purchase price adjustments. The agreement also provides for the Company’s assumption of unvested outstanding equity awards held by Regrello employees. The acquisition is expected to close in the third quarter of fiscal 2026, subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, are forward-looking. Words such as “aims,” “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “foresees,” “goals,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “targets” and “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are inherently uncertain and based on management’s current expectations and assumptions, which are subject to risks and uncertainties that are difficult to predict, including those related to the Company’s pending acquisition of Informatica Inc. and those described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results or outcomes to differ materially from those contained in any forward-looking statements.
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
We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and expanding our industry-specific reach with more vertical software solutions. These growth levers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics drive higher annual revenues and have lower attrition rates than our company average. In addition to these growth levers, our mergers and acquisitions framework has included several acquisitions that accelerate our agentic roadmap, including our recently announced acquisition of Regrello Corp. (“Regrello”). These acquisitions, along with our pending acquisition of Informatica Inc. (“Informatica”), are bringing in key talent and technology to accelerate innovation.
We are also focused on reducing our operating expenses to improve our operating margin. We have undertaken various restructuring initiatives to improve operating margins and continue advancing our ongoing commitment to profitable growth which included a reduction of our workforce and office space reductions within certain markets. We continue to evaluate and operationalize future programs to drive further operational efficiencies, optimize our management structure and increase cost optimization efforts to realize long-term sustainable growth. We expect to continue to experience improvements in our operating expenses as a percentage of revenue, which could include various restructuring initiatives or measured hiring initiatives to drive operational efficiencies.
Highlights from First Six Months of Fiscal 2026
•Revenue: For the six months ended July 31, 2025, revenue was $20.1 billion, an increase of nine percent year-over-year.
•Income from Operations: For the six months ended July 31, 2025, income from operations was $4.3 billion as compared to $3.5 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 22 percent for the six months ended July 31, 2025 compared to approximately 19 percent in the prior year period.
•Net Income per Share: For the six months ended July 31, 2025, diluted net income per share was $3.55 as compared to diluted net income per share of $3.03 from a year ago.
•Cash: Cash provided by operations for the six months ended July 31, 2025 was $7.2 billion, an increase of one percent year-over-year. Total cash, cash equivalents and marketable securities as of July 31, 2025 was $15.4 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of July 31, 2025 was approximately $59.9 billion, an increase of 12 percent year-over-year. Current remaining performance obligation as of July 31, 2025 was approximately $29.4 billion, an increase of 11 percent year-over-year.
•Share Repurchase Program: During the six months ended July 31, 2025, we repurchased approximately 18 million shares of our common stock for approximately $4.9 billion.
•Dividend Program: During the six months ended July 31, 2025, we paid approximately $801 million in dividends and dividend equivalents.
•Pending Informatica Acquisition: During the six months ended July 31, 2025, we announced our pending acquisition of Informatica, an AI-powered enterprise cloud data management platform, which is expected to close in the fourth quarter of fiscal 2026 or early fiscal 2027, subject to the satisfaction of customary closing conditions, including regulatory approvals, for an estimated $8.0 billion, net of the Company’s current investment in Informatica.
Over the first half of fiscal 2026, we continued to see strong momentum in Data Cloud, Agentforce and our broader AI service offerings. As we have a diversified portfolio of products and a customer base across various geographies, segments and industries, demand for our offerings has remained relatively resilient in a changing economic environment.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Total revenues in the six months ended July 31, 2025 were minimally impacted by foreign currency fluctuations compared to the six months ended July 31, 2024. Our current remaining performance obligation growth as of July 31, 2025 compared to July 31, 2024 was positively impacted by one percent compared to what would have been reported using constant currency rates. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2026, for example, refer to the fiscal year ending January 31, 2026.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the six months ended July 31, 2025.
Subscription and support revenues primarily include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for the three and six months ended July 31, 2025.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. As of July 31, 2025, our attrition rate, excluding Slack self-service, was approximately eight percent.
We continue to maintain a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues.
Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Generally, our second or third quarter has historically been our smallest operating cash flow quarter. Unearned revenues, accounts receivable and operating cash flow may also be impacted by acquisitions. For example, operating cash flows may be adversely impacted by acquisitions due to transaction costs, financing costs such as interest expense and lower operating cash flows from the acquired entity.
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
Restructuring
Restructuring consists of charges related to employee transition, severance payments, employee benefits and stock-based compensation as well as impairment charges associated with long-lived assets. Restructuring excludes allocated overhead.
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
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Subscription and support	$9,690	95%	$8,764	94%	$18,987	95%	$17,349	94%
Professional services and other	546	5	561	6	1,078	5	1,109	6
Total revenues	10,236	100	9,325	100	20,065	100	18,458	100
Cost of revenues (1)(2):
Subscription and support	1,645	16	1,556	17	3,256	16	3,116	17
Professional services and other	597	6	603	6	1,251	6	1,205	6
Total cost of revenues	2,242	22	2,159	23	4,507	22	4,321	23
Gross profit	7,994	78	7,166	77	15,558	78	14,137	77
Operating expenses (1)(2):
Research and development	1,481	14	1,349	14	2,941	15	2,717	15
Sales and marketing	3,443	34	3,224	35	6,872	34	6,463	35
General and administrative	734	7	711	8	1,431	7	1,358	7
Restructuring	4	0	99	1	40	0	107	1
Total operating expenses	5,662	55	5,383	58	11,284	56	10,645	58
Income from operations	2,332	23	1,783	19	4,274	22	3,492	19
Gains (losses) on strategic investments, net	6	0	(37)	0	(57)	(1)	0	0
Other income	68	1	91	1	163	1	212	1
Income before provision for income taxes	2,406	24	1,837	20	4,380	22	3,704	20
Provision for income taxes	(519)	(6)	(408)	(5)	(952)	(5)	(742)	(4)
Net income	$1,887	18%	$1,429	15%	$3,428	17%	$2,962	16%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Cost of revenues	$150	2%	$231	3%	$312	2%	$469	3%
Sales and marketing	230	2	223	2	463	2	446	2

(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Cost of revenues	$126	1%	$132	2%	$277	1%	$251	1%
Research and development	280	3	276	3	555	3	536	3
Sales and marketing	293	3	309	3	578	3	599	3
General and administrative	94	1	91	1	182	1	172	1
Restructuring	0	0	2	0	15	0	2	0
The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	July 31, 2025	January 31, 2025
Cash, cash equivalents and marketable securities	$15,372	$14,032
Unearned revenue	16,555	20,743
Remaining performance obligation	59.9	63.4
Principal due on our outstanding debt obligations (1)	8,500	8,500
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended July 31,		Variance
(in millions)	2025	2024	Dollars	Percent
Subscription and support	$9,690	$8,764	$926	11%
Professional services and other	546	561	(15)	(3)
Total revenues	$10,236	$9,325	$911	10%

	Six Months Ended July 31,		Variance
(in millions)	2025	2024	Dollars	Percent
Subscription and support	$18,987	$17,349	$1,638	9%
Professional services and other	1,078	1,109	(31)	(3)
Total revenues	$20,065	$18,458	$1,607	9%
The increase in subscription and support revenues for the three and six months ended July 31, 2025 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term software licenses, which are recognized at a point in time, represented approximately six percent of total subscription and support revenues for the three and six months ended July 31, 2025, and five percent of total subscription and support revenues for the three and six months ended July 31, 2024. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the three and six months ended July 31, 2025 and 94 percent for the three and six months ended July 31, 2024.
The decrease in professional services and other revenues for the three and six months ended July 31, 2025 was primarily due to less demand for larger, multi-year transformation engagements, which may continue in the near term.

Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,
	2025	As a % of Total Subscription and Support Revenues	2024	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$2,267	23%	$2,071	24%	9%
Service	2,458	25	2,257	26	9
Platform and Other	2,084	22	1,786	20	17
Marketing and Commerce	1,365	14	1,308	15	4
Integration and Analytics	1,516	16	1,342	15	13
Total	$9,690	100%	$8,764	100%	11%

	Six Months Ended July 31,
	2025	As a % of Total Subscription and Support Revenues	2024	As a % of Total Subscription and Support Revenues	Growth Rate
Sales	$4,398	23%	$4,069	23%	8%
Service	4,792	25	4,439	26	8
Platform and Other	4,047	22	3,504	20	15
Marketing and Commerce	2,690	14	2,590	15	4
Integration and Analytics	3,060	16	2,747	16	11
Total	$18,987	100%	$17,349	100%	9%
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
Revenues by Geography

	Three Months Ended July 31,
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Growth Rate
Americas	$6,736	66%	$6,201	67%	9%
Europe	2,429	24	2,184	23	11
Asia Pacific	1,071	10	940	10	14
	$10,236	100%	$9,325	100%	10%

	Six Months Ended July 31,
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Growth Rate
Americas	$13,205	66%	$12,263	66%	8%
Europe	4,766	24	4,329	24	10
Asia Pacific	2,094	10	1,866	10	12
	$20,065	100%	$18,458	100%	9%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was primarily due to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. Total revenues were positively impacted by approximately one percent due to fluctuations in foreign currencies during the three months ended July 31, 2025 compared to the three months ended July 31, 2024, and were minimally impacted by foreign currency fluctuations during the six months ended July 31, 2025 compared to the six months ended July 31, 2024.
Cost of Revenues

	Three Months Ended July 31,				Variance
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Dollars
Subscription and support	$1,645	16%	$1,556	17%	$89
Professional services and other	597	6	603	6	(6)
Total cost of revenues	$2,242	22%	$2,159	23%	$83

	Six Months Ended July 31,				Variance
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Dollars
Subscription and support	$3,256	16%	$3,116	17%	$140
Professional services and other	1,251	6	1,205	6	46
Total cost of revenues	$4,507	22%	$4,321	23%	$186
Cost of revenue as a percentage of total revenue during the three and six months ended July 31, 2025 decreased by one percent from the same periods a year ago primarily as a result of a decrease in amortization of intangible assets acquired through business combinations. For the three and six months ended July 31, 2025, the increase in cost of revenues in absolute dollars was primarily due to an increase in service delivery expenses associated with our platform and an increase in employee-related costs, primarily in lower cost regions, partially offset by a decrease in amortization of intangible assets acquired through business combinations.
We intend to continue to invest additional resources in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses, which also includes the use of AI and agents, may cause our cost of revenues as a percentage of revenues to fluctuate over time due to changes in demand for our service offerings.
Operating Expenses

	Three Months Ended July 31,				Variance
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Dollars
Research and development	$1,481	14%	$1,349	14%	$132
Sales and marketing	3,443	34	3,224	35	219
General and administrative	734	7	711	8	23
Restructuring	4	0	99	1	(95)
Total operating expenses	$5,662	55%	$5,383	58%	$279

	Six Months Ended July 31,				Variance
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Dollars
Research and development	$2,941	15%	$2,717	15%	$224
Sales and marketing	6,872	34	6,463	35	409
General and administrative	1,431	7	1,358	7	73
Restructuring	40	0	107	1	(67)
Total operating expenses	$11,284	56%	$10,645	58%	$639
Research and development expenses as a percentage of total revenues during the three and six months ended July 31, 2025 were consistent with the same periods a year ago. For the three and six months ended July 31, 2025, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, primarily in lower cost regions.

We expect that research and development expenses will likely remain consistent as a percentage of revenues over time as we continue to invest in the development of new, and improve existing, technologies, including AI, agents and our Data Cloud service offerings, and the integration of acquired technologies.
Sales and marketing expenses as a percentage of total revenues during the three and six months ended July 31, 2025 decreased by one percent from the same periods a year ago due to a decrease in relative employee-related costs. For the three and six months ended July 31, 2025, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs and an increase in marketing events, which includes our Agentforce World Tours.
We expect that sales and marketing expenses may decrease as a percentage of revenues over time as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity, which includes the use of AI and agents.
General and administrative expenses as a percentage of total revenues during the three months ended July 31, 2025 decreased by one percent from the same period a year ago due to decreased bad debt expenses and were consistent during the six months ended July 31, 2025 compared to the same period a year ago. For the three and six months ended July 31, 2025, the increase in general and administrative expenses in absolute dollars was primarily due to an increase in employee-related costs and professional services expenses, partially offset by a decrease in bad debt expenses.
We expect that general and administrative expenses may decrease as a percentage of revenues over time as we continue to invest in process efficiency initiatives, which includes the use of AI and agents.
In the three and six months ended July 31, 2025, approximately $4 million and $40 million, respectively, of costs were incurred related to our restructuring initiatives, which were primarily related to employee transitions, severance payments and employee benefits.
Other Income and Expense

	Three Months Ended July 31,		Variance
(in millions)	2025	2024	Dollars
Gains (losses) on strategic investments, net	$6	$(37)	$43
Other income	68	91	(23)

	Six Months Ended July 31,		Variance
(in millions)	2025	2024	Dollars
Gains (losses) on strategic investments, net	$(57)	$0	$(57)
Other income	163	212	(49)
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities, impairments and other adjustments. For the three months ended July 31, 2025, our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments of $53 million, realized gains on sales of securities of $26 million and unrealized gains on publicly traded equity securities of $13 million, partially offset by impairments on privately held investments of $86 million. For the six months ended July 31, 2025, our strategic investment portfolio losses were primarily driven by impairments on privately held equity investments of $133 million, partially offset by unrealized gains on privately held equity securities of $60 million and realized gains on sales of securities of $19 million.
Other income primarily consists of investment income, partially offset by interest expense on our debt and finance leases. Interest expense was $67 million and $68 million for the three months ended July 31, 2025 and 2024, respectively, and $135 million and $137 million for the six months ended July 31, 2025 and 2024, respectively.
Provision For Income Taxes

	Three Months Ended July 31,		Variance
(in millions)	2025	2024	Dollars
Provision for income taxes	$(519)	$(408)	$(111)
Effective tax rate	22%	22%

	Six Months Ended July 31,		Variance
(in millions)	2025	2024	Dollars
Provision for income taxes	$(952)	$(742)	$(210)
Effective tax rate	22%	20%

We recorded a tax provision of $519 million and $408 million for the three months ended July 31, 2025 and 2024, respectively, and a tax provision of $952 million and $742 million for the six months ended July 31, 2025 and 2024, respectively. Our year-to-date effective tax rate increased from a year ago primarily due to lower excess tax benefits from stock-based compensation. The effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including, for example, acquisitions, changes to our operating structure, and other macroeconomic factors.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to US corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal 2026 and others in the subsequent years. The changes had an immaterial impact to the Company’s tax provision for the period ended July 31, 2025.
The Company may record additional impacts to its tax provision in the subsequent quarters as it continues to analyze the new law, other factors such as changes from its business operations, financial results and forecasts, and interrelated items including changes to our valuation allowance assessment related to Corporate Alternative Minimum Tax (“CAMT”) credits.
Liquidity and Capital Resources
At July 31, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $15.4 billion and accounts receivable of $5.6 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement (as defined below), which provides the ability to borrow up to $5.0 billion in unsecured financing (the “Credit Facility”) as of July 31, 2025, also serves as a source of liquidity.
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
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments. For example, we entered into certain credit agreements in connection with our pending acquisition of Informatica. See discussion in “Debt” below.
We expect lower cash taxes primarily due to the immediate deduction of domestic research and development expenditures allowed by the OBBBA.
Cash Flows
For the three and six months ended July 31, 2025 and 2024, our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net cash provided by operating activities	$740	$892	$7,216	$7,139
Net cash provided by (used in) investing activities	1,165	2,641	(402)	(10)
Net cash used in financing activities	(2,503)	(5,802)	(5,423)	(7,910)
Operating Activities
The net cash provided by operating activities during the six months ended July 31, 2025 was primarily comprised of net income of $3.4 billion, adjusted for non-cash items, including $1.7 billion of depreciation and amortization and $1.6 billion of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during the six months ended July 31, 2025 was further benefited by the changes in accounts receivable, net of $6.3 billion, partially offset by the change in unearned revenue of $4.2 billion and the change in accounts payable and accrued expenses and other liabilities of $1.2 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
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
Investing Activities
The net cash used in investing activities during the six months ended July 31, 2025 was primarily related to net outflows from strategic investment activity of $279 million and capital expenditures of $314 million, partially offset by net inflows from marketable securities activity of $245 million.
The net cash used in investing activities during the six months ended July 31, 2024 was primarily related to net outflows for the acquisition of Spiff of $338 million, net outflows from strategic investment activity of $202 million and capital expenditures of $300 million, partially offset by net inflows from marketable securities activity of $830 million.
Financing Activities
The net cash used in financing activities during the six months ended July 31, 2025 was primarily related to $4.9 billion used for repurchases of common stock and $801 million related to payments of dividends, partially offset by $526 million of proceeds from equity plans.
Net cash used in financing activities during the six months ended July 31, 2024 consisted primarily of $6.5 billion used for repurchases of common stock, $1.0 billion related to repayments of debt and $772 million related to payments of dividends, partially offset by $735 million of proceeds from equity plans.
Debt
As of July 31, 2025, we had senior unsecured debt outstanding, with maturities starting in April 2028 and extending through July 2061 with a total carrying value of $8.4 billion. We were in compliance with all debt covenants as of July 31, 2025.
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
The Revolving Loan Credit Agreement provides for a $5.0 billion Credit Facility and matures in October 2029. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of July 31, 2025.
In June 2025, we entered into a 364-Day Credit Agreement that provides us with the ability to borrow up to $4.0 billion and a three-year Credit Agreement that provides us with the ability to borrow up to $2.0 billion, both on an unsecured basis, to finance a portion of the cash consideration for the pending acquisition of Informatica, the repayment of certain debt of Informatica and the payment of fees, costs and expenses related thereto (collectively, the “Informatica Credit Agreements”). The availability and funding of each credit agreement is conditioned on the consummation of the acquisition of Informatica in accordance with the terms of the merger agreement and is subject to certain exceptions, qualifications and certain other conditions. There were no outstanding borrowings under the Informatica Credit Agreements as of July 31, 2025.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
Our Board of Directors (the “Board”) authorized a program to repurchase shares of the Company's common stock (the "Share Repurchase Program"), which commenced in August 2022 and had additional authorizations approved by the Board in February 2023 and February 2024, for an aggregate total authorization of $30.0 billion. In September 2025, the Board authorized an additional $20.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $50.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares.

We repurchased the following under the Share Repurchase Program (in millions, except average price per share):

	2025			2024
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	10	$273.42	$2,681	7	$293.00	$2,168
Three months ended July 31	8	$269.96	$2,199	18	$246.14	$4,288
All repurchases were made in open market transactions. As of July 31, 2025, we were authorized to purchase a remaining $5.7 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to July 31, 2025, we have incurred approximately $0.8 billion through August 28, 2025 for additional shares under the Share Repurchase Program.
Dividends
We announced the following dividends:

Quarter Ended	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2026
April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
Fiscal 2025
April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
July 31, 2024	July 9, 2024	July 25, 2024	$0.40	$388
The declaration and payment of future cash dividends is subject to the Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
As of July 31, 2025, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. For more information regarding our lease obligations as of July 31, 2025, see Note 5 “Leases and Other Commitments” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We generally expect to satisfy these commitments with cash on our balance sheet and cash provided by operating activities.
During the six months ended July 31, 2025 and in future years, we have made, and expect to continue to make, additional investments in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure and with infrastructure service providers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
As of July 31, 2025, we expect approximately $30 million to $50 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs such as severance payments. We generally expect to satisfy these commitments with cash on our balance sheet and cash provided by operating activities.
In May 2025, we entered into a definitive agreement to acquire Informatica, an AI-powered enterprise cloud data management platform. Under the terms of the agreement, holders of Informatica’s Class A and Class B-1 common stock will receive $25 in cash per share and we will acquire all outstanding shares of common stock of Informatica that it does not already own. The transaction represents an equity value of approximately $8 billion, net of our current investment in Informatica. The agreement also provides for our assumption of unvested equity awards held by Informatica employees. We expect to fund the transaction with a combination of new debt and cash on our balance sheet.
In July 2025, we committed up to $750 million for a strategic investment in Genesys Cloud Services Topco LLC, which offers a cloud-based AI customer experience platform. We expect to fund this investment in fiscal 2026 with cash on our balance sheet.

Our mergers and acquisitions framework has included several acquisitions that accelerate our agentic roadmap, including our recently announced acquisition of Regrello, a developer of an AI-native business process automation solution. These acquisitions, along with our pending acquisition of Informatica, are bringing in key talent and technology to accelerate innovation. Under the terms of the agreement to acquire Regrello, which was entered into in August 2025, we will acquire the company for approximately $900 million in cash, subject to customary purchase price adjustments. The agreement also provides for our assumption of unvested outstanding equity awards held by Regrello employees. The acquisition is expected to close in the third quarter of fiscal 2026, subject to customary closing conditions.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended July 31, 2025 was positively impacted by approximately one percent due to fluctuations in foreign currencies compared to the three months ended July 31, 2024. In addition, fluctuations in foreign currencies positively impacted our current remaining performance obligation growth rate as of July 31, 2025 by approximately one percent compared to what we would have reported as of July 31, 2024 using constant currency rates.
Interest Rate Sensitivity
As of July 31, 2025, we had cash, cash equivalents and marketable securities totaling $15.4 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at July 31, 2025 could result in a $66 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2025, we had cash, cash equivalents and marketable securities totaling $14.0 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $61 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of July 31, 2025	Interest Terms	Contractual Interest Rate
364-Day Informatica Credit Agreement (1)	N/A (1)	0	Floating	N/A
Three-Year Informatica Credit Agreement (1)	N/A (1)	0	Floating	N/A
Revolving Loan Credit Agreement	October 2029	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
(1) Not currently funded; availability and funding of the Informatica Credit Agreements are conditioned on the consummation of the acquisition of Informatica
Subject to the consummation of the Informatica acquisition, any borrowings under the Informatica Credit Agreements will bear interest at a fluctuating rate per annum equal to, at our option, an alternate base rate or term SOFR rate, in each case, plus an applicable margin calculated based on our credit ratings. We will also pay to the lenders under the Informatica Credit Agreements certain customary fees, including undrawn commitment fees. As of July 31, 2025, there were no outstanding borrowings under the Informatica Credit Agreements.
Any borrowings under our Revolving Loan Credit Agreement bear interest, at our option, at a base rate plus a spread of 0.00% or an adjusted benchmark rate plus a spread of 0.50% to 0.85%, in each case with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of July 31, 2025, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of July 31, 2025, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $5.1 billion, including three privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 18 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of July 31, 2025 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of July 31, 2025
Publicly held equity securities	$46	$40	$(2)	$84
Privately held equity securities	4,619	1,140	(803)	4,956
Total equity securities	$4,665	$1,180	$(805)	$5,040
Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. These investments are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure of a company, may impact the magnitude by which our investment value moves in relation to changes in the total fair value of that company. For example, our five largest privately held equity securities represent $1.3 billion in total strategic investments as of July 31, 2025. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $79 million. We anticipate future volatility in our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
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
(b) Management’s Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. In the second quarter of fiscal 2026, we implemented a new enterprise resource planning system (“ERP”) and in connection with the foregoing, made certain changes to our internal controls over financial reporting related to the associated processes. We will continue to evaluate any further changes, if any, in our internal control over financial reporting during subsequent periods to confirm adequate internal control effectiveness. Except for our ERP implementation and associated processes, our principal executive officer and principal financial officer concluded that there has not been any other material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factor Summary
Operational and Execution Risks
•Any breaches in our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, customers or third-party service partners, or the underlying infrastructure of the Internet that cause unauthorized access to a customer’s data, our data or our IT systems, or the blockage or disablement of authorized access to our services.
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
Operational and Execution Risks
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, customers or third-party service partners, or the underlying infrastructure of the Internet are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, or authorized access is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant reputational harm, legal exposure and liabilities, or a negative financial impact.
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial, health and other personal information. Our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:

•third-party attempts to fraudulently induce our employees or partners to disclose sensitive information to gain access to our customers’ data or IT systems, or our data or our IT systems;
•third party attempts to fraudulently induce our customers to disclose sensitive information to gain access to our customers’ data or IT systems;
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
These risks are mitigated, to the extent feasible, by our ability to maintain and improve business and data governance policies and enhance processes and internal security controls, including our ability to escalate and respond to known and potential risks. We can provide no assurances that our security measures, including implemented systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, will provide absolute security or otherwise be effective or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
•evolving techniques used to breach or sabotage IT systems and infrastructure, including as a result of the increased use of AI technologies by bad actors, which are generally not recognized until launched against a target, and could result in our inability to anticipate or implement adequate measures to prevent such techniques;
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
In the normal course of business, we and our customers are and have been the target of malicious cyberattacks and have experienced other security incidents. Although, to date, we have not identified any security events involving our systems that have had a material financial impact on us, there can be no assurance that future cyberattacks will not be material or significant. Additionally, as our market presence grows, we may face increased risks of cyberattacks or security threats, and as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against.
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
We currently rely on third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries, as well as the many different underlying networks and services that power the Internet, to deliver our products, services and business operations and to operate critical business systems. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of third-party providers we rely on, could result in service interruptions and harm our business. We have from time to time experienced service interruptions and such interruptions may occur in the future. As we increase our reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, our exposure to damage from service interruptions or other performance or quality issues may increase. Service interruptions or other performance or quality issues may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
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
As we scale our operations, the amount and type of information transferred on our offerings continue to evolve, including as a result of the deployment of AI technologies, and our infrastructure capacity requirements, including network capacity, computing power and energy requirements, may increase as a result. Additionally, increased energy consumption, including as a result of AI-related growth, climate-related events, energy market volatility, and power grid disruptions, may increase the operational costs related to inputs across our value chain, including for data centers. If we experience significant strains on our data center capacity, whether due to insufficient infrastructure capacity or for other reasons outside of our control, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses, subject us to litigation and harm our reputation and business. As we add data centers and capacity and continue to move to cloud computing platform providers, we move or transfer our data and our customers’ data from time to time. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
As we acquire companies or technologies, we may not realize the expected business or financial benefits and the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
As part of our business strategy, we periodically acquire complementary businesses, joint ventures, services and technologies and intellectual property rights. We continue to evaluate such opportunities and expect to make such acquisitions in the future, such as the pending acquisition of Informatica announced in May 2025.
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
Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate acquisitions, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions, and which may affect the risks of owning our common stock. If we finance acquisitions by issuing equity or convertible or other debt securities or taking out loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock. For example, in connection with our pending acquisition of Informatica, we entered into a 364-day Credit Agreement for up to $4.0 billion and a three-year Credit Agreement for up to $2.0 billion, both on an unsecured basis. For more information, see Note 8 “Debt” to the consolidated financial statements in Item I of Part 1.
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
We regularly upgrade or replace our various software systems and processes. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted. For example, in the second quarter of fiscal 2026, we implemented a new enterprise resource planning system (“ERP”). Among other things, our ERP is essential to our financial planning, reporting, and compliance programs, and any unforeseen problems with our new ERP or in migrating away from previous systems and processes could harm our ability to manage our business.
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
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and technology services, as well as competition for sales executives, data scientists and operations personnel. We have experienced challenges with significant competition in talent recruitment and retention, particularly for engineers with experience in AI, and may not in the future be successful in recruiting or retaining such talent. We have experienced and expect to continue to experience difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. Additionally, our compensation arrangements and benefits may not always be successful in attracting new employees or retaining and motivating our existing personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. In addition, we may be subject to increased liability exposure and scrutiny for the use of certain technology related to the collection and management of customer data, including the use of cookies. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, statutory damages available through a private right of action for certain data breaches under the CCPA may increase our and our customers’ potential liability and the demands our customers place on us. In addition, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including us, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses (“SCCs”) as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have since adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may continue to be inclined to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers and the cost and complexity of providing our services in certain markets may increase. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. Additionally, recent government actions have increased the perceived risk that our services, particularly in the EU, could be disrupted, suspended, or terminated in response to evolving geopolitical and regulatory developments.
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
Further, countries and states are applying their data and consumer protection laws to AI, and particularly generative AI, and/or are enacting or considering legal frameworks on AI, such as the EU’s AI Act, and the Utah Artificial Intelligence Policy Act, the Colorado Artificial Intelligence Act and the draft CCPA regulations on automated decision-making technology. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.
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
Due to the unpredictability of future general economic and financial market conditions, including from the global economic impact of uncertainty regarding changes in trade policy, including the threat or imposition of tariffs or other trade restrictions, as well as retaliatory actions; ongoing conflicts, such as the war in Ukraine and the regional conflict in the Middle East; the pace of change and innovation in enterprise cloud computing services; the impact of foreign currency exchange rate fluctuations; changing interest rates and inflation; the growing complexity of our business, including the use of multiple pricing and packaging models and fluctuations to the amount of revenue from term software license sales; and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. Additionally, if sales through indirect channels or for consumption-based product offerings increase, this may lead to greater difficulty in forecasting revenue and anticipated rate of growth. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. If we are not able to provide continued operating margin expansion, our business could be harmed and the market price of our common stock could decline.
Unanticipated changes in our effective tax rate and additional tax liabilities and global tax developments may impact our financial results.
We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in the tax effects of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. For example, as a result of the recently enacted One Big Beautiful Bill Act (the “OBBBA”), we expect to be subject to Corporate Alternative Minimum Tax (“CAMT”). While certain changes brought forth by the OBBBA, notably, the immediate deduction of domestic research and development expenditures favorably impact our cash flows from operating activities, our tax provision may be adversely impacted to the extent additional clarification or interpretive guidance related to the OBBBA is released, or if there are changes to our valuation allowance assessment related to CAMT credits.
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
Global tax developments may have a material impact to our business, cash flows, or financial results. For example, heightened interest in multinationals participating in the digital economy led many countries to adopt Pillar Two, a 15% corporate minimum tax proposed by the Organization for Economic Cooperation and Development (“OECD”). However, in response to trade negotiations with the United States, the Group of Seven (“G7”) countries proposed to exempt US multinationals from Pillar Two by adopting a “side-by-side” system between Pillar Two and the existing US global minimum tax provisions. These ongoing negotiations and governments’ responses may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
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
As of July 31, 2025, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $5.0 billion Credit Facility. Although there were no outstanding borrowings under the Credit Facility as of July 31, 2025, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.
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
The indentures governing our Senior Notes and the Revolving Loan Credit Agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on our balance sheet such that we would not have those funds available for use in our business.
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
•expenses related to our real estate or changes in the nature or extent of our use of existing real estate, including our office leases and data centers;
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
While we seek to mitigate our business risks associated with climate change by establishing appropriate environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, there are inherent climate-related risks where our business is conducted. In particular, increased energy consumption, including as a result of AI-related growth, climate-related events, energy market volatility, and power grid disruptions, may increase the operational costs related to inputs across our value chain, including for data centers. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with climate-related events. These events in turn have impacts on inflation risks, the cost and availability of insurance, food security, water security (including for water availability for data center cooling), energy security and on our employees’ health, productivity and well-being. Furthermore, it is more difficult to mitigate the impact of these events on our employees working remotely or at client sites. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of companies we invest in, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely impact the resilience of our business to the impacts of climate-related events.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In connection with the Company’s acquisition of Convergence Labs Ltd. (“Convergence”), on June 11, 2025, the Company issued 57,276 shares of its common stock to certain former stockholders of Convergence that will vest over time. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.
Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended July 31, 2025 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2025	2	$279.48	2	$7,193
June 2025	3	266.22	3	6,479
July 2025	3	265.37	3	5,689
Total	8		8
(1)    The Board authorized the Share Repurchase Program, which commenced in August 2022 and had additional authorizations approved by the Board in February 2023 and February 2024, for an aggregate total authorization of $30.0 billion. In September 2025, the Board authorized an additional $20.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $50.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/10/2024
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/9/2025
10.2*	Consulting Agreement, dated May 2, 2025, between the Registrant and Brian Millham	X
10.3*+	Aircraft Time Sharing Agreement, dated July 21, 2025, between the Registrant and Marc Benioff	X
10.4	364-Day Credit Agreement, dated as of June 20, 2025, by and among the Registrant, the lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	001-32224	10.1	6/24/2025
10.5	Three-Year Credit Agreement, dated as of June 20, 2025, by and among the Registrant, the lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	001-32224	10.2	6/24/2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Operating and Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Operating and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 3, 2025
Salesforce, Inc.

	By:	/s/ ROBIN WASHINGTON
Robin Washington
President and Chief Operating and Financial Officer (Principal Financial Officer)

Dated: September 3, 2025
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)