Form 10-Q
period 2025-10-31
Salesforce, Inc.
filed 2025-12-04
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 28, 2025, there were approximately 937 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	October 31, 2025	January 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,978	$8,848
Marketable securities	2,345	5,184
Accounts receivable, net	5,474	11,945
Costs capitalized to obtain revenue contracts, net	1,835	1,971
Prepaid expenses and other current assets	2,431	1,779
Total current assets	21,063	29,727
Property and equipment, net	3,147	3,236
Operating lease right-of-use assets, net	1,949	2,157
Noncurrent costs capitalized to obtain revenue contracts, net	2,293	2,475
Strategic investments	6,410	4,852
Goodwill	52,457	51,283
Intangible assets acquired through business combinations, net	3,491	4,428
Deferred tax assets and other assets, net	4,334	4,770
Total assets	$95,144	$102,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$5,850	$6,658
Operating lease liabilities, current	564	579
Unearned revenue	14,996	20,743
Total current liabilities	21,410	27,980
Noncurrent debt	8,438	8,433
Noncurrent operating lease liabilities	2,137	2,380
Other noncurrent liabilities	3,138	2,962
Total liabilities	35,123	41,755
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(28,255)	(19,507)
Additional paid-in capital	67,448	64,576
Accumulated other comprehensive income (loss)	154	(266)
Retained earnings	20,673	16,369
Total stockholders’ equity	60,021	61,173
Total liabilities and stockholders’ equity	$95,144	$102,928

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenues:
Subscription and support	$9,726	$8,879	$28,713	$26,228
Professional services and other	533	565	1,611	1,674
Total revenues	10,259	9,444	30,324	27,902
Cost of revenues (1)(2):
Subscription and support	1,665	1,501	4,921	4,617
Professional services and other	590	604	1,841	1,809
Total cost of revenues	2,255	2,105	6,762	6,426
Gross profit	8,004	7,339	23,562	21,476
Operating expenses (1)(2):
Research and development	1,433	1,356	4,374	4,073
Sales and marketing	3,456	3,323	10,328	9,786
General and administrative	667	711	2,098	2,069
Restructuring	260	56	300	163
Total operating expenses	5,816	5,446	17,100	16,091
Income from operations	2,188	1,893	6,462	5,385
Gains (losses) on strategic investments, net	263	(217)	206	(217)
Other income	61	70	224	282
Income before provision for income taxes	2,512	1,746	6,892	5,450
Provision for income taxes	(426)	(219)	(1,378)	(961)
Net income	$2,086	$1,527	$5,514	$4,489
Basic net income per share	$2.20	$1.60	$5.77	$4.66
Diluted net income per share	$2.19	$1.58	$5.73	$4.60
Shares used in computing basic net income per share	948	956	955	963
Shares used in computing diluted net income per share	952	965	962	975
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenues	$156	$131	$468	$600
Sales and marketing	230	223	693	669
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenues	$129	$135	$406	$386
Research and development	271	278	826	814
Sales and marketing	296	312	874	911
General and administrative	109	95	291	267
Restructuring	14	0	29	2

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$2,086	$1,527	$5,514	$4,489
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation and other gains (losses)	94	4	384	(23)
Unrealized gains on marketable securities	16	9	44	27
Other comprehensive income, before tax	110	13	428	4
Tax effect	(3)	(2)	(8)	(4)
Other comprehensive income, net	107	11	420	0
Comprehensive income	$2,193	$1,538	$5,934	$4,489

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine Months Ended October 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2025	1,056	$1	(94)	$(19,507)	$64,576	$(266)	$16,369	$61,173
Common stock issued	6	0	0	0	97	0	0	97
Common stock repurchased	0	0	(10)	(2,692)	0	0	0	(2,692)
Stock-based compensation	0	0	0	0	817	0	0	817
Other comprehensive income, net of tax	0	0	0	0	0	136	0	136
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(406)	(406)
Net income	0	0	0	0	0	0	1,541	1,541
Balance at April 30, 2025	1,062	$1	(104)	$(22,199)	$65,490	$(130)	$17,504	$60,666
Common stock issued	5	0	0	0	427	0	0	427
Common stock withheld related to net share settlement of equity awards	0	0	0	0	(12)	0	0	(12)
Common stock repurchased	0	0	(8)	(2,209)	0	0	0	(2,209)
Stock-based compensation	0	0	0	0	796	0	0	796
Other comprehensive income, net of tax	0	0	0	0	0	177	0	177
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(404)	(404)
Net income	0	0	0	0	0	0	1,887	1,887
Balance at July 31, 2025	1,067	1	(112)	(24,408)	66,701	47	18,987	61,328
Common stock issued	2	0	0	0	52	0	0	52
Common stock withheld related to net share settlement of equity awards	0	0	0	0	(127)	0	0	(127)
Common stock repurchased	0	0	(15)	(3,847)	0	0	0	(3,847)
Stock-based compensation	0	0	0	0	822	0	0	822
Other comprehensive income, net of tax	0	0	0	0	0	107	0	107
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(400)	(400)
Net income	0	0	0	0	0	0	2,086	2,086
Balance at October 31, 2025	1,069	$1	(127)	$(28,255)	$67,448	$154	$20,673	$60,021

	Three and Nine Months Ended October 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2024	1,035	$1	(64)	$(11,692)	$59,841	$(225)	$11,721	$59,646
Common stock issued	7	0	0	0	352	0	0	352
Common stock repurchased	0	0	(7)	(2,168)	0	0	0	(2,168)
Stock-based compensation	0	0	0	0	753	0	0	753
Other comprehensive loss, net of tax	0	0	0	0	0	(45)	0	(45)
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,533	1,533
Balance at April 30, 2024	1,042	$1	(71)	$(13,860)	$60,946	$(270)	$12,866	$59,683
Common stock issued	5	0	0	0	384	0	0	384
Common stock repurchased	0	0	(18)	(4,322)	0	0	0	(4,322)
Stock-based compensation	0	0	0	0	813	0	0	813
Other comprehensive income, net of tax	0	0	0	0	0	34	0	34
Cash dividends declared	0	0	0	0	0	0	(388)	(388)
Net income	0	0	0	0	0	0	1,429	1,429
Balance at July 31, 2024	1,047	1	(89)	(18,182)	62,143	(236)	13,907	57,633
Common stock issued	3	0	0	0	148	0	0	148
Common stock repurchased	0	0	(5)	(1,232)	0	0	0	(1,232)
Stock-based compensation	0	0	0	0	823	0	0	823
Other comprehensive income, net of tax	0	0	0	0	0	11	0	11
Cash dividends declared	0	0	0	0	0	0	(385)	(385)
Net income	0	0	0	0	0	0	1,527	1,527
Balance at October 31, 2024	1,050	$1	(94)	$(19,414)	$63,114	$(225)	$15,049	$58,525

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Operating activities:
Net income	$2,086	$1,527	$5,514	$4,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	851	814	2,511	2,600
Amortization of costs capitalized to obtain revenue contracts, net	548	525	1,637	1,568
Stock-based compensation expense	819	820	2,426	2,380
(Gains) losses on strategic investments, net	(263)	217	(206)	217
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	123	655	6,472	6,681
Costs capitalized to obtain revenue contracts, net	(548)	(430)	(1,319)	(1,105)
Prepaid expenses and other current assets and other assets	396	(272)	(117)	(1,263)
Accounts payable and accrued expenses and other liabilities	0	32	(1,224)	(503)
Operating lease liabilities	(137)	(144)	(415)	(387)
Unearned revenue	(1,559)	(1,761)	(5,747)	(5,555)
Net cash provided by operating activities	2,316	1,983	9,532	9,122
Investing activities:
Business combinations, net of cash acquired	(978)	(179)	(1,032)	(517)
Purchases of strategic investments	(1,123)	(67)	(1,446)	(374)
Sales of strategic investments	68	13	112	118
Purchases of marketable securities	(366)	(1,239)	(3,570)	(5,041)
Sales of marketable securities	2,605	554	4,189	3,652
Maturities of marketable securities	452	905	2,317	2,439
Capital expenditures	(139)	(204)	(453)	(504)
Net cash provided by (used in) investing activities	519	(217)	117	(227)
Financing activities:
Repurchases of common stock	(3,801)	(1,285)	(8,659)	(7,753)
Payments for taxes related to net share settlement of equity awards	(127)	0	(139)	0
Proceeds from employee stock plans	239	321	765	1,056
Principal payments on financing obligations	(160)	(100)	(438)	(505)
Repayments of debt	0	0	0	(1,000)
Payments of dividends and dividend equivalents	(395)	(382)	(1,196)	(1,154)
Net cash used in financing activities	(4,244)	(1,446)	(9,667)	(9,356)
Effect of exchange rate changes	22	(5)	148	(14)
Net increase (decrease) in cash and cash equivalents	(1,387)	315	130	(475)
Cash and cash equivalents, beginning of period	10,365	7,682	8,848	8,472
Cash and cash equivalents, end of period	$8,978	$7,997	$8,978	$7,997
(1) Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.
See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$28	$28	$143	$146
Income taxes, net of tax refunds	$133	$471	$1,123	$1,388

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of October 31, 2025 and the condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and nine months ended October 31, 2025 and 2024, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2025 and its results of operations, including its comprehensive income, stockholders' equity and cash flows for the three and nine months ended October 31, 2025 and 2024. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2026.
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
No single customer accounted for ten percent or more of accounts receivable as of October 31, 2025 and January 31, 2025. No single customer accounted for ten percent or more of total revenue during the three and nine months ended October 31, 2025 and 2024. As of October 31, 2025 and January 31, 2025, assets located outside the Americas were 15 percent and 17 percent of total assets, respectively. As of October 31, 2025 and January 31, 2025, assets located in the United States were 84 percent and 81 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of October 31, 2025, the Company held three investments, all privately held, with carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 32 percent of the portfolio in the aggregate. As of January 31, 2025, the Company held four investments, all privately held, with carrying values that were individually greater than five percent of its strategic investments portfolio and represented approximately 24 percent of the portfolio in the aggregate.
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

Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining revenue contracts related to noncancellable Cloud Services subscription, ongoing Cloud Services support and license support and updates. For contracts with term software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include other incentive-based compensation such as non-direct sales force payouts, renewal commissions, and associated payroll and benefit costs, and success fees paid to partners.

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
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and nine months ended October 31, 2025 and 2024.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of outstanding foreign currency derivative contracts as of October 31, 2025 and January 31, 2025 was $13.3 billion and $10.7 billion, respectively.
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
New Accounting Pronouncements Pending Adoption
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis. The Company is evaluating the effect that ASU 2023-09 will have on its financial statement disclosures.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which provides targeted improvements to the accounting for internal-use software costs by replacing the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the effect that ASU 2025-06 will have on its financial statement disclosures.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings (1)
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Agentforce Sales	$2,297	$2,119	$6,695	$6,188
Agentforce Service	2,495	2,288	7,287	6,727
Agentforce 360 Platform, Slack and Other	2,180	1,825	6,227	5,329
Agentforce Marketing and Agentforce Commerce	1,361	1,334	4,051	3,924
Agentforce Integration and Agentforce Analytics	1,393	1,313	4,453	4,060
	$9,726	$8,879	$28,713	$26,228
(1) In the third quarter of fiscal 2026, the Company renamed its service offerings to reference Agentforce. There were no changes in the allocation of revenue between these service offerings coming from this change.

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Americas	$6,703	$6,220	$19,908	$18,483
Europe	2,470	2,228	7,236	6,557
Asia Pacific	1,086	996	3,180	2,862
	$10,259	$9,444	$30,324	$27,902
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during the three and nine months ended October 31, 2025 and 2024, respectively. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2025 and 2024.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $976 million as of October 31, 2025 as compared to $724 million as of January 31, 2025, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Unearned revenue, beginning of period	$16,555	$15,222	$20,743	$19,003
Billings and other (1)	8,700	7,694	24,577	22,371
Revenue recognized over time	(9,833)	(9,023)	(28,727)	(26,446)
Revenue recognized at a point in time	(426)	(421)	(1,597)	(1,456)
Unearned revenue, end of period	$14,996	$13,472	$14,996	$13,472
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

The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2025	$29.4	$30.1	$59.5
As of January 31, 2025	$30.2	$33.2	$63.4
3. Investments
Marketable Securities
As of October 31, 2025, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,431	$10	$0	$1,441
U.S. treasury securities	168	2	0	170
Mortgage-backed obligations	33	0	(1)	32
Asset-backed securities	642	3	0	645
Municipal securities	26	0	0	26
Commercial paper	18	0	0	18
Covered bonds	1	0	0	1
Other	12	0	0	12
Total marketable securities	$2,331	$15	$(1)	$2,345
As of January 31, 2025, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,574	$6	$(23)	$2,557
U.S. treasury securities	546	0	(4)	542
Mortgage-backed obligations	128	0	(6)	122
Asset-backed securities	1,218	3	(4)	1,217
Municipal securities	108	0	(1)	107
Commercial paper	506	0	0	506
Covered bonds	29	0	(2)	27
Other	106	0	0	106
Total marketable securities	$5,215	$9	$(40)	$5,184
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	October 31, 2025	January 31, 2025
Due within 1 year	$462	$2,081
Due in 1 year through 5 years	1,882	3,098
Due in 5 years through 10 years	1	5
	$2,345	$5,184
Interest income from marketable securities was $139 million and $145 million for the three months ended October 31, 2025 and 2024, respectively, and $457 million and $522 million for the nine months ended October 31, 2025 and 2024, respectively, and is included in other income in the condensed consolidated statements of operations.

Strategic Investments
Strategic investments by form and measurement category as of October 31, 2025 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$68	$6,120	$178	$6,366
Other investments	0	0	44	44
Balance as of October 31, 2025	$68	$6,120	$222	$6,410
Strategic investments by form and measurement category as of January 31, 2025 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$69	$4,617	$125	$4,811
Other investments	0	0	41	41
Balance as of January 31, 2025	$69	$4,617	$166	$4,852
The Company holds investments in, or management agreements with, variable interest entities (“VIEs”) which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $281 million and $484 million, as of October 31, 2025 and January 31, 2025, respectively.
Gains (losses) on Strategic Investments, Net
The components of gains (losses) on strategic investments, net were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Unrealized gains (losses) recognized on publicly traded equity securities, net	$0	$8	$(3)	$(11)
Unrealized gains recognized on privately held equity securities, net	428	18	488	167
Impairments on privately held equity securities and other investments	(169)	(242)	(302)	(432)
Unrealized gains (losses), net	259	(216)	183	(276)
Realized gains (losses) on sales of securities, net	4	(1)	23	59
Gains (losses) on strategic investments, net	$263	$(217)	$206	$(217)
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $456 million and $22 million and impairments and downward adjustments of $190 million and $245 million for the three months ended October 31, 2025 and 2024, respectively, and upward adjustments of $490 million and $182 million and impairments and downward adjustments of $335 million and $435 million for the nine months ended October 31, 2025 and 2024, respectively.
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
The following table presents information about the Company’s assets that were measured at fair value as of October 31, 2025 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,780	$0	$1,780
Money market mutual funds	5,592	0	0	5,592
Cash equivalent securities	0	40	0	40
Marketable securities:
Corporate notes and obligations	0	1,441	0	1,441
U.S. treasury securities	0	170	0	170
Mortgage-backed obligations	0	32	0	32
Asset-backed securities	0	645	0	645
Municipal securities	0	26	0	26
Commercial paper	0	18	0	18
Covered bonds	0	1	0	1
Other	0	12	0	12
Strategic investments:
Equity securities	68	0	0	68
Total assets	$5,660	$4,165	$0	$9,825
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $1.6 billion of cash, as of October 31, 2025.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held equity securities and other investments amounted to $6.3 billion and $4.8 billion as of October 31, 2025 and January 31, 2025, respectively.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates.
Total operating lease costs were $163 million and $162 million for the three months ended October 31, 2025 and 2024, respectively, and were $459 million and $513 million for the nine months ended October 31, 2025 and 2024, respectively. Included in operating lease costs are amounts related to restructuring charges, which are discussed in Note 9 “Restructuring.”
As of October 31, 2025, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining three months of fiscal 2026	$156	$76
Fiscal 2027	616	270
Fiscal 2028	568	94
Fiscal 2029	476	50
Fiscal 2030	324	33
Thereafter	872	4
Total minimum lease payments	3,012	527
Less: Imputed interest	(310)	(31)
Total	$2,702	$496
The total lease commitment balance, including leases not yet commenced, is $4.4 billion, of which approximately $3.9 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities included approximately $2.2 billion and $2.8 billion of accrued compensation as of October 31, 2025 and January 31, 2025, respectively.

6. Business Combinations
Regrello Corp.
In October 2025, the Company acquired all of the outstanding stock of Regrello Corp. (“Regrello”), the developer of an AI-native business process automation solution. The acquisition date fair value of the consideration transferred for Regrello was $818 million, which consisted primarily of $815 million in cash. The Company recorded $704 million of goodwill in its condensed consolidated balance sheets which is primarily attributed to Regrello’s assembled workforce and expanded market opportunities. The goodwill associated with the acquisition of Regrello has no tax basis and is not deductible for U.S. income tax purposes. The Company also recorded approximately $140 million of intangible assets in its condensed consolidated balance sheets for developed technology with a useful life of four years. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of Regrello, which were not material, in its consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2025	Additions and retirements, net	October 31, 2025	January 31, 2025	Expense and retirements, net	October 31, 2025	January 31, 2025	October 31, 2025	October 31, 2025
Acquired developed technology	$2,958	$224	$3,182	$(1,753)	$(467)	$(2,220)	$1,205	$962	1.0
Customer relationships	6,894	0	6,894	(3,820)	(643)	(4,463)	3,074	2,431	3.0
Other (1)	331	0	331	(182)	(51)	(233)	149	98	1.5
Total	$10,183	$224	$10,407	$(5,755)	$(1,161)	$(6,916)	$4,428	$3,491	2.4
(1) Included in Other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended October 31, 2025 and 2024 was $386 million and $354 million, respectively, and for the nine months ended October 31, 2025 and 2024 was $1.2 billion, and $1.3 billion, respectively.
The expected future amortization expense for intangible assets as of October 31, 2025 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2026	$393
Fiscal 2027	1,205
Fiscal 2028	805
Fiscal 2029	628
Fiscal 2030	318
Thereafter	142
Total amortization expense	$3,491
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2025	$51,283
Acquisition of Regrello	704
Other acquisitions and adjustments (1)	470
Balance as of October 31, 2025	$52,457
(1) Includes the effect of foreign currency translation and measurement period adjustments from prior period acquisitions.
8. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of October 31, 2025	Carrying Value as of October 31, 2025	Carrying Value as of January 31, 2025
2028 Senior Notes	April 2018	April 2028	3.70%	1,500	1,497	1,496
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	996	995
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,493	1,491
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,237	1,236
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,979	1,979
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,236
Total carrying value of debt				8,500	8,438	8,433
Less current portion of debt					0	0
Total noncurrent debt					$8,438	$8,433
The Company was in compliance with all debt covenants as of October 31, 2025.
The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $6.8 billion and $6.6 billion as of October 31, 2025 and January 31, 2025, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the third quarter of fiscal 2026 and the last day of trading of fiscal 2025, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of October 31, 2025 were as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2026	$0
Fiscal 2027	0
Fiscal 2028	0
Fiscal 2029	2,500
Fiscal 2030	0
Thereafter	6,000
Total principal outstanding	$8,500
Interest expense, primarily from the Company’s debt instruments, was $67 million for the three months ended October 31, 2025 and 2024, respectively, and $202 million and $204 million for the nine months ended October 31, 2025 and 2024, respectively, and is included in other income in the condensed consolidated statements of operations.
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
The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of October 31, 2025.

Informatica-Related Financing
In June 2025, the Company entered into a 364-Day Credit Agreement that provides the Company with the ability to borrow up to $4.0 billion and a three-year Credit Agreement that provides the Company with the ability to borrow up to $2.0 billion, both on an unsecured basis, to finance a portion of the cash consideration for the Company’s acquisition of Informatica Inc. (“Informatica”), the repayment of certain debt of Informatica and the payment of fees, costs and expenses related thereto (collectively, the “Informatica Credit Agreements”). The availability and funding of each credit agreement is conditioned on the consummation of the acquisition of Informatica in accordance with the terms of the merger agreement and is subject to certain exceptions, qualifications and certain other conditions. There were no outstanding borrowings on the Informatica Credit Agreements as of October 31, 2025.
For more information regarding the acquisition of Informatica, see Note 14 “Subsequent Events.”
9. Restructuring
Beginning in fiscal 2023, the Company has undertaken various restructuring initiatives to improve operating margins and continue advancing its ongoing commitment to profitable growth, which have included a reduction of the Company’s workforce and office space reductions within certain markets. The Company continues to evaluate and operationalize future programs to drive further operational efficiencies, optimize its management structure and increase cost optimization efforts to realize long-term sustainable growth. The Company recognized $260 million and $56 million in restructuring charges during the three months ended October 31, 2025 and 2024, respectively, and $300 million and $163 million during the nine months ended October 31, 2025 and 2024, respectively, which were substantially related to workforce reductions that include charges for employee transition, severance payments, employee benefits and stock-based compensation.
10. Stockholders’ Equity
Stock option activity for the nine months ended October 31, 2025 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2025	8	$198.89
Exercised	(1)	178.45
Balance as of October 31, 2025	7	$204.59	$674
Vested or expected to vest	7	$204.10	$669
Exercisable as of October 31, 2025	6	$196.88	$583
    Restricted stock activity for the nine months ended October 31, 2025 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2025	26	$250.50
Granted - restricted stock units and awards	10	277.28
Granted - performance-based restricted stock units	2	272.68
Canceled	(2)	253.53
Vested and converted to shares	(10)	245.31
Balance as of October 31, 2025	26	$264.85	$6,742
Expected to vest	22		$5,857

The aggregate expected stock-based compensation expense remaining to be recognized as of October 31, 2025 was as follows (in millions):

Fiscal Period:
Remaining three months of fiscal 2026	$957
Fiscal 2027	2,514
Fiscal 2028	1,826
Fiscal 2029	955
Fiscal 2030	154
Total stock-based compensation expense	$6,406
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of October 31, 2025 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
Share Repurchase Program
The Company’s Board of Directors (the “Board”) authorized a program to repurchase shares of the Company's common stock (the "Share Repurchase Program"), which commenced in August 2022. In September 2025, the Board authorized an additional $20.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorization of $50.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Company accounts for treasury stock under the cost method.
The Company repurchased the following under its Share Repurchase Program (in millions, except average price per share):

	2025			2024
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30,	10	$273.42	$2,681	7	$293.00	$2,168
Three months ended July 31,	8	$269.96	$2,199	18	$246.14	$4,288
Three months ended October 31,	15	$246.33	$3,814	5	$257.00	$1,228
All repurchases were made in open market transactions. As of October 31, 2025, the Company was authorized to purchase a remaining $21.9 billion of its common stock under the Share Repurchase Program.

Dividends
The Company announced the following dividends:

Quarter Ended	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2026
April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
October 31, 2025	September 17, 2025	October 9, 2025	$0.416	$400
Fiscal 2025
April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
July 31, 2024	July 9, 2024	July 25, 2024	$0.40	$388
October 31, 2024	September 18, 2024	October 8, 2024	$0.40	$385

11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2025, the Company reported a tax provision of $1.4 billion on pretax income of $6.9 billion, which resulted in an effective tax rate of 20 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to research and development credits, partially offset by state and local taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to US corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal 2026 and others in the subsequent years. The changes had an immaterial impact to the Company’s tax provision for the period ended October 31, 2025.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Germany, Israel, and India. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. The Company does not anticipate a significant change to its unrecognized tax benefits in the next 12 months.
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
A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net income	$2,086	$1,527	$5,514	$4,489
Denominator:
Weighted-average shares outstanding for basic net income per share	948	956	955	963
Effect of dilutive securities:
Employee stock awards	4	9	7	12
Weighted-average shares outstanding for diluted net income per share	952	965	962	975
The weighted-average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Employee stock awards	18	10	9	9

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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which was granted on December 13, 2022. On June 1, 2023, the Supreme Court issued a unanimous decision vacating the Ninth Circuit’s decision and remanded for further proceedings. The Ninth Circuit ordered the parties to submit additional briefing in light of the Supreme Court’s decision. On February 10, 2025, the Ninth Circuit issued an opinion reversing the district court’s order and instructing the district court to dismiss the complaint with prejudice. On July 10, 2025, the plaintiff filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied on October 6, 2025. On November 4, 2025, the defendants requested that the district court enter judgment against the plaintiff in the Federal Action. On November 10, 2025, the court entered judgment for defendants and against the plaintiff, which marks the conclusion of the Federal Action. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which remains pending. On October 26, 2022, the court stayed the State Court Action pending resolution of Slack’s petition for a writ of certiorari in the Federal Action. On November 7, 2025, the court lifted the stay in the State Court Action solely to permit plaintiffs to take certain discovery and to file a renewed motion for class certification, if they choose to do so. The State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
Backpage Litigation
The Company has been named as a defendant in a number of state and federal actions relating to the activities of one of its former customers, Website Technologies, LLC (“Website Technologies”), an affiliate of Backpage.com, LLC (“Backpage”). Plaintiffs in these actions generally allege that they were victims of sex trafficking by individuals who advertised them on backpage.com, a website operated by Backpage, and assert various claims and theories premised on the Company’s provision to Website Technologies of Salesforce CRM Software and related products, which the plaintiffs allege facilitated the operation and growth of Backpage’s business. The initial action, filed in the Superior Court of California for the County of San Francisco on behalf of numerous plaintiffs, was dismissed with prejudice under Section 230 of the Communications Decency Act (“Section 230”), and that dismissal was affirmed by the California Court of Appeal in December 2021. In April 2020, an action was filed on behalf of a single plaintiff in the U.S. District Court for the Northern District of Illinois, G.G. v. Salesforce, Inc., Case No. No. 1:20-CV-2335. The district court granted the Company’s motion to dismiss the action, and the Seventh Circuit Court of Appeals reversed that ruling in August 2023. On June 12, 2025, after discovery had commenced, Plaintiff filed a substantially amended complaint. On July 9, 2025, the Company filed a motion to dismiss that complaint. The court has scheduled trial in the Northern District of Illinois matter for June 2026. Beginning in April 2020, five actions involving six plaintiffs were filed and consolidated in the U.S. District Court for the Southern District of Texas as A.B. v. Salesforce, Inc., Case No. 4:20-CV-01254. The Company moved for summary judgment on the basis that the claims were barred by Section 230. In November 2023, the court denied the Company’s motion and in December 2024, the Fifth Circuit Court of Appeals affirmed that ruling. Beginning in May 2023, a number of similar actions have been filed in Texas federal and state courts, including principally: (1) 30 actions filed in the U.S. District Court for the Northern District of Texas, which were consolidated as S.M.A. v. Salesforce, Inc., Case No. 3:23-CV-0915-B (“S.M.A”); (2) 21 actions filed in Texas state court in Dallas County, which were removed by the Company to the Northern District of Texas, and consolidated as A.S. v. Salesforce, Inc., Case No. 3:23-CV-1039-B (“A.S.”); and (3) one action filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as T.S. v. Salesforce, Inc., Case No. 4:23-CV-01792 (“T.S.”). In June 2023, the Company moved to dismiss the T.S. action, and that motion remains pending. Separately, 19 actions have been filed in Texas state court, which are proceeding in a Texas state court multidistrict litigation in Harris County District Court, captioned In re Jane Doe Cases, MDL 2020-28545. In March 2024, the district court in S.M.A. granted the Company’s consolidated motion to dismiss the complaint on the ground that plaintiffs had not alleged the requisite intent element under the federal trafficking statute, and in April 2024 an amended complaint was filed amending the federal law claim and adding a Texas state law claim. In May 2024, the Company moved to dismiss the amended complaint. In March 2025, the district court granted the motion as to the Texas state law claims, dismissed the Texas claims with prejudice, and denied the motion as to the federal law claims. In September 2024, the district court in A.S. denied the Company’s motion to dismiss and then scheduled trial for January 2026. In November 2024, the Company moved for judgment on the pleadings in A.S. In May 2025, the district court granted that motion with leave to amend the complaint. Plaintiffs then filed a consolidated amended complaint, and on June 20, 2025, the Company moved to dismiss that complaint. That motion remains pending. In June 2025, Plaintiff’s counsel in A.S. and S.M.A. filed six new actions in the Northern District of Illinois on behalf of a total of 244 new Plaintiffs. On August 26, 2025, the six new actions were consolidated before the Northern District of Illinois judge who is presiding over the G.G. action. On July 14, 2025, Plaintiff’s counsel in G.G. filed a new action in the Southern District of Texas, C.S. v. Salesforce, Inc., Case No. 25-CV-00189 (“C.S.”). On September 29, 2025, the Company filed a motion to dismiss the C.S. action. That motion remains pending. Beginning in early August 2025, the Company filed motions in each of the pending federal cases for a stay of proceedings pending the completion of ongoing criminal proceedings involving Backpage. On October 21, 2025, the court in the A.S. and S.M.A. actions granted the Company’s motions to stay those actions, and on October 28, 2025, the court in A.B. similarly granted the Company’s stay motion. On November 7, 2025, Plaintiffs’ counsel in A.S., S.M.A., and A.B. moved for reconsideration of the stay rulings. The motions for reconsideration remain pending, and the stay motions in the other federal actions also remain pending. All of the foregoing actions seek unspecified monetary damages, attorneys’ fees, and costs. The Company intends to defend its interests in these proceedings vigorously.
14. Subsequent Events
Informatica Inc.
In November 2025, the Company acquired all outstanding stock of Informatica, an AI-powered enterprise cloud data management platform. The preliminary acquisition date fair value of the consideration transferred for Informatica is estimated to be approximately $9.6 billion, comprised primarily of $9.5 billion in cash. The cash portion included the full $6.0 billion available under the credit facilities associated with the Informatica Credit Agreements (see Note 8 “Debt”).

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
We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and expanding our industry-specific reach with more vertical software solutions. These growth levers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics drive higher annual revenues and have lower attrition rates than our company average. In addition to these growth levers, our mergers and acquisitions framework has included several acquisitions that accelerate our agentic roadmap, including our October 2025 acquisition of Regrello Corp. (“Regrello”) and our November 2025 acquisition of Informatica Inc. (“Informatica”). These acquisitions are bringing in key talent and technology to accelerate innovation.
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
Highlights from First Nine Months of Fiscal 2026
•Revenue: For the nine months ended October 31, 2025, revenue was $30.3 billion, an increase of nine percent year-over-year.
•Income from Operations: For the nine months ended October 31, 2025, income from operations was $6.5 billion as compared to $5.4 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 22 percent for the nine months ended October 31, 2025 compared to approximately 19 percent in the prior year period.

•Net Income per Share: For the nine months ended October 31, 2025, diluted net income per share was $5.73 as compared to diluted net income per share of $4.60 from a year ago.
•Cash: Cash provided by operations for the nine months ended October 31, 2025 was $9.5 billion, an increase of four percent year-over-year. Total cash, cash equivalents and marketable securities as of October 31, 2025 was $11.3 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of October 31, 2025 was approximately $59.5 billion, an increase of 12 percent year-over-year. Current remaining performance obligation as of October 31, 2025 was approximately $29.4 billion, an increase of 11 percent year-over-year.
•Share Repurchase Program: During the nine months ended October 31, 2025, we repurchased approximately 33 million shares of our common stock for approximately $8.7 billion.
•Dividend Program: During the nine months ended October 31, 2025, we paid approximately $1.2 billion in dividends and dividend equivalents.
•Informatica Acquisition: In November 2025, we completed our acquisition of Informatica, an AI-powered enterprise cloud data management platform, for approximately $9.6 billion.
Over the first three quarters of fiscal 2026, we continued to see strong momentum in Data Cloud, Agentforce and our broader AI service offerings. As we have a diversified portfolio of products and a customer base across various geographies, segments and industries, demand for our offerings has remained relatively resilient.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Total revenues in the nine months ended October 31, 2025 were minimally impacted by foreign currency fluctuations compared to the nine months ended October 31, 2024. Our current remaining performance obligation growth as of October 31, 2025 compared to October 31, 2024 was positively impacted by one percent compared to what would have been reported using constant currency rates. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2026, for example, refer to the fiscal year ending January 31, 2026.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the nine months ended October 31, 2025.
Subscription and support revenues primarily include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for the three and nine months ended October 31, 2025.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. As of October 31, 2025, our attrition rate, excluding Slack self-service, was approximately eight percent.
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
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

3	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Subscription and support	$9,726	95%	$8,879	94%	$28,713	95%	$26,228	94%
Professional services and other	533	5	565	6	1,611	5	1,674	6
Total revenues	10,259	100	9,444	100	30,324	100	27,902	100
Cost of revenues (1)(2):
Subscription and support	1,665	16	1,501	16	4,921	16	4,617	17
Professional services and other	590	6	604	6	1,841	6	1,809	6
Total cost of revenues	2,255	22	2,105	22	6,762	22	6,426	23
Gross profit	8,004	78	7,339	78	23,562	78	21,476	77
Operating expenses (1)(2):
Research and development	1,433	14	1,356	14	4,374	14	4,073	15
Sales and marketing	3,456	34	3,323	35	10,328	34	9,786	35
General and administrative	667	6	711	8	2,098	7	2,069	7
Restructuring	260	3	56	1	300	1	163	1
Total operating expenses	5,816	57	5,446	58	17,100	56	16,091	58
Income from operations	2,188	21	1,893	20	6,462	22	5,385	19
Gains (losses) on strategic investments, net	263	2	(217)	(3)	206	0	(217)	0
Other income	61	1	70	1	224	1	282	1
Income before provision for income taxes	2,512	24	1,746	18	6,892	23	5,450	20
Provision for income taxes	(426)	(4)	(219)	(2)	(1,378)	(5)	(961)	(4)
Net income	$2,086	20%	$1,527	16%	$5,514	18%	$4,489	16%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Cost of revenues	$156	2%	$131	2%	$468	2%	$600	2%
Sales and marketing	230	2	223	2	693	2	669	3
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Cost of revenues	$129	1%	$135	2%	$406	1%	$386	2%
Research and development	271	3	278	3	826	3	814	3
Sales and marketing	296	3	312	3	874	3	911	3
General and administrative	109	1	95	1	291	1	267	1
Restructuring	14	0	0	0	29	0	2	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	October 31, 2025	January 31, 2025
Cash, cash equivalents and marketable securities	$11,323	$14,032
Unearned revenue	14,996	20,743
Remaining performance obligation	59.5	63.4
Principal due on our outstanding debt obligations (1)	8,500	8,500
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Revenues

	Three Months Ended October 31,		Variance
(in millions)	2025	2024	Dollars	Percent
Subscription and support	$9,726	$8,879	$847	10%
Professional services and other	533	565	(32)	(6)
Total revenues	$10,259	$9,444	$815	9%

	Nine Months Ended October 31,		Variance
(in millions)	2025	2024	Dollars	Percent
Subscription and support	$28,713	$26,228	$2,485	9%
Professional services and other	1,611	1,674	(63)	(4)
Total revenues	$30,324	$27,902	$2,422	9%
The increase in subscription and support revenues for the three and nine months ended October 31, 2025 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term software licenses, which are recognized at a point in time, represented approximately four percent and six percent of total subscription and support revenues for the three and nine months ended October 31, 2025, and five percent of total subscription and support revenues for the three and nine months ended October 31, 2024. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the three and nine months ended October 31, 2025 and 94 percent for the three and nine months ended October 31, 2024.
The decrease in professional services and other revenues for the three and nine months ended October 31, 2025 was primarily due to less demand for larger, multi-year transformation engagements, which may continue in the near term.

Subscription and Support Revenues by Service Offering(1)
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,
	2025	As a % of Total Subscription and Support Revenues	2024	As a % of Total Subscription and Support Revenues	Growth Rate
Agentforce Sales	$2,297	24%	$2,119	24%	8%
Agentforce Service	2,495	26	2,288	26	9
Agentforce 360 Platform, Slack and Other	2,180	22	1,825	20	19
Agentforce Marketing and Agentforce Commerce	1,361	14	1,334	15	2
Agentforce Integration and Agentforce Analytics	1,393	14	1,313	15	6
Total	$9,726	100%	$8,879	100%	10%

	Nine Months Ended October 31,
	2025	As a % of Total Subscription and Support Revenues	2024	As a % of Total Subscription and Support Revenues	Growth Rate
Agentforce Sales	$6,695	23%	$6,188	24%	8%
Agentforce Service	7,287	25	6,727	26	8
Agentforce 360 Platform, Slack and Other	6,227	22	5,329	20	17
Agentforce Marketing and Agentforce Commerce	4,051	14	3,924	15	3
Agentforce Integration and Agentforce Analytics	4,453	16	4,060	15	10
Total	$28,713	100%	$26,228	100%	9%
(1) In the third quarter of fiscal 2026, we renamed our service offerings to reference Agentforce. There were no changes in the allocation of revenue between these service offerings coming from this change.
Agentforce Integration and Agentforce Analytics subscription and support revenues include revenues from term software licenses, which are recognized at the point in time when the software is made available to the customer. Therefore, we expect these offerings to experience greater volatility in revenues period to period compared to our other service offerings and recent revenue trends may not be indicative of future performance. Additionally, as we transition customers within the Agentforce Integration and Agentforce Analytics offering from term software licenses to subscription based services, revenue associated with such customers will generally be recognized ratably over the contract term, which we expect may potentially result in less revenue in the period the customer transitions but incremental revenues over the remaining term.
Revenues by Geography

	Three Months Ended October 31,
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Growth Rate
Americas	$6,703	65%	$6,220	66%	8%
Europe	2,470	24	2,228	24	11
Asia Pacific	1,086	11	996	10	9
	$10,259	100%	$9,444	100%	9%

	Nine Months Ended October 31,
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Growth Rate
Americas	$19,908	66%	$18,483	66%	8%
Europe	7,236	24	6,557	24	10
Asia Pacific	3,180	10	2,862	10	11
	$30,324	100%	$27,902	100%	9%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was primarily due to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. Total revenues were positively impacted by approximately one percent due to fluctuations in foreign currencies during the three months ended October 31, 2025 compared to the three months ended October 31, 2024, and were minimally impacted by foreign currency fluctuations during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024.
Cost of Revenues

	Three Months Ended October 31,				Variance
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Dollars
Subscription and support	$1,665	16%	$1,501	16%	$164
Professional services and other	590	6	604	6	(14)
Total cost of revenues	$2,255	22%	$2,105	22%	$150

	Nine Months Ended October 31,				Variance
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Dollars
Subscription and support	$4,921	16%	$4,617	17%	$304
Professional services and other	1,841	6	1,809	6	32
Total cost of revenues	$6,762	22%	$6,426	23%	$336
Cost of revenues as a percentage of total revenues during the three months ended October 31, 2025 were consistent with the same period a year ago and decreased by approximately one percent during the nine months ended October 31, 2025 compared to the same period a year ago, primarily as a result of a decrease in amortization of intangible assets acquired through business combinations. For the three and nine months ended October 31, 2025, the increase in cost of revenues in absolute dollars was primarily due to an increase in service delivery expenses associated with our platform.
We intend to continue to invest additional resources in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses, which also includes the use of AI and agents, may cause our cost of revenues as a percentage of revenues to fluctuate over time due to changes in demand for our service offerings.

Operating Expenses

	Three Months Ended October 31,				Variance
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Dollars
Research and development	$1,433	14%	$1,356	14%	$77
Sales and marketing	3,456	34	3,323	35	133
General and administrative	667	6	711	8	(44)
Restructuring	260	3	56	1	204
Total operating expenses	$5,816	57%	$5,446	58%	$370

	Nine Months Ended October 31,				Variance
(in millions)	2025	As a % of Total Revenues	2024	As a % of Total Revenues	Dollars
Research and development	$4,374	14%	$4,073	15%	$301
Sales and marketing	10,328	34	9,786	35	542
General and administrative	2,098	7	2,069	7	29
Restructuring	300	1	163	1	137
Total operating expenses	$17,100	56%	$16,091	58%	$1,009
Research and development expenses as a percentage of total revenues during the three months ended October 31, 2025 were consistent with the same period a year ago and decreased by approximately one percent during the nine months ended October 31, 2025 compared to the same period a year ago, primarily as a result of employee-related cost growth being outpaced by revenue growth. For the three and nine months ended October 31, 2025, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, primarily in lower cost regions.
We expect that research and development expenses will likely remain consistent as a percentage of revenues over time as we continue to invest in the development of new, and improve existing, technologies, including AI, agents and our Data Cloud service offerings, and the integration of acquired technologies.
Sales and marketing expenses as a percentage of total revenues during the three and nine months ended October 31, 2025 decreased by approximately one percent compared to the same periods a year ago, primarily as a result of employee-related cost growth being outpaced by revenue growth during the three months ended October 31, 2025 and a decrease in advertising and marketing events during the nine months ended October 31, 2025, respectively. For the three and nine months ended October 31, 2025, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs.
We expect that sales and marketing expenses may decrease as a percentage of revenues over time as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity, which includes the use of AI and agents.
General and administrative expenses as a percentage of total revenues during the three months ended October 31, 2025 decreased by approximately two percent compared to the same period a year ago due to decreased employee-related costs and decreased bad debt expenses and during the nine months ended October 31, 2025 were consistent compared to the same period a year ago. For the three months ended October 31, 2025, the decrease in general and administrative expenses in absolute dollars was primarily due to a decrease in bad debt expenses. For the nine months ended October 31, 2025, the general and administrative expenses were relatively flat in absolute dollars compared to the same period a year ago.
We expect that general and administrative expenses may decrease as a percentage of revenues over time as we continue to invest in process efficiency initiatives, which includes the use of AI and agents.
In the three and nine months ended October 31, 2025, approximately $260 million and $300 million, respectively, of costs were incurred related to our restructuring initiatives, which were primarily related to employee transitions, severance payments and employee benefits.

Other Income and Expense

	Three Months Ended October 31,		Variance
(in millions)	2025	2024	Dollars
Gains (losses) on strategic investments, net	$263	$(217)	$480
Other income	61	70	(9)

	Nine Months Ended October 31,		Variance
(in millions)	2025	2024	Dollars
Gains (losses) on strategic investments, net	$206	$(217)	$423
Other income	224	282	(58)
Gains (losses) on strategic investments, net primarily reflect mark-to-market and observable price adjustments for equity securities, offset by impairments. For the three months ended October 31, 2025, our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments of $428 million, partially offset by impairments on privately held investments of $169 million. For the nine months ended October 31, 2025, our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments of $488 million and realized gains on sales of securities of $23 million, partially offset by impairments on privately held investments of $302 million.
Other income primarily consists of investment income, partially offset by interest expense on our debt and finance leases. Interest expense was $67 million for the three months ended October 31, 2025 and 2024, respectively, and $202 million and $204 million for the nine months ended October 31, 2025 and 2024, respectively.
Provision For Income Taxes

	Three Months Ended October 31,		Variance
(in millions)	2025	2024	Dollars
Provision for income taxes	$(426)	$(219)	$(207)
Effective tax rate	17%	13%

	Nine Months Ended October 31,		Variance
(in millions)	2025	2024	Dollars
Provision for income taxes	$(1,378)	$(961)	$(417)
Effective tax rate	20%	18%
We recorded a tax provision of $426 million and $219 million for the three months ended October 31, 2025 and 2024, respectively, and a tax provision of approximately $1.4 billion and $961 million for the nine months ended October 31, 2025 and 2024, respectively. Our effective tax rates increased from a year ago primarily due to lower excess tax benefits from stock-based compensation. The effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including, for example, acquisitions, changes to our operating structure, and other macroeconomic factors.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to US corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal 2026 and others in the subsequent years. The changes had an immaterial impact to the Company’s tax provision for the period ended October 31, 2025.
The Company may record additional impacts to its tax provision in the subsequent quarters as it continues to analyze the new law, other factors such as changes from its business operations, financial results and forecasts, and interrelated items including changes to our valuation allowance assessment related to Corporate Alternative Minimum Tax (“CAMT”).
Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $11.3 billion and accounts receivable of $5.5 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement (as defined below), which provides the ability to borrow up to $5.0 billion in unsecured financing (the “Credit Facility”) as of October 31, 2025, also serves as a source of liquidity.

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
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments. For example, we entered into certain credit agreements in connection with our acquisition of Informatica. See discussion in “Debt” below.
We expect lower cash taxes primarily due to the immediate deduction of domestic research and development expenditures allowed by the OBBBA.
Cash Flows
For the three and nine months ended October 31, 2025 and 2024, our cash flows were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net cash provided by operating activities	$2,316	$1,983	$9,532	$9,122
Net cash provided by (used in) investing activities	519	(217)	117	(227)
Net cash used in financing activities	(4,244)	(1,446)	(9,667)	(9,356)
Operating Activities
The net cash provided by operating activities during the nine months ended October 31, 2025 was primarily comprised of net income of $5.5 billion, adjusted for non-cash items, including $2.5 billion of depreciation and amortization and $2.4 billion of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during the nine months ended October 31, 2025 was further benefited by the changes in accounts receivable, net of $6.5 billion, partially offset by the change in unearned revenue of $5.7 billion and the change in accounts payable and accrued expenses and other liabilities of $1.2 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
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
Investing Activities
The net cash provided by investing activities during the nine months ended October 31, 2025 was primarily related to net inflows from marketable securities activity of $2.9 billion, partially offset by net outflows from strategic investment activity of $1.3 billion and capital expenditures of $453 million.
The net cash used in investing activities during the nine months ended October 31, 2024 was primarily related to net outflows for acquisitions of $517 million, net outflows from strategic investment activity of $256 million and capital expenditures of $504 million, partially offset by net inflows from marketable securities activity of $1.1 billion.
Financing Activities
The net cash used in financing activities during the nine months ended October 31, 2025 was primarily related to $8.7 billion used for repurchases of common stock and $1.2 billion related to payments of dividends, partially offset by $765 million of proceeds from equity plans.
The net cash used in financing activities during the nine months ended October 31, 2024 was primarily related to $7.8 billion used for repurchases of common stock, $1.0 billion related to repayments of debt and $1.2 billion related to payments of dividends, partially offset by $1.1 billion from proceeds from equity plans.

Debt
As of October 31, 2025, we had senior unsecured debt outstanding, with maturities starting in April 2028 and extending through July 2061 with a total carrying value of $8.4 billion. We were in compliance with all debt covenants as of October 31, 2025.
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
The Revolving Loan Credit Agreement provides for a $5.0 billion Credit Facility and matures in October 2029. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of October 31, 2025.
In June 2025, we entered into a 364-Day Credit Agreement that provides us with the ability to borrow up to $4.0 billion (the “364-Day Informatica Credit Agreement”) and a three-year Credit Agreement that provides us with the ability to borrow up to $2.0 billion (the “Three-Year Informatica Credit Agreement” and, together with the 364-Day Informatica Credit Agreement, the “Informatica Credit Agreements”), both on an unsecured basis, to finance a portion of the cash consideration for the acquisition of Informatica, the repayment of certain debt of Informatica and the payment of fees, costs and expenses related thereto. The availability and funding of each credit agreement is subject to certain exceptions, qualifications and certain other conditions. There were no outstanding borrowings under the Informatica Credit Agreements as of October 31, 2025. In November 2025, as part of the acquisition of Informatica, we borrowed the full $6.0 billion available under the credit facilities associated with the Informatica Credit Agreements.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Share Repurchase Program
Our Board of Directors (the “Board”) authorized a program to repurchase shares of the Company's common stock (the "Share Repurchase Program"), which commenced in August 2022. In September 2025, the Board authorized an additional $20.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $50.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any specific number of shares.
We repurchased the following under the Share Repurchase Program (in millions, except average price per share):

	2025			2024
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	10	$273.42	$2,681	7	$293.00	$2,168
Three months ended July 31	8	$269.96	$2,199	18	$246.14	$4,288
Three months ended October 31	15	$246.33	$3,814	5	$257.00	$1,228
All repurchases were made in open market transactions. As of October 31, 2025, we were authorized to purchase a remaining $21.9 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to October 31, 2025, we have incurred approximately $1.2 billion through November 28, 2025 for additional shares repurchased under the Share Repurchase Program.

Dividends
We announced the following dividends:

Quarter Ended	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2026
April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
October 31, 2025	September 17, 2025	October 9, 2025	$0.416	$400
Fiscal 2025
April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
July 31, 2024	July 9, 2024	July 25, 2024	$0.40	$388
October 31, 2024	September 18, 2024	October 8, 2024	$0.40	$385
The declaration and payment of future cash dividends is subject to the Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
As of October 31, 2025, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. For more information regarding our lease obligations as of October 31, 2025, see Note 5 “Leases and Other Commitments” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We generally expect to satisfy these commitments with cash on our balance sheet and cash provided by operating activities.
During the nine months ended October 31, 2025 and in future years, we have made, and expect to continue to make, additional investments in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure and with infrastructure service providers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
As of October 31, 2025, we expect approximately $160 million to $180 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs, such as severance payments. We generally expect to satisfy these commitments with cash on our balance sheet and cash provided by operating activities.
In November 2025, we acquired all outstanding stock of Informatica, an AI-powered enterprise cloud data management platform for approximately $9.6 billion, comprised primarily of $9.5 billion in cash. The cash portion included proceeds from the Informatica Credit Agreements of $6.0 billion.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended October 31, 2025 was positively impacted by approximately one percent due to fluctuations in foreign currencies compared to the three months ended October 31, 2024. In addition, fluctuations in foreign currencies positively impacted our current remaining performance obligation growth rate as of October 31, 2025 by approximately one percent compared to what we would have reported as of October 31, 2024 using constant currency rates.
Interest Rate Sensitivity
As of October 31, 2025, we had cash, cash equivalents and marketable securities totaling $11.3 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at October 31, 2025 could result in a $34 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2025, we had cash, cash equivalents and marketable securities totaling $14.0 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $61 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of October 31, 2025	Interest Terms	Contractual Interest Rate
364-Day Informatica Credit Agreement (1)	N/A (1)	0	Floating	N/A
Three-Year Informatica Credit Agreement (2)	N/A (2)	0	Floating	N/A
Revolving Loan Credit Agreement	October 2029	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
(1) The 364-Day Informatica Credit Agreement was funded in November 2025 upon the acquisition of Informatica and matures in November 2026.
(2) The Three-Year Informatica Credit Agreement was funded in November 2025 upon the acquisition of Informatica and matures in November 2028.
Upon the acquisition of Informatica in November 2025, the borrowings under the Informatica Credit Agreements bear interest at a fluctuating rate per annum equal to, at our option, an alternate base rate or term Secured Overnight Financing Rate (“SOFR”), in each case, plus an applicable margin calculated based on our credit ratings. We will also pay to the lenders under the Informatica Credit Agreements certain customary fees, including undrawn commitment fees. As of October 31, 2025, there were no outstanding borrowings under the Informatica Credit Agreements.
Any borrowings under our Revolving Loan Credit Agreement bear interest, at our option, at a base rate plus a spread of 0.00% or an adjusted benchmark rate plus a spread of 0.50% to 0.85%, in each case, with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of October 31, 2025, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of October 31, 2025, our strategic investment portfolio consisted of investments in over 400 companies with a combined carrying value of $6.4 billion, including three privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 32 percent of the portfolio in aggregate.

The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of October 31, 2025 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of October 31, 2025
Publicly held equity securities	$28	$41	$(1)	$68
Privately held equity securities	5,719	1,534	(955)	6,298
Total equity securities	$5,747	$1,575	$(956)	$6,366
Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. These investments are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure of a company, may impact the magnitude by which our investment value moves in relation to changes in the total fair value of that company. For example, our five largest privately held equity securities represent $2.5 billion in total strategic investments as of October 31, 2025. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $206 million. We anticipate future volatility in our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
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
•Any discontinuance by third-party developers and vendors in embracing our technology delivery model and enterprise cloud computing services, or customers asking us for warranties for third-party applications, integrations, data and content.
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
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial, health and other personal information. Our services and underlying infrastructure have in the past and may in the future be breached or compromised, including, for example, as a result of the following:

•third-party attempts to fraudulently induce our employees or partners to disclose sensitive information to gain access to our customers’ data or IT systems, or our data or our IT systems;
•third party attempts to fraudulently induce our customers to disclose sensitive information to gain access to our customers’ data or IT systems;
•efforts by hackers or sophisticated groups, such as criminal organizations, state-sponsored organizations or nation-states, to launch coordinated cyberattacks or supply chain attacks on our infrastructure or that of our third-party vendors, including through the use of ransomware, destructive malware and distributed denial-of-service attacks;
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
•the increasing complexity of our internal IT systems as we incorporate and secure IT environments from acquired companies and early adoption of new technologies and new ways of sharing data; and
•our limited control over our customers or third-party vendors (including those authorized by customers to access their data), or the processing of data by third-party vendors, which may not allow us to maintain the integrity or security of such transmissions or processing.
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
The hardware, software, data and cloud computing platforms that we rely on, including, for example, the large language models (“LLMs”) leveraged in our AI offerings, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all.
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

If we finance acquisitions by issuing equity or convertible or other debt securities or taking out loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock. For example, in connection with our acquisition of Informatica, we entered into the Informatica Credit Agreements on an unsecured basis. In November 2025, the Company borrowed the full $6.0 billion available under the Informatica Credit Agreements to finance a portion of the cash consideration for the acquisition, repay existing indebtedness of Informatica and its subsidiaries, and pay related fees, costs, and expenses. For more information, see Note 8 “Debt” to the consolidated financial statements in Item I of Part 1.
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
In addition, the markets and monetization strategies for certain offerings, including Agentforce and Data Cloud, remain relatively new and uncertain and as a result our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we offer certain products, including Agentforce and Data Cloud, through a consumption-based business model and may increase the number of products through which we do so. We have limited experience with determining optimal pricing for our consumption-based contracts and may have lower levels of customer consumption of our products than we expect which may result in suboptimal pricing for consumption-based contracts.
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
If third-party developers and vendors do not continue to embrace our technology delivery model and enterprise cloud computing services, or if our customers seek warranties from us for third-party applications, integrations, data and content, our business could be harmed.
Our success depends on the willingness of a growing community of third-party developers and vendors to build applications and provide integrations, data and content that are complementary to our services. Without the continued development of these applications and provision of such integrations, data and content, both current and potential customers may not find our services sufficiently attractive, which could impact future sales. In addition, for those customers who authorize a third-party technology partner to access their data, we do not provide any warranty related to the functionality, security or integrity of the data access, transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, integrations, data and content, even though not developed or sold by us, which may expose us to potential claims, liabilities and obligations, all of which could harm our reputation and our business.
Social and ethical issues, including the use or capabilities of AI in our offerings, may result in reputational harm and liability.
Policies we adopt or choose not to adopt on social and ethical issues, especially regarding the use of our products, may be unpopular with some of our employees or with our customers or potential customers, and have in the past impacted and may in the future impact our ability to attract or retain employees and customers. Our decisions about whether to conduct business with potential customers, or whether to continue or expand business with existing customers, may also impact our ability to attract or retain employees and customers, and could result in negative publicity or reputational harm. Further, actions taken by our customers and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability, particularly in light of regulatory requirements like the EU’s Digital Services Act (“DSA”) and AI Act. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that we have a strong defense against these allegations, legal proceedings can be lengthy, expensive and disruptive to our operations and the outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability.
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
Further, in some cases, industry-specific, regionally-specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. This is also true with respect to the global proliferation of laws regulating the financial services industry, including its use of cloud services. In Europe, the Digital Operational Resilience Act (“DORA”), which aims to ensure the resilience of the EU financial sectors, including through mandatory risk management, incident reporting, resilience testing and third-party outsourcing restrictions, went into effect in January 2025. The UK has implemented similar legislation and other countries may follow.
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
We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in the tax effects of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. For example, as a result of the recently enacted OBBBA, we could be subject to Corporate Alternative Minimum Tax (“CAMT”). While certain changes brought forth by the OBBBA, notably, the immediate deduction of domestic research and development expenditures favorably impact our cash flows from operating activities, our tax provision may be adversely impacted to the extent additional clarification or interpretive guidance related to the OBBBA is released, or if there are changes to our valuation allowance assessment related to CAMT.
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
As of October 31, 2025, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $5.0 billion Credit Facility, as well as the Informatica Credit Agreements. Although there were no outstanding borrowings under the Credit Facility as of October 31, 2025, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Informatica Credit Agreements as of October 31, 2025. In November 2025, we borrowed the full $6.0 billion available under the Informatica Credit Agreements to finance a portion of the cash consideration for our acquisition of Informatica, repay existing indebtedness of Informatica and its subsidiaries, and pay related fees, costs, and expenses.
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
•disruptions in our service due to computer hardware, software, network, data center, or third-party LLM provider problems;
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In connection with acquisitions made during the three months ended October 31, 2025, the Company issued: 57,630 shares of its common stock on August 13, 2025; 45,344 shares of its common stock on August 15, 2025; and the right to receive 228,771 shares of its common stock, vesting in equal annual installments over a four-year period, on October 1, 2025. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.
Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended October 31, 2025 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2025	3	$244.32	3	$4,905
September 2025	6	246.06	6	23,279
October 2025	6	247.79	6	21,875
Total	15		15
(1)    The Board authorized the Share Repurchase Program, which commenced in August 2022. In September 2025, the Board authorized an additional $20.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $50.0 billion. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On September 18, 2025, Sabastian Niles, President & Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Subject to certain conditions, the trading arrangement provides for the sale of up to 25% of the net shares (after withholding taxes) received by Mr. Niles upon vesting and settlement of restricted stock unit and performance-based restricted stock unit awards through September 30, 2026 (or the date all shares are sold under the arrangement, if earlier). On October 3, 2025, Sundeep Reddy, Executive Vice President & Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,000 shares of the Company’s common stock, subject to certain conditions, through December 31, 2026 (or the date all shares are sold under the arrangement, if earlier). On October 10, 2025, Marc Benioff, Chair and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 351,607 shares of the Company’s common stock, subject to certain conditions, through February 26, 2027 (or the date all shares are sold under the arrangement, if earlier).
ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/10/2024
10.1	Salesforce, Inc. 2014 Inducement Equity Incentive Plan		S-8	333-290051	4.3	9/5/2025
10.2	Regrello Corp. 2021 Equity Incentive Plan		S-8	333-290686	4.3	10/2/2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Operating and Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Operating and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 3, 2025
Salesforce, Inc.

	By:	/s/ ROBIN WASHINGTON
Robin Washington
President and Chief Operating and Financial Officer (Principal Financial Officer)

Dated: December 3, 2025
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)