Form 10-K
period 2026-01-31
Salesforce, Inc.
filed 2026-03-02
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2025, the aggregate market value of its shares (based on a closing price of $258.33 per share) held by non-affiliates was approximately $191.8 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2026, there were approximately 923 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I.
ITEM 1. BUSINESS
Overview
Salesforce, Inc. (“Salesforce,” the “Company,” “we” or “our”) is a global leader in customer relationship management (“CRM”) technology, helping organizations of any size become agentic enterprises. Founded in 1999, we bring humans, agents, applications, and data together on a trusted, unified platform to unlock growth and innovation.
Our artificial intelligence (“AI”) powered Agentforce 360 Platform unites our offerings — spanning sales, service, marketing, commerce, collaboration, data management, integration, analytics, IT service, industry verticals and more — on a single, intelligent platform for trusted enterprise execution. We unify and harmonize across systems, applications and devices to create a complete view of customers. With this single source of customer truth powering agents, teams can be more responsive, productive and efficient and deliver AI-powered, personalized and automated experiences across every channel. With Agentforce, the agentic layer of the Agentforce 360 Platform, our customers can build and deploy always-on digital labor for employees and customers, leveraging autonomous AI agents across business functions that aim to increase productivity, lower costs and drive operational efficiencies. With Agentforce, AI is embedded in the flow of work — in the applications that our customers already use every day. Every Agentforce-embedded application now reasons, learns, and takes action alongside users.
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
Salesforce is committed to a core set of values: trust, customer success, innovation, equality and sustainability – all of which are grounded in legal and regulatory frameworks that guide and inform our business. Foremost among these is trust, which is paramount and the foundation for everything we do, and is also firmly rooted in compliance with applicable laws governing security, privacy, data protection and operational integrity. Our customers expect to trust and rely on our technology to meet the high enterprise-grade standards of security, privacy, performance, legal compliance and availability at scale. Customer success is at the core of our business, and we align the entire company around our customers’ needs, promoting their success and delivering value while upholding applicable laws, contractual obligations and industry regulations and standards. Innovation is fundamental to our mission, empowering and enabling our customers to stay ahead in their industries and driving technological advancements in line with evolving laws, standards and guidelines. Equality is a legal and ethical mandate and a core tenet that informs how we operate. Our commitment to equal opportunity is anchored in applicable laws, statutes, regulations and principles. We value the equality of every individual at our company and in our communities and are dedicated to fostering a workplace that complies with these protections, creating an inclusive culture where every individual feels seen, heard and valued. Finally, we are committed to creating a more sustainable and nature-positive future for all. Our products and services help our customers meet their own sustainability and compliance priorities, guided by applicable environmental and sustainability-related laws, corporate social responsibility frameworks and legal requirements. By grounding our values in legal and regulatory principles, we reinforce our opportunity and responsibility to uphold high integrity and robust ethical standards, ensuring that trust, fairness, and compliance remain central to everything we seek to do.
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
Our Service Offerings
We believe every business, in every industry, must become an Agentic Enterprise creating agent-first experiences that increase efficiency, boost productivity, and drive growth for customers, employees, and partners. We view Salesforce to be uniquely positioned to lead customers through this transformation. By integrating data, metadata, applications and agents, we have created a deeply unified platform for the Agentic Enterprise, with humans at the center. Central to this ecosystem is Slack, which serves as the primary conversational interface, allowing users to interact with Agentforce-embedded applications and autonomous agents within their natural flow of work. These Agentforce-embedded applications are infused with agentic capabilities that turn workflows into personalized, intelligent, autonomous experiences—so customers and employees can move faster, make better decisions, and achieve more value.
Our service offerings are designed to work together and include:

Agentforce Sales. Our Agentforce Sales offering is an integrated platform that brings together the power of humans with AI agents to help sales teams sell faster and smarter, and to efficiently manage and automate entire sales processes. It provides sales capabilities and tools built for an entire sales organization – across prospecting, sales engagement, team collaboration, sales analytics and AI, sales programs, sales performance, partner management, and revenue and orders. With our Sales offering, businesses can create lifelong customers by connecting their entire organization and unifying all data sources on a single integrated platform. Further, with Agentforce for Sales, customers can build a sales team augmented by a digital labor force and empower every seller with their own AI agent to help accelerate productivity and drive growth.
Agentforce Service. Our Agentforce Service offering enables companies in every industry to bring all of their customer, employee, IT and field service needs onto one integrated, AI-powered platform to deliver trusted, highly personalized customer support at scale. It also helps our customers maximize productivity, resolve cases faster and improve customer satisfaction by automating routine tasks. With Agentforce for Service, customers can tap the power of digital labor to handle low-touch interactions and help their teams with high-touch tasks, unlocking new levels of efficiency. Agentforce automatically routes cases to the best service agent for the job, responds to customers with personalized, relevant answers grounded in company data and performs tasks like auto-summarizing support cases and field work orders. Our service offering also provides a field service solution that enables companies to connect service agents, dispatchers and mobile employees through one centralized platform, on which they can intelligently schedule and dispatch work as well as track and manage jobs.
Agentforce 360 Platform, Slack and Other. The Agentforce 360 Platform enables companies of all industries, sizes, and locations to build business workflows, applications and AI agents on a single, comprehensive platform to help automate processes, boost efficiency, increase productivity and reduce information technology costs. It facilitates development with no-code and low-code tools that are easy to use and free to learn, empowering teams to build trusted applications, workflows, AI agents and much more. Our Trust Layer is built into the Platform to help customers safely use their data and set guardrails on what AI agents do with that data. The Agentforce 360 Platform is built on Hyperforce, our infrastructure that helps customers manage data governance and compliance at a local level, all over the world. Our technology partners help customers to add the applications and agents they need and utilize the data lakes and other infrastructure they have already invested in. With our open, extensible Agentforce 360 Platform, customers can integrate and build with any data or partner application they choose to make the Agentforce 360 Platform work for their business.
Data 360. Data 360 is Salesforce’s hyperscale, trusted data engine that gives AI agents their context and serves as the foundation for how customers unify our service offerings making their data actionable for both humans and agents. It connects enterprise data from across clouds, systems, and channels utilizing zero-copy technology to access external data sources without the need for duplication. This architecture unifies, cleans, and harmonizes the data into a single, governed source of truth that agents can reliably understand and act on. Through real-time ingestion, transformation, indexing, and retrieval-augmented generation, Data 360 turns both structured records and unstructured content—emails, documents, conversations, and events—into usable, searchable intelligence. This gives AI agents the customer and business context they need to reason accurately, personalize interactions, and make better decisions in the moment. By leveraging Data 360’s metadata and trust framework, Data 360 is designed to make every data point permissioned, governed, and compliant, so agents see only what they are allowed to see and act only within approved boundaries.
Informatica. The acquisition of Informatica closed in the fourth quarter of fiscal 2026, significantly expanding our trusted data foundations. Informatica is an enterprise-grade, AI-powered data management platform that enables customers to discover, integrate, govern, and deliver trusted data at scale across hybrid and multi-cloud environments. It provides comprehensive capabilities for data integration, quality, governance, master data and metadata management, and catalog services that connect and harmonize data from any source—whether on-premises, cloud-based, or within legacy systems. By leveraging Informatica's agentic and metadata-driven architecture, customers can break down data silos with confidence in data quality and compliance, and establish a unified foundation for enterprise AI. Informatica extends our data connectivity beyond native integrations, enabling customers to bring enterprise data from complex, distributed systems into Salesforce and Data 360 while autonomously maintaining governance, lineage, and security controls across the entire data lifecycle.
Slack. Our Slack offering is the conversational interface for the Agentic Enterprise where people and agents work together, connecting knowledge, actions, and data in real time. Slack centralizes conversations and collaboration, automates business processes, makes search and knowledge sharing seamless, and delivers trusted generative and agentic AI that augments employees so they can work smarter, make decisions faster, and drive real outcomes. Slack is also deeply integrated with every Salesforce offering, including Agentforce. We recently introduced Slackbot, a trusted, out-of-the-box personalized employee agent in Slack that can find answers, organize work, create content, schedule meetings, and take action.
Agentforce. Agentforce enables customers to build, deploy, and manage enterprise-grade, autonomous AI agents at scale, enabling humans and agents to work together. Agentforce connects AI models directly to execution, handling workflows. Agents built on Agentforce can access live business data through Data 360, follow company policies defined in Salesforce metadata, and take action through Salesforce applications and MuleSoft Application Programming Interfaces (“APIs”). All of our customers’ deterministic business logic, workflows, and policies are instantly accessible to agents, without requiring customers to remove and rebuild existing processes. Agents know the jobs to be done, and the steps needed to complete them, which greatly reduces complexity and speeds time to value. By pairing Large Language Model (“LLM”) reasoning with deterministic logic, Agentforce delivers more accurate, reliable outcomes within our trust layer. Agentforce is infused across every Salesforce application, so intelligence is embedded directly into the workflows where work actually happens. Instead of switching between tools, people can collaborate with agents inside and across the systems they already use every day, using natural language, across the majority of communication channels, including voice, chat and Slack. Every agent operates within defined permissions with full observability, governance, and auditability. Organizations can see what agents are doing, measure their performance, understand why decisions were made and intervene when needed. Teams can manage the complete agent development lifecycle with a set of tools to build, test, deploy, manage and orchestrate AI agents at scale. At its core, Agentforce powers the Agentic Enterprise—where humans set direction and values, and agents execute with speed, precision, and trust.
Agentforce Marketing and Agentforce Commerce.
Marketing. Our Marketing offering is a complete marketing platform designed to help customers personalize engagement across the customer lifecycle. By connecting departments through actionable data and autonomous AI agents, we empower teams to work together to build lasting customer relationships. With Agentforce for Marketing, marketers can save time on every step of the campaign process by generating briefs, content, and journeys, as well as optimizing performance and spend with actionable insights and predictive AI. With unified, 360-degree customer profiles, marketers and AI agents can easily build segments, calculate insights, analyze performance, and power AI recommendations, decisioning and automations. Agentforce for Marketing transforms traditional channels into two-way conversations, and enables teams to seamlessly provide next-best-offer recommendations for sales, support customer retention through proactive promotions, and re-engage inactive shoppers.
Commerce. Our Commerce offering helps connect every aspect of commerce—from marketing and sales to service and fulfillment—on a single, connected, AI-powered platform, enabling brands to deliver personalized, seamless shopping experiences across every customer touchpoint. With Agentforce for Commerce, brands can autonomously manage a range of tasks with AI agents, such as product recommendations and order lookup, helping to boost capacity and productivity across marketing, commerce, merchandising, and store operations. With trusted AI and AI agents, businesses can generate product descriptions and web pages, and deliver personalized shopping assistance using natural language. Native integrations between our Commerce, Sales, Service and Marketing offerings enable brands to tackle complex challenges and build cohesive digital experiences. Additionally, our Commerce offering delivers click-to-code tools, which provide customers with the ability to quickly build and deploy our solutions around their customers as markets, industries, and customers evolve.
Agentforce Integration and Agentforce Analytics.
Integration. Our unified Integration, Automation, and API Management offerings, powered by MuleSoft, provide the essential building blocks to deliver AI-powered, end-to-end, connected experiences and faster innovation. Customers use MuleSoft across their systems to connect data, take action on their data using no-code or low-code automations across any system, and scale API governance to help secure and monitor all of their data in transit. MuleSoft Agent Fabric allows organizations to manage, govern, and observe agents regardless of where they were built or where they run, and provides a central registry to discover and reuse agents across the enterprise.
Analytics. Our analytics offerings, including Tableau, provide advanced, end-to-end solutions that turn data into insight and action for a wide range of business use cases, powered by agentic AI. Built on the Agentforce 360 Platform, Tableau enables customers to visualize, analyze, and act on data from any source, and continuously surface trends, predict outcomes, and deliver recommendations. Tableau Semantics, integrated into Data 360, translates data into business language, driving more accurate responses and relevant insights. Agentforce agents can trigger actions directly from Tableau such as updating a forecast, launching a campaign, or escalating a customer issue. Tableau analytics can be surfaced natively within Salesforce applications, including Slack, lowering the barriers of actionable analytics for everyone.
Other Salesforce Offerings
In addition to our solution specific service offerings, we have specialized solutions that work across our offerings to support our customers’ business needs. These additional service offerings include:
Industries. Our industry vertical offerings meet the specific needs of our customers across different industries, such as financial services, healthcare and life sciences, manufacturing, automotive and government. Each of our distinct industry offerings provide out-of-the-box, Agentforce-powered capabilities that enable industry customers to leverage the full Agentforce 360 Platform with purpose-built tools that address industry-specific needs and provide the speed and flexibility to keep up with changing times and customer demands. Salesforce’s industry offerings also includes Industries AI – a suite of capabilities for more than 200 industries and a library with resources on how to get started for every industry offering. Industries AI serves as the foundation for creating industry-specific AI agents with Agentforce that can be set up in minutes, work around the clock, and autonomously perform industry-specific business tasks and actions.

Salesforce Starter. We offer Starter Suite, an all-in-one, easy-to-use solution for small and medium-size businesses that brings sales, service, marketing and commerce together. Starter Suite helps businesses launch Salesforce quickly and easily, so they can save time, boost productivity, and manage relationships with all of their customer operations in one centralized location. Starter Suite allows businesses to build a trusted foundation of customer data for advanced AI technology to support efficient business growth.
Business Benefits of Using Our Solutions
The key advantages of our solutions include the following:
•an industry-leading, AI-powered deeply unified platform to create an Agentic Enterprise for business-to-business, business-to-consumer and business-to-employee for the all-digital, work-from-anywhere world;
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
•the ability to infuse trusted AI in the flow of work and create AI agents that help make the customer experience more intelligent, automated and personalized, and enhance employee productivity;
•the ability to collaborate easily with customers, employees, partners and systems;
•modern low-code and no-code tools powered by leading edge AI, which empowers developers and business users to create digital experiences, build agents and configure and automate business processes to fit the needs of any business, accelerating time to value;
•the ability to accelerate adoption and drive results with purpose-built, compliant tools and processes that deliver out-of-the-box functionality, security and interoperability; and
•an enterprise application and agent marketplace and a community of tens of millions of Trailblazers who are passionate developers, admins and experts that use Salesforce to innovate and extend the platform with thousands of partner applications.
Our Business and Growth Strategy
We continue to expand in the growing addressable markets across all of our service offerings. We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and increasing our industry-specific reach with more vertical software solutions. We orient our business strategy and invest for future growth by focusing on the following key priorities:
Expand relationships with existing customers. We see significant opportunities to deepen existing customer relationships through cross-selling and upselling our service offerings. For example, we continue to focus on driving adoption of multiple service offerings, which provides our customers with a one-stop-shop for their front-office business technology needs. As our customers realize the benefits of our entire suite of service offerings, we aim to upgrade the customers’ experience with new products and features and gain additional subscriptions by targeting new functional areas and business units. Finally, we aim to expand our relationships with existing customers through our additional support offerings.
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
Leverage our partner ecosystem. The Agentforce 360 Platform enables customers, independent software vendors (“ISVs”) and third-party developers to create, test and deliver cloud-based applications. These applications can be marketed and sold on the AppExchange, our enterprise cloud marketplace, or sold directly by software vendors. In addition, we rely on our consulting partners to deliver technology solutions and expertise to customers, from large-scale implementations to more limited solutions that help businesses run more efficiently. We continue to work with and invest in our partner ecosystem, including these ISVs and system integrators (“SIs”), to accelerate our reach into new markets and industries.
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
Mergers and Acquisitions and Strategic Investments
We evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property to complement our organic innovation and advance the development of our Agentforce 360 Platform. Our evaluation seeks to confirm that any potential acquisition accelerates our strategy, represents an attractive customer opportunity, provides a pathway to effectively monetize the acquired products and drive significant operational efficiencies and presents a clear timeline for value accretion. Our acquisitions can range in size and complexity, from those that enhance or complement existing products and accelerate development of features to large-scale acquisitions that result in new service offerings. Our goal is to prioritize the use of our balance sheet, through cash and debt, to complete acquisitions.
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
We provide our services through cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking, as well as through infrastructure designed and operated by us but secured within third-party data center facilities. We continue to invest in and expand the deployment of Hyperforce, which allows our platform and applications to be delivered rapidly and reliably to locations worldwide and provides our customers autonomy and control over data residency.
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
•AI-native companies and emerging startups that leverage generative AI and large language models as the core foundation of their architecture, offering highly specialized, autonomous, or automated solutions that may bypass traditional business process workflows or displace established user interfaces;
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
We believe more companies may become competitive threats due to the attractiveness of the markets in which we operate. We also expect our competition to change and evolve as we expand into more markets with new offerings.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than ten percent of our revenues in fiscal years 2026, 2025 or 2024. In addition, we do not have any material dependencies on any specific product, service or particular group or groups.
Customer Service and Support
We offer professional services to help customers achieve business results faster with Salesforce solutions. Our architects and innovation program teams act as advisors to plan and execute digital transformations for our customers. This includes implementation services for multi-offering and complex deployments. We provide best-practices and AI-based recommendations and adoption programs globally. To further accelerate technical delivery, we utilize Forward Deployed Engineers (“FDEs”) who work side-by-side with our customers. FDEs are embedded within customer teams to build tailored AI agents, integrate complex data streams, and ensure that our latest innovations, such as Agentforce, are operationalized rapidly within the customer's unique technical environment. In addition, we provide advanced education, including in-person and online courses, to certify our customers and partners on architecting, administering, deploying and developing our service offerings.
Our global customer support group responds to both business and technical inquiries about the use of our products via the web, telephone, email, social networks and other channels. We provide standard customer support during regular business hours to customers as part of our paying subscription editions. We also offer premier customer support that is either included in a premium success offering or sold for an additional fee, which can include services such as priority access to technical resources, developer support and system administration. In addition, we offer a premier priority support add-on that includes proactive monitoring, rapid incident response and instruction from a dedicated support team knowledgeable about the customer's specific enterprise architecture. With the launch of Agentforce, we have made it easier for customers to find answers by providing an even more intuitive experience on our Salesforce Help page. Agentforce can resolve customer issues swiftly and accurately with answers grounded in our trusted, unstructured content unified in Data 360. By automating simple and repetitive tasks, our support engineers are able to augment and scale their time in a more valuable way.
Sales and Marketing
We sell our services primarily through our direct sales force, which comprises sales personnel based in regional hubs, field sales personnel based in territories close to their customers and self-service offerings.
To a lesser extent, we also utilize a network of partners who refer sales leads to us and assist in selling to prospects. This network includes global consulting firms, system integrators and other partners. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers they refer. We continue to invest in developing additional distribution channels for our subscription services.
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
•customer testimonials and our community of Trailblazers: individuals who drive innovation, grow their careers and transform their businesses using the Agentforce 360 Platform;

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
Human Capital Management
Salesforce is committed to a core set of values: trust, customer success, innovation, equality and sustainability. These core values are the foundation of our company culture, which we believe is fundamental to, and a competitive advantage in, our approach to managing our workforce. We believe our company culture fosters open dialogue, collaboration, recognition and a sense of belonging, all of which allow us to attract and retain the best talent, which is critical for our continued success. For example, our sales, engineering and customer success teams are critical to our ability to grow, innovate, and promote the trust and success of our customers. We believe our efforts in managing our workforce have been effective. Our focus on our workplace environment and a strong company culture has led to recognition and numerous awards across the globe.
As of January 31, 2026, we had 83,334 employees. None of our employees in the United States are represented by a labor union. However, employees of certain foreign subsidiaries are represented by works councils and/or labor unions.
We have continued to invest in equality initiatives, employee impact programs, and workforce development, supported by strong employee engagement and ongoing communications and feedback. For additional information on our workforce, refer to our annual Stakeholder Impact Report, https://salesforce.com/stakeholder-impact-report. Some of our key human capital management initiatives are summarized below:
Equality
We are committed to our longstanding core value of equality – equal opportunities, equal pay for equal work, and the dignity of every person. Our approach to equality is rooted in compliance with federal laws and regulations. We are committed to upholding these legal standards to foster a fair and inclusive workplace. By adhering to these requirements, we support a work environment where all individuals are treated equitably, have access to opportunities, and are protected from discrimination.
Talent and Career Development
We offer a comprehensive portfolio of talent development programs that foster a culture of continuous learning and enable employees to grow with evolving business needs. Our internal talent marketplace, Career Connect, facilitates internal mobility and structured career development plans, while our global learning platform, Trailhead, provides personalized, role-specific content. To help prepare for future-readiness, we anchor development around our Top 10 Enterprise Skills - from Agent & AI Literacy to Strategic Problem Solving - which are embedded into our development processes and quarterly check-ins. These Enterprise Skills are also the foundation of our 4R’s strategy - redesign, reskill, redeploy and rebalance. We want to help our employees build the right skills for the future and afford them the opportunity to grow, learn and be relevant based on the market and business needs. We support external learning through tuition reimbursement and offer structured onboarding, leadership development, and mentorship initiatives. These programs empower employees at all levels to lead and perform effectively in our dynamic environment.
Total Rewards
We believe offering competitive compensation packages and robust benefits is an important factor in our ability to attract, retain and motivate our employees and to help enhance their everyday wellbeing. We use a combination of fixed and variable cash compensation for all employees and award equity compensation to certain employees in the form of restricted stock units and performance-based restricted stock units and options. Eligible employees are also able to participate in our Employee Stock Purchase Plan, which allows employees to purchase our stock at a 15 percent discount up to U.S. Internal Revenue Code limits. We also match up to $10,000 of donations, per employee, to eligible nonprofit organizations. We offer employees benefits that vary by country and are designed to meet or exceed local legal requirements and to be competitive in the marketplace.

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
Employee Engagement and Satisfaction
Our leadership strives for active engagement with our employees through a variety of channels, including all-company meetings and our daily newsletter, The Daily, allowing employees to stay connected with the business and new developments. We also encourage engagement beyond the workplace through our volunteering program, which enables employees to use their time, talent, and resources to make a meaningful impact in their communities. Employees receive seven paid days of volunteer time off each year to support causes that are personal to them. Twice a year, all employees have the opportunity to complete a confidential survey measuring employee engagement and experience, the health of our culture, and how we are living up to our values. This survey is one of several ways we seek to understand employee experience and drive real change across the Company.
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
Risk Factor Summary
Operational and Execution Risks
•Any breaches in our security measures or those of our third-party data center providers, cloud computing platform providers, customers, partners, or other third-party vendors, or the underlying Internet infrastructure that cause unauthorized access to, disclosure, alteration, corruption, destruction or loss of customer data, our data or our IT systems, or disruption of authorized access thereto.
•Any defects or disruptions in our services that diminish demand for our services.

•Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, as well as Internet infrastructure, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements.
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
•A more time-consuming and expensive sales cycle, pricing pressure and implementation and configuration challenges for sales efforts to larger enterprise customers.
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
•Social, ethical, and regulatory issues, including the development, deployment, use or capabilities of AI in our offerings.
•The evolving landscape related to environmental, social and governance matters.
Legal and Regulatory Risks
•Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, increased restriction of cross-border data transfers and other regulatory developments.
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
Risks Related to Owning Our Common Stock
•Fluctuations in our quarterly results.
•Volatility in our stock price and associated litigation.

•Provisions in our governing documents and Delaware law that might discourage, delay or prevent a change of control of the Company or changes in our management.
General Risks
•Volatile and significantly weakened global economic conditions.
•The occurrence of natural disasters and other catastrophic events beyond our control.
•The long-term impact of climate change on our business.
Operational and Execution Risks
If our security measures, or those of our third-party data center providers, cloud computing platform providers, customers, partners, other third-party vendors or the underlying Internet infrastructure, are breached or otherwise compromised, resulting in the unauthorized access to, disclosure, alteration, corruption, destruction or loss of customer data, our data or our IT systems, or disruption of authorized access thereto, our services may be perceived as insecure, customers may reduce or terminate their use of our services, and we may incur significant reputational harm, legal liability, regulatory scrutiny or a negative financial impact.
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial, health and other personal information. Our services and underlying infrastructure have in the past and may in the future be breached or compromised, including, for example, as a result of the following:
•attempts to fraudulently induce our employees, customers, partners, or third-party vendors to disclose sensitive information to gain unauthorized access to our or our customers’ data or IT systems;
•efforts by threat actors, including criminal organizations, state-sponsored actors and nation-states, to launch coordinated cyberattacks or supply chain attacks on our infrastructure or that of our third-party vendors, including through ransomware, destructive malware, distributed denial-of-service attacks or exploitation of previously unknown “zero-day” vulnerabilities;
•attempts to misuse our marketing, advertising, messaging or social products and functionalities to impersonate persons or organizations and disseminate information that is false, misleading or malicious;
•vulnerabilities arising from new technologies and infrastructures, including those from acquisitions, enhancements and updates to our existing products, and the adoption and deployment of AI technologies within our products, services, internal systems, which may introduce novel security, data governance, or operational risks;
•vulnerabilities in products or components within the broad ecosystem in which our services operate and upon which they depend;
•attacks on, or vulnerabilities in, the underlying networks and services that power the Internet on which our products depend, most of which are not under our control or the control of our third-party vendors, partners or customers; and
•employee or contractor errors, omissions or intentional acts that compromise our security systems.
Although we devote significant resources to protecting our data and IT systems, we can provide no assurances that our security measures, including systems and processes designed to protect the confidentiality, integrity and availability of our customers’ and our customers’ customers’ proprietary and sensitive data, will be effective or that a material cybersecurity incident will not occur. Our ability to mitigate these risks may be impacted by the following:
•evolving and increasingly sophisticated techniques used to breach or disrupt IT systems and infrastructure, including the use or exploitation of AI technologies by threat actors to accelerate, scale or personalize cyberattacks, which may increase speed and effectiveness and limit our ability to anticipate, detect or mitigate such threats;
•the increasing complexity of our internal IT systems as we integrate acquired businesses and adopt new technologies and data-sharing models; and
•our limited control over our customers, partners, and third-party vendors (including those authorized by customers to access their data), or over the processing of data by such third parties, which may limit our ability to maintain the integrity or security of such transmissions or processing.
In the normal course of business, we and our customers are and have been the target of malicious cyberattacks and other security threats. Although to date we have not identified any security incidents involving our systems that have had a material financial impact on us, there can be no assurance that future incidents will not be material or significant. As our market presence grows, we may face increased risks of cyberattacks and other security threats. Additionally, as AI technologies, including generative and agentic AI, continue to evolve, threat actors are using and exploiting these technologies to enhance the sophistication, scale, speed and effectiveness of security threats that may be more difficult to detect and defend against. Any delay in detecting, containing, or remediating a cybersecurity incident may result in additional harm, and in certain cases the full scope and impact of any such incident may not be immediately apparent.

A cybersecurity incident could result in unauthorized access to, or the loss or denial of authorized access to, our IT systems or data, or those of our customers, including intellectual property and other proprietary, sensitive or confidential information. We are subject to contractual, regulatory and other legal obligations to notify relevant stakeholders of certain security incidents. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Assessing whether an incident is material or reportable may require complex judgment and investigation, and disclosure of an incident may itself adversely affect our reputation, customer relationships and exposure to legal or regulatory proceedings. A security incident or related disclosure could result in loss of confidence in the security of our services, harm our reputation, negatively impact future sales, disrupt our business operations, increase insurance premiums and result in legal, regulatory and financial liability. Additionally, it may take considerable time for us to investigate and evaluate the full impact of cybersecurity attacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full and reliable information about the incident to our customers, regulators and the public. Further, there can be no assurance that our insurance coverage will be sufficient in type or amount to cover the losses arising from a cybersecurity incident. In addition, prevention, detection, investigation and remediation of actual or suspected vulnerabilities or incidents, including determining whether notification or disclosure is required, may not be straightforward, may result in significant direct and indirect costs, including increased infrastructure and security spending and the diversion of resources from development activities.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
We have in the past and may in the future identify defects in or experience disruptions to our services. Such issues may arise in a variety of circumstances, including from customers using our services in unanticipated ways that disrupt access for other customers; from employee, contractor or other third-party action or inaction; or from the complexity of our services, which incorporate a variety of hardware, proprietary software and third-party and open-source software. Across the industry, cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released.
We have experienced and may in the future experience defects in our, our customers’, or third-party vendors’ products and components, which may create vulnerabilities that inadvertently permit unauthorized access to protected customer data. We can provide no assurance that such defects or vulnerabilities will not occur in the future, have a material adverse effect on our business or subject us to substantial liability. Vulnerabilities in open-source, proprietary or third-party products and components can persist even after security patches have been issued if updates are not timely implemented or if threat actors exploit vulnerabilities before remediation is complete. In some cases, vulnerabilities may not be immediately detected, which may make it difficult to recover critical services and lead to damaged assets.
Since our customers rely on our products and services for important aspects of their operations, errors, defects, service disruptions or other performance issues have in the past adversely impacted our customers and could do so in the future. As a result, customers could elect to not renew their services, delay or withhold payment or make warranty or other claims against us. Such outcomes could reduce future sales, increase in our allowance for doubtful accounts, increase collection cycles and expose us to litigation and related expenses.
Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, as well as Internet infrastructure, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
We rely on third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries, as well as the many different underlying networks and services that power the Internet, to deliver our products and services and operate critical business systems. We also rely on hardware purchased or leased from, software licensed from, and cloud computing platforms provided by third parties in order to offer our products and services, including database software, hardware and data from multiple vendors. Any disruption, degradation or failure of our systems, or those of the third parties on which we rely, could result in service interruptions and harm our business. We have experienced service interruptions and interruptions may occur in the future. As our reliance on these third-party systems increases, and particularly on third-party cloud computing platforms, our exposure to service interruptions and performance or quality issues may also increase. Service interruptions or other performance or quality issues may cause us to issue credits or pay penalties, cause customers to assert warranty or other claims or terminate their subscriptions, and adversely affect attrition rates and our ability to attract new customers, which could reduce revenue. Our business and reputation would also be harmed if our customers and potential customers perceive our services as unreliable.
For many of our offerings, our production environment and customer data are replicated at geographically separate facilities. Certain offerings, including those added through acquisitions, may be delivered through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from events outside of our control, such as natural disasters or supply chain disruptions. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, unanticipated events, problems, operational failures or other disruptions could result in prolonged service interruptions, and there can be no assurance that such interruptions would be remediated without significant cost, in a timely manner or at all.
The hardware, software, data and cloud computing platforms that we rely on, including, for example, the large language models leveraged in our AI offerings, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use such hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or delay the provision of our services until equivalent technology is either developed internally or obtained from third parties and integrated into our systems. There can be no assurance that such replacement technology would be available or implemented in a timely manner or at all.
As we scale our operations, the volume and nature of data processed by our offerings continue to evolve, including as a result of the deployment of AI technologies, and our infrastructure capacity requirements, including network capacity, computing power and energy requirements, may increase as a result. Additionally, increased energy consumption, including as a result of AI adoption, climate-related events, energy market volatility, and power grid disruptions may increase the operational costs related to inputs across our value chain, including for data centers. If we experience significant strains on our data center capacity, whether due to insufficient infrastructure capacity or for other reasons outside of our control, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses, subject us to litigation and harm our reputation and business. As we add data centers and capacity and continue to move to cloud computing platform providers, we move or transfer our data and our customers’ data from time to time. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
As we acquire companies or technologies, we may not realize the expected business or financial benefits and the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
As part of our business strategy, we periodically acquire complementary businesses, joint ventures, services and technologies and intellectual property rights. We continue to evaluate such opportunities and expect to make such acquisitions and other transactions and arrangements in the future, which may involve numerous risks and could create unforeseen operating difficulties and expenditures, including:
•potential failure to achieve the expected benefits on a timely basis or at all;
•potential identified or unknown security vulnerabilities in acquired products or technologies that expose us to additional cybersecurity risks, delay integration into our service offerings, or create challenges in increasing or maintaining the security standards of the acquired technologies;
•difficulty of transitioning the acquired technology onto our existing platforms;
•brand or reputational harm associated with our acquired companies;
•challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including both consumption- and subscription-based revenues and term software license revenue;
•in the case of foreign acquisitions, challenges with integrating operations across different cultures and languages and addressing the particular economic, currency, political, cybersecurity, regulatory and market risks associated with certain countries;
•operational and financial difficulties and strains on resources in integrating acquired operations, technologies, services, platforms and personnel (including cultural integration and retention of employees);
•regulatory challenges from antitrust or other regulatory authorities that may block, delay or impose conditions on the completion of transactions or the integration of acquired operations;
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

Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate acquisitions, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions, and which may affect the risks of owning our common stock. If we finance acquisitions by issuing equity or convertible or other debt securities or taking out loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect our stock price. For example, in connection with our acquisition of Informatica, we entered into the Informatica Credit Agreements on an unsecured basis. In November 2025, the Company borrowed the full $6.0 billion available under the Informatica Credit Agreements to finance a portion of the cash consideration for the acquisition, repay existing indebtedness of Informatica and its subsidiaries, and pay related fees, costs, and expenses. For more information, see Note 9 “Debt” to the consolidated financial statements in Item 8 of Part 2.
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
We continue to experience significant growth in our customer base, including through acquisitions, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments, including in human capital software, agentic AI and other technologies, will be required to scale our operations and increase productivity, address the needs of our customers, develop and enhance our services, expand into new geographic areas and support continued growth. These investments will increase our cost base, making it more difficult to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.
We regularly upgrade or replace our software systems and processes. If the implementations of these new applications are delayed, or if we encounter problems with our new systems and processes or in migrating away from our existing systems and processes, our operations could be negatively impacted. For example, in the second quarter of fiscal 2026, we implemented a new enterprise resource planning system (“ERP”). Among other things, our ERP is essential to our financial planning, reporting, and compliance programs, and any unforeseen problems with our new ERP or in migrating away from previous systems and processes could harm our ability to manage our business.
Our success will depend in part upon the ability of our senior management to plan and manage our projected growth effectively. We must continue to increase the productivity of our existing employees and to hire, train and manage employees as needed. Additionally, changes in our work environment and workforce may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. Furthermore, new AI offerings and technologies, which are integrated into our operations, may disrupt workforce needs and could adversely affect our operations if not managed properly. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
If our customers do not renew their subscriptions or if they reduce subscriptions at renewal, our revenue and current remaining performance obligation could decline and our business may suffer. If customer usage of consumption-based offerings is below expected levels, our revenue could decline. If we cannot accurately predict subscription renewals or upgrade rates or optimal pricing for consumption-based contracts, we may not meet our revenue targets, which may adversely affect our stock price.
Our customers have no obligation to renew their subscriptions after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. Our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes, such as the increased prevalence of consumption-based pricing models and economic downturns.
Our future success depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and customer receptiveness to price changes related to these additional features and services. In addition, the markets and monetization strategies for certain offerings, including Agentforce and Data 360, remain relatively new and uncertain and may present additional risks and challenges.
Periodic changes to our sales organization can be disruptive and may reduce our rate of growth.
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Such changes have in some periods resulted in, and may in the future result in, a reduction of productivity, which could negatively impact our operating results. Further, any significant change to our sales organization’s compensation structure may be disruptive and negatively affect our operating results.
Sales to customers outside the United States expose us to risks inherent in international operations.
We sell our services throughout the world and are subject to risks and challenges associated with international business. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•regional economic and political conditions, natural disasters, acts of war, terrorism and actual or threatened public health emergencies, or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia, and ongoing conflicts, such as the war in Ukraine and the regional conflict in the Middle East;
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
•compliance with complex and evolving governmental laws and regulations, such as those governing AI;
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
Sales to larger enterprise customers may involve more time-consuming and expensive sales cycles, pricing pressure and implementation and configuration challenges, and, for some complex transactions, delayed revenue recognition, all of which could harm our business and operating results.

We may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales to large enterprise customers, including governmental entities and customers in regulated industries. In these market segments, the customer’s decision to use our services is often an enterprise-wide decision and may require us to provide greater levels of education regarding the use and benefits of our services, as well as address other concerns, such as heightened privacy and data protection requirements.
In addition, larger enterprise customers and governmental entities often demand more configuration, integration services and features. These sales opportunities often require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
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
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. We are also substantially dependent on existing development and operations personnel because of the complexity of our services and technologies. Our executive officers, key management, and development and operations personnel could terminate their employment with us at any time. Effective succession planning is important to our long-term success, and changes in our management team or the loss of one or more of our key employees or groups of employees could seriously harm our business.
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and technology services, as well as competition for sales executives, data scientists and development and operations personnel. We have experienced challenges with significant competition in talent recruitment and retention, particularly for engineers with experience in AI, and may not be successful in recruiting or retaining such talent. We have experienced and expect to continue to experience difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. Additionally, our compensation arrangements and benefits may not always be successful in attracting new employees or retaining and motivating our existing personnel. If we fail to attract new personnel or fail to retain current personnel, our business and future growth prospects could be severely harmed.
We have undertaken various restructuring initiatives intended to improve operating margins and continue advancing our ongoing commitment to profitable growth, which have included a workforce reduction, select data center exits, and office space reductions within certain markets. These restructuring actions, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key employees.
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
Our customers sometimes require highly skilled and trained service professionals to successfully implement our applications and depend on our support organization to resolve technical issues relating to our applications. Implementation services may be performed by us, our customers, a third party, or a combination thereof. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If customers are not satisfied with the quality and timing of work or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, our revenue recognition could be impacted and the customer’s dissatisfaction with the services received could negatively impact our ability to sell our other offerings to that customer or retain existing customers. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current or prospective customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services across our varying and diverse offerings. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure or perceived failure to maintain high-quality professional and technical support services could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
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
•AI-native companies and emerging startups that leverage generative AI and large language models as the core foundation of their architecture, offering highly specialized, autonomous, or automated solutions that may bypass traditional business process workflows or displace established user interfaces;
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
In addition, we may face more competition as we expand our service offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, broader suites of service offerings and larger marketing budgets, as well as substantially greater financial, technical, personnel and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller competitors that may be more agile in responding to customers’ demands and offer more targeted and simplified solutions. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or provide competitive pricing, more flexible contracts or faster implementations. Additionally, as we continue to increasingly build AI into many of our offerings, we face more competition as AI technologies are increasingly integrated into the markets in which we compete. New AI offerings may disrupt our service offerings or transform workforce needs and negatively impact demand for our offerings, or our competitors may be able to incorporate AI into their offerings more efficiently or successfully than we are able to and achieve greater and faster adoption. Even if our products and services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our products and services. For all of these reasons, we may not be able to compete successfully against our competitors, which could negatively impact our future sales and harm our business.
Our efforts to expand our service offerings and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
Our efforts to expand our current service offerings may not succeed and may reduce our revenue growth rate. In addition, the markets and monetization strategies for certain offerings, including Agentforce and Data 360, remain relatively new and uncertain and our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we offer certain products, including Agentforce and Data 360, through a consumption-based business model and may increase the number of products through which we do so. We have limited experience with determining optimal pricing for our consumption-based contracts and may have lower levels of customer consumption of our products than we expect which may result in suboptimal pricing. Further, the introduction of future platform changes and upgrades may not result in long term revenue growth.
If we are unable to develop enhancements to, and new features for, our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including its timely completion and introduction and market acceptance, as well as our ability to integrate all our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms, we need to continuously modify and enhance our services to keep pace with changes in these technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in developing these modifications and enhancements or in bringing them to market timely.
Additionally, if we fail to timely anticipate or identify significant technology trends and developments, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed. Uncertainties about the timing and nature of new network platforms or technologies, modifications to existing platforms or technologies, including text messaging capabilities within these platforms, or changes in customer usage patterns thereof could increase our research and development or service delivery expenses or lead to our increased reliance on certain vendors. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
Our continued success depends on our ability to maintain and enhance our brands.
We believe that the brand identities we have developed, including associations with trust, customer success, innovation, equality and sustainability have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands is critical to expanding our base of customers, partners and employees. Our brand strength depends largely on our ability to remain a technology leader and provide high-quality innovative products, services and features in a secure, reliable manner that enhances our customers’ success even as we scale and expand our services. In order to maintain and enhance the strength of our brands, we have made and may in the future make substantial investments to expand or improve our product offerings and services, including our investments in data and AI technologies, or we may enter new markets that may be accompanied by initial complications or ultimately prove to be unsuccessful.
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
We manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise cloud companies, technology startups and system integrators. While we invest in companies that we believe are digitally transforming their industries, advancing responsible generative AI, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives, we may still experience unforeseen reputational harm associated with our investments. Our investments range from early- to late-stage companies, including investments made concurrent with a company’s initial public offering. Investments in early-stage companies are inherently speculative, as these companies may not yet be revenue-generating and could still be in the process of developing their products and services at the time of our investment. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. Our investments may face challenges from regulatory authorities potentially resulting in unexpected costs, delays, or unfavorable conditions imposed on transactions involving our investment portfolio. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. All of our investments are subject to a risk of partial or total loss of invested capital.
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
Social, ethical, and regulatory issues, including the development, deployment, use or capabilities of AI in our offerings, may result in reputational harm, legal liability and increased compliance costs.
Policies we adopt or choose not to adopt, on social and ethical issues, particularly regarding the development, deployment or use of our products, may be viewed as controversial by employees, customers, potential customers, or regulators who have varied, evolving and oftentimes conflicting expectations. These perceptions have in the past, and may in the future, impact our ability to attract or retain employees and customers and may result in negative publicity or reputational harm. Our decisions about whether to conduct business with potential customers, or whether to continue or expand relationships with existing customers, may also impact our stakeholder relationships and reputation. Actions taken by our customers or employees, including through the use or misuse of our products or technologies for unlawful activities, improper information sharing or other harmful purposes, may result in reputational harm, regulatory scrutiny or legal liability. Regulatory frameworks such as the EU Digital Services Act (“DSA”), the EU AI Act and other rapidly evolving and sometimes conflicting global laws and regulations related to AI, privacy and consumer protection could increase compliance costs, restrict features or data flows, delay launches and expose us to penalties or litigation.
We are increasingly building AI into many of our offerings, including generative and agentic AI. As with many technical innovations, AI offerings, such as Agentforce, and our Agentforce 360 Platform present additional risks and challenges that could affect customer adoption and therefore our business. For example, the development and deployment of AI offerings, including those involving information regarding our customers’ customers, raise emerging ethical, legal and operational considerations. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment or other social concerns, we may experience new or heightened governmental or regulatory scrutiny, investigations, enforcement actions, fines or penalties and reputational or competitive harm.
As we develop and deploy AI applications in our products and services, including in customer-facing contexts, the speed, scale and complexity of related data processing may increase. AI applications may be targeted or misused, or may perform in ways that are inaccurate, biased, unreliable or otherwise harmful, or that implicate personal or proprietary data in ways that may be difficult to anticipate, detect or control. Such issues could result in regulatory scrutiny, litigation, contractual disputes, loss of customer trust or reputational harm.
Inadequate or ineffective AI development, testing, deployment, content labeling, governance, monitoring or oversight, whether by us or others, could result in our AI applications not operating as intended or with reduced functionality, reduced acceptance of our products and services or diminished confidence in the decisions, predictions, analysis or other content that our AI applications produce. Such risks may be heightened as AI applications are integrated into a broader range of our products and services. This could subject us to regulatory scrutiny, competitive harm, legal liability and reputational damage.
We may rely in part on third-party models, datasets, cloud infrastructure or other technologies in developing or offering certain AI applications. Our reliance on such third parties exposes us to risks relating to performance, availability, security vulnerabilities, intellectual property claims, licensing restrictions, cost increases or changes in terms of service. If a third-party provider modifies, suspends or terminates access to its models, data or infrastructure, or if such technologies fail to perform as expected, our ability to offer, scale or support certain AI applications may be adversely affected, and we may incur additional costs to mitigate such impacts.
The rapid evolution of AI technologies and related regulatory requirements will require the allocation of significant resources to develop, test, monitor and maintain our products and services in order to comply with applicable laws and regulations and to address concerns relating to accuracy, bias, transparency, explainability, security and data provenance. Uncertainty surrounding new and emerging AI applications, including generative AI content creation and AI agents, may require additional investment in compliance programs, governance frameworks, licensing arrangements, documentation, auditing and risk mitigation processes, which may be complex, costly and could impact our profit margins. Moreover, expansion of our AI capabilities to content generation, including through Agentforce and other generative AI offerings, introduces additional risks and responsibilities.
AI technologies may produce content that is inaccurate, misleading, biased, offensive or unsafe, and may implicate privacy, security or intellectual property rights, including through the generation of copyrighted or other protected material. If our customers or others rely on such content to their detriment, or if regulators or rights holders assert claims relating to AI-generated content, we may be exposed to litigation, regulatory investigations, enforcement actions, indemnification obligations, monetary penalties or other liabilities, or reputational harm. Developing, testing and deploying AI technologies may also increase the cost profile of our offerings due to the computing costs required. If we are unable to effectively mitigate these risks, or if our mitigation efforts result in excessive costs, our reputation, business, operating results and financial condition may be adversely affected.
The evolving landscape related to environmental, social and governance matters may expose us to risks that could adversely affect our reputation and performance.
Equality and sustainability are core values of the Company. In furtherance of these values, we have in the past and may in the future establish and disclose quantitative and qualitative statements related to equality and sustainability matters, which are subject to numerous risks and dependencies. The proliferation of regulations and guidance addressing climate, human capital and other topics at the regional, state and national levels has required and may continue to require significant effort and resources, and our practices, processes and controls may not ensure compliance with evolving standards. Further, various regulations or guidance may conflict with each other, making universal compliance challenging as a multinational company, and our status as a government contractor in various jurisdictions, including but not limited to the U.S. where we are headquartered, may also result in greater exposure or differentiated obligations or requirements with which we would seek to comply. The standards and frameworks for tracking and reporting on these matters continue to evolve, and our use, interpretation or application of such frameworks and standards may change from time to time or differ from those of other companies, which may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies. In addition, our practices and disclosures may not satisfy, appropriately respond to the concerns of or be supported by all investors, customers, partners, regulators, enforcement authorities or other stakeholders, whose expectations and requirements are evolving, varied, and oftentimes conflicting. Any violation of, non-compliance with or failure to meet such expectations or requirements, or negative publicity related to our practices or disclosures, could result in harm to our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or service provider, could expose us to increased scrutiny or to regulatory or enforcement actions or litigation, and could cause us to incur increased costs to address or defend against such actions.
Legal and Regulatory Risks
Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfers and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet continues to evolve, as federal, state and foreign governments adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, storage, hosting, transfer, use and other processing of data. The volume, complexity and scope of these regulatory requirements may continue to increase, including in response to heightened geopolitical tensions. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on us as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), and similar laws that have passed, gone into effect or are being considered in numerous other U.S. states, impose obligations on us and many of our customers, potentially as both a covered business and service provider.
These laws continue to evolve and expand, including through the adoption of new comprehensive data protection regimes such as India’s Digital Personal Data Protection Act 2023, and through the introduction of additional implementing rules and regulations in various jurisdictions. As a result, we and our customers may become subject to additional regulatory burdens. New EU laws, including the DSA, the Data Act and the AI Act, have also been adopted and, depending on how they are implemented, interpreted and enforced, may impose additional rules, restrictions or compliance requirements on the development, deployment or use of our products and services, including AI-enabled features.
Historically, certain legal frameworks have provided safe harbors to companies that host or transmit content provided by others, including limitations on liability for monetary damages arising from copyright infringement or defamation based on customer-provided content. There is increasing legislative, regulatory and judicial scrutiny of these safe harbors, and ongoing legal efforts to repeal, narrow or limit these protections that were previously available to us. The loss or further erosion of these protections may require us to alter, limit or discontinue certain of our services, or may impose additional contractual terms on customers to mitigate potential liability for customer misconduct.

Compliance with these laws and regulations may require us to make changes to our practices, products or services to enable us or our customers to meet applicable legal requirements, and may increase our potential liability exposure through new or higher potential penalties, fines, investigations or litigation, including in connection with data breaches. Privacy and data protection laws and regulations are also subject to differing interpretations and may be inconsistent or conflicting across jurisdictions. These factors have increased scrutiny from customers, particularly those in the public sector and highly regulated industries and may be perceived differently from customer to customer. In addition, we may be subject to increased liability exposure or regulatory scrutiny related to the use of certain technologies associated with the collection, management or processing of data, including the use of cookies and similar technologies. These developments could reduce demand for our services, require us to take on more onerous contractual obligations, restrict our ability to store, transfer and otherwise process data or, in some cases, limit our or our customers’ ability to offer our services in certain locations, deploy our solutions, reach current or prospective customers, or derive insights from customer data on a global basis. For example, statutory damages available through a private right of action for certain data breaches under the CCPA may increase our and our customers’ potential liability exposure and the demands customers place on us.
In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that previously permitted transfers of personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the use of Standard Contractual Clauses (“SCCs”) as a lawful transfer mechanism, the decision created ongoing uncertainty regarding EU-to-U.S. data transfers. While the EU and U.S. governments have since adopted the EU-U.S. Data Privacy Framework to facilitate such transfers and address the concerns raised by the CJEU, it remains uncertain whether this framework will withstand future legal challenges. As a result, regulators may continue to interpret the CJEU’s decision and the reasoning underlying it as significantly restricting certain cross-border data transfers increasing the cost and complexity of providing our services in certain markets. Certain countries outside of the EEA have enacted or are considering enacting laws that require varying degrees of local data residency or localization. Additionally, recent governmental actions and geopolitical developments have increased the perceived risk that our services, particularly in the EU, could be disrupted, suspended or terminated.
The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation or slow the pace at which we close sales transactions particularly where customers request specific warranties or broad indemnities for noncompliance with privacy laws, any of which could harm our business.
In addition to government activity, privacy advocates and industry groups have established or may establish new self-regulatory standards or voluntary certification requirements that customers may expect us to meet. If we are unable to maintain required certifications or comply with such standards, our ability to provide our services to certain customers could be adversely affected. We have also observed increased private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could result in litigation, harm to our business, reputational harm or liability. For example, in 2020 we were named as a defendant in a legal proceeding brought by a Dutch privacy advocacy group (the Privacy Collective) on behalf of certain Dutch citizens alleging violations of the GDPR and Dutch Telecommunications Act. Although the claims were initially dismissed, that decision was later reversed on appeal, and that matter remains pending before the Dutch Supreme Court. Although we believe we have strong defenses in these or similar matters, current or future claims of this nature could cause reputational harm or liability. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact regulatory enforcement priorities, require our cooperation with regulators and increase the cost of compliance with applicable privacy regulations.
Furthermore, the uncertain and evolving regulatory environment and broader trust climate may heighten concerns regarding data privacy, cybersecurity, and artificial intelligence, particularly where advanced analytics or automated functionality is involved, which could cause our customers or their end users to limit the data they provide or their use of our products and services. Even the perception that personal data is not adequately protected or that our products or services do not comply with applicable regulatory requirements could inhibit sales, reduce adoption of our offerings or otherwise adversely affect our business.
Industry-specific regulations and other requirements and standards are evolving and industry-specific laws, regulations, interpretive positions or standards could harm our business.
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing, AI services and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect may have an adverse impact on our business and results. Any inability in the future to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers may harm our business and adversely affect our results.
Further, in some cases, industry-specific, regionally-specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. This is also true with respect to the global proliferation of laws regulating the financial services industry, including its use of cloud services. In Europe, the Digital Operational Resilience Act (“DORA”) aims to ensure the resilience of the EU financial sectors, including through mandatory risk management, incident reporting, resilience testing and third-party outsourcing restrictions. The UK has implemented similar legislation and other countries may follow.
Further, jurisdictions are increasingly applying existing data privacy, consumer protection and other laws to AI, including emerging AI technologies such as generative AI, and are also enacting, or considering enacting, AI-specific legal frameworks, such as the EU AI Act, and the Utah Artificial Intelligence Policy Act, the Colorado Artificial Intelligence Act and the draft CCPA regulations on automated decision-making technology. As these laws and regulations are implemented, interpreted and enforced, they may impose additional compliance obligations or restrictions on our products, services or business practices. Any failure, or perceived failure, by us to comply with applicable AI-related legal requirements could have an adverse impact on our business.
There are also various statutes, regulations and regulatory rulings governing direct email marketing and text messaging, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission orders, which impose significant restrictions on the use of telephone calls and text messages to mobile telephone numbers without prior consent. We have been, and may in the future be, subject to class action and individual lawsuits alleging that one of our businesses or customers violated the TCPA or similar communications-based laws. A determination that we or our customers failed to comply with such requirements could expose us to significant statutory damages or other liabilities that could, individually or in the aggregate, materially harm our business. In addition, many jurisdictions across the world are considering, or have begun implementing, changes to antitrust and competition laws, regulations or interpretative positions intended to enhance competition in digital markets or address practices perceived to be anticompetitive. These developments may result in new or expanded legal or regulatory obligations that require changes to our business practices, increased compliance costs, or other measures that could adversely affect our business and operating results.
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
Any adverse determination or settlement could prevent us from offering our services to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our current or future operating results, including our results of operations or cash flows in a particular period.
Any failure to obtain registration or protection of our intellectual property rights could impair our ability to protect our proprietary technology and our brand, causing us to incur significant expenses and harm our business.
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, affecting our brand, causing us to incur significant expenses and harming our business. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have many U.S. patents and pending U.S. and international patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Similar uncertainty applies to our U.S. and international trademark registrations and applications. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property rights in the U.S. and elsewhere. Additionally, the intellectual property ownership and license rights, including copyright, surrounding AI technologies, which we are increasingly building into our product offerings, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and some U.S. governmental entities and courts have expressed the view that U.S. copyright and patent protection should be limited to protecting inventions and works of authorship created by humans. If this position becomes widely accepted, intellectual property ownership and license rights, including copyright, may be limited, or not available at all, for inventions or works developed in part or wholly by AI technologies. Furthermore, the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims related to AI training or output. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available and legal changes and uncertainty in various countries’ intellectual property regimes may result in making conduct that we believe is lawful to be deemed violative of others’ rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard-setting activity, our contribution to open source projects, various competition law regimes or the need to obtain licenses from others may require us to license our intellectual property in certain circumstances. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
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
We may be subject to risks from governmental sanctions and export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
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
If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our business could be harmed and our stock price could decline.
Due to the unpredictability of future general economic and financial market conditions, we may not be able to realize our projected revenue growth plans. We plan our expense and investment levels based on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. Additionally, if sales through indirect channels or for consumption-based product offerings increase, this may lead to greater difficulty in forecasting revenue and anticipated rate of growth. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future. If we are not able to provide continued operating margin expansion, our business could be harmed and our stock price could decline.
Unanticipated changes in our effective tax rate and additional tax liabilities and global tax developments may impact our financial results.
We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in the tax effects of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. For example, as a result of the One Big Beautiful Bill Act (“OBBBA”), we could be subject to Corporate Alternative Minimum Tax (“CAMT”). While certain changes brought forth by the OBBBA, notably, the immediate deduction of domestic research and development expenditures favorably impact our cash flows from operating activities, our tax provision may be adversely impacted to the extent additional clarification or interpretive guidance related to the OBBBA is released, or if there are changes to our valuation allowance assessment related to CAMT.
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
Global tax developments may have a material impact to our business, cash flows, or financial results. For example, heightened interest in multinationals participating in the digital economy led many countries to adopt Pillar Two, a 15% corporate minimum tax proposed by the Organization for Economic Cooperation and Development (“OECD”). In January 2026, the OECD introduced new guidance including a "side-by-side safe harbor" which, if elected, exempts U.S. parented groups from certain provisions of Pillar Two. However, the election does not relieve foreign subsidiaries from certain jurisdiction specific minimum taxes. The guidance will need to be incorporated into local tax legislation to be effective.
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
As of January 31, 2026, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $5.0 billion Credit Facility, as well as the Informatica Credit Agreements. Although there were no outstanding borrowings under the Credit Facility as of January 31, 2026, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. In November 2025, we borrowed the full $6.0 billion available under the Informatica Credit Agreements to finance a portion of the cash consideration for our acquisition of Informatica, repay existing indebtedness of Informatica and its subsidiaries, and pay related fees, costs, and expenses.
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
Our ability to meet our expense and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt or contractual obligations resulting from our leases. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business.
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
Our quarterly results have fluctuated, and are likely to fluctuate in the future, as a result of a number of known and unknown factors, including: the factors described in this Item 1, Part 1A of this Annual Report; the cyclical nature and seasonality of our sales cycle and our customers’ businesses, especially our Commerce service offering customers; the global economic impact of geopolitical events, including ongoing conflicts and uncertainty about the interest rate environment; the timing of contract execution and term software license sales; the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business; the timing of commission, bonus and other compensation payments to employees; expenses related to our real estate or changes in the nature or extent of our use of existing real estate, including our office leases and data centers; expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur, including litigation or other dispute-related settlement payments; and equity or debt issuances, including as consideration in or in conjunction with acquisitions. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically been our largest collections and operating cash flow quarter. Many of these factors are outside of our control, and the occurrence of one or more of them might negatively and materially impact our operating results.
Our stock price is likely to be volatile and could subject us to litigation.
The stock market in general, and the market for technology companies in particular, has historically been highly volatile. Accordingly, our stock price has been and is likely to continue to be subject to wide fluctuations. Our stock price could be affected by many factors, some of which are beyond our control, including: the factors described in this Item 1, Part 1A of this Annual Report; announcements or rumors by us or our competitors regarding technological innovations, new services or service enhancements, strategic alliances, mergers, other strategic acquisitions or significant agreements, customer additions, customer cancellations or delays in customer purchases; investor sentiment regarding AI-related business models, our competitors, and our industry in general; variations in our financial results and how those results compare to analyst expectations; changes to guidance or long-range targets, in the estimates of our operating results or in recommendations by securities analysts that follow our stock; variations in investors’ or analysts’ valuation metrics and modeling for our business; the issuance of, changes to, or our ability to meet or exceed, our forward-looking guidance and long-range targets, estimates or recommendations by analysts, or expectations of investors, analysts or others; the coverage of our business in the press, social media, and analyst community; the economy as a whole, geopolitical conditions, including global trade and health concerns, market conditions in our and our customers’ industries, and financial institution instability; trading activity by our stockholders, including institutional or activist investors; changes in the amounts and frequency of share repurchases or dividends; issuance of equity, debt or other convertible securities; changes to our credit ratings; and issues impacting our brand and reputation.
Some companies that have experienced volatility in their stock price have been the subject of securities class action litigation, such as the securities litigation brought against Slack before our acquisition. Such litigation, whether against us or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and any liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.
Provisions in our governing documents and Delaware law might discourage, delay or prevent a change of control of the Company or changes in our management and, therefore, depress our stock price.
Our certificate of incorporation and bylaws contain provisions that could depress our stock price by acting to discourage, delay or prevent a change in control of the Company or changes in our management that our stockholders may deem advantageous. These provisions among other things:
•permit the Board to establish the number of directors;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a stockholder meeting;
•permit the Board to make, alter or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Geopolitical crises, natural disasters and other catastrophic events beyond our control have in the past and may in the future materially adversely affect us.
Geopolitical crises, natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our people, operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, as well as the business operations of our customers and third-party providers or suppliers that we rely on, are subject to interruption by geopolitical crises, natural disasters, fire, power or water shutoffs or shortages, telecommunications failures, terrorist attacks, acts of violence, political and/or civil unrest, acts of war or other military actions, actual or threatened public health emergencies and other events beyond our control. For example, the occurrence of regional conflicts, epidemics or a global pandemic have in the past and may in the future materially affect how we and our customers operate our businesses, as well as our operating results and cash flows. Although we maintain crisis management and disaster response plans, if such catastrophic events occur it could make it difficult or impossible for us to deliver our services to our customers or negatively impact demand for our services, which could materially and adversely affect our financial condition and operating results.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing appropriate environmental programs and partnering with organizations who are focused on mitigating their own climate-related risks, there are inherent climate-related risks where our business is conducted. In particular, increased energy consumption, including as a result of AI-related growth, climate-related events, energy market volatility, and power grid disruptions, may increase the operational costs related to inputs across our value chain, including for data centers. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally are projected to continue to experience climate-related events at increased frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs. These events in turn have impacts on inflation risks, the cost and availability of insurance, food security, water security (including for water availability for data center cooling), energy security and on our employees’ health, productivity and well-being. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, as well as the business of the companies we invest in, third-party providers or suppliers that we rely on, and our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

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
Board Oversight and Governance
As mentioned above, the Board established the Committee to provide dedicated oversight of cybersecurity-related management, strategy, initiatives, risks, threats and remediation activities. The Committee receives regular presentations, reports and updates from the Company’s Chief Infrastructure and Trust Officer (“CITO”), Chief Information Security Officer (“CISO”), and other members of management on developments regarding the Company’s cybersecurity program, broader cybersecurity trends, evolving industry standards, the threat environment and other topics. After each quarterly meeting of the Committee, the Board receives a report from the Chair of the Committee with an update on the Company’s oversight of cybersecurity risks and mitigation efforts. The Committee also receives periodic reports from an experienced outside consultant with information security expertise providing insights on key focus areas to aid in the Committee’s oversight of the Company’s cybersecurity program.
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
Management Oversight and Governance
The CITO, reporting to the Company’s Chief Engineering & Customer Success Officer (“C/E”), together with the CISO, reporting to the CITO, are responsible for designing and implementing a security program and strategy based on the mandate provided by the Board and senior management. The CITO and CISO each have extensive experience in the management of cybersecurity risk programs, having served in various leadership roles in information technology and information security for over 20 years and 15 years, respectively. The CITO also holds an undergraduate degree in computer science. We believe the Company’s business leaders, including our CEO, CFO, C/E and CLO, who have experience managing cybersecurity risk at the Company and at similar companies, have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.
The CITO, in coordination with the CISO and other members of senior management, works collaboratively across the Company to implement a program designed to help protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company are tasked with addressing cybersecurity threats and responding to cybersecurity incidents. Through ongoing communications with these teams, the CITO, CISO, and senior management are able to be informed promptly about, and monitor the prevention, detection, investigation, mitigation and remediation of, cybersecurity threats. These teams are expected to operate pursuant to documented plans and playbooks that include processes for escalation of incidents to leadership and to the Committee and Board, as appropriate, based on the severity level of a cybersecurity incident. In addition, the Company periodically consults with outside advisors and experts to assist with assessing, identifying and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk management environment.
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
ITEM 2.    PROPERTIES
As of January 31, 2026, our executive and principal offices for sales, marketing, professional services, development and administration consisted of approximately 1.0 million square feet of leased and owned property in the San Francisco Bay Area. Excluded from this amount is approximately 2.2 million square feet of leased and owned property in the San Francisco Bay Area that is currently leased to others, or available for lease.
We also lease office space for our operations in various locations throughout the United States, as well as office space in a number of countries in Europe, North America, Asia, South America, Africa and Australia.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our current executive officers as of February 28, 2026 (in alphabetical order):

Name	Age	Position
Marc Benioff	61	Chair of the Board, CEO and co-Founder
Parker Harris	59	Director, Chief Technology Officer, Slack and co-Founder
Miguel Milano	57	President and Chief Revenue Officer
Sabastian Niles	46	President and Chief Legal Officer
Sundeep Reddy	53	Executive Vice President and Chief Accounting Officer
Srinivas Tallapragada	56	President and Chief Engineering Officer and Customer Success Officer
Robin Washington	63	Director, President and Chief Operating and Financial Officer
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
Sabastian Niles has served as our President and Chief Legal Officer since July 2023 and Corporate Secretary since December 2024. As the leader of Salesforce’s global legal and corporate affairs organization, he oversees how the Company navigates evolving opportunities, risks and regulations in alignments with its commitment to robust corporate governance and ethical practices. Prior to joining Salesforce, Mr. Niles was a Partner at Wachtell, Lipton, Rosen & Katz, where he practiced law from September 2006 to July 2023. Mr. Niles received his B.S., B.A. and B.S. in Finance, Economics and Decision & Information Sciences, respectively, from the University of Maryland and J.D. from Harvard Law School.
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
Robin Washington has served as a Director since September 2013, including as Lead Independent Director from 2022 to 2025, and as President and Chief Operating and Financial Officer since March 2025. Ms. Washington previously served as Executive Vice President and Chief Financial Officer of Gilead Sciences, Inc. from May 2008 to November 2019 and as Chief Financial Officer of Hyperion Solutions Corporation from January 2006 to June 2007. Prior to that, she served in a number of executive finance positions at PeopleSoft. Ms. Washington also currently serves on the board of directors of Alphabet Corporation. Ms. Washington is a Certified Public Accountant and received her B.B.A from the University of Michigan and M.B.A. from Pepperdine University.

PART II.
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “CRM.”
Dividend Policy
For the fiscal year ended January 31, 2025 and 2026 we announced the following dividends (in millions, except dividend per share):

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Amount (in millions)
Fiscal 2026
April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
October 31, 2025	September 17, 2025	October 9, 2025	$0.416	$400
January 31, 2026	December 18, 2025	January 8, 2026	$0.416	$395
Fiscal 2025
April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
July 31, 2024	July 9, 2024	July 25, 2024	$0.40	$388
October 31, 2024	September 18, 2024	October 8, 2024	$0.40	$385
January 31, 2025	December 18, 2024	January 9, 2025	$0.40	$388
In February 2026, the Board declared a $0.44 dividend per share that is payable on April 23, 2026 to stockholders of record as of the close of business on April 9, 2026.
The payment of future cash dividends is subject to future declaration by our Board, which will be based in part on continued capital availability, general economic and market conditions, applicable laws and agreements and our Board continuing to determine that the declaration of dividends is in the best interests of the Company and its stockholders.
Stockholders
As of January 31, 2026, there were 366 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer"), the Nasdaq 100 Index and the Dow Jones Industrial Average for each of the last five fiscal years ended January 31, 2026, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer, Nasdaq 100 Index and Dow Jones Industrial Average assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of Salesforce, Inc.

300
250
200
150
100
50
DOLLARS
Fiscal 2021
Fiscal 2022
Fiscal 2023
Fiscal 2024
Fiscal 2025
Fiscal 2026
Salesforce
S&P 500 Index
Nasdaq Computer
Nasdaq 100 Index
Dow Jones Industrial Average

	1/31/2021	1/31/2022	1/31/2023	1/31/2024	1/31/2025	1/31/2026
Salesforce	$100	$103	$74	$125	$151	$94
S&P 500 Index	100	122	110	130	163	187
Nasdaq Computer	100	125	97	151	198	257
Nasdaq 100 Index	100	116	94	133	166	198
Dow Jones Industrial Average	100	117	114	127	149	163
Recent Sales of Unregistered Securities
In connection with acquisitions made during the three months ended January 31, 2026, the Company issued: 19,633 shares of its common stock on November 3, 2025; 20,231 shares of its common stock on November 21, 2025; and 32,960 shares of its common stock on December 1, 2025. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.
Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended January 31, 2026 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2025	5	$237.71	5	$20,703
December 2025	5	$256.60	5	$19,416
January 2026	6	$234.94	6	$17,892
Total	16		16
(1)    The Board authorized the Share Repurchase Program, which commenced in fiscal 2023. In September 2025, the Board authorized an additional $20.0 billion in repurchases under the Share Repurchase Program, for an aggregate total authorized of $50.0 billion. In February 2026, the Board authorized $50.0 billion in share repurchases under the Share Repurchase Program that replaced the previous remaining unpurchased authorization. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase

Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
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
The following section generally discusses fiscal 2026 and 2025 items and year-to-year comparisons between fiscal 2026 and 2025, as well as certain fiscal 2024 items. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal 2025 and 2024 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Overview
Salesforce is a global leader in customer relationship management (“CRM”) technology, helping organizations of any size become agentic enterprises. Founded in 1999, we bring humans, agents, apps, and data together on a trusted, unified platform to unlock growth and innovation.
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
We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and expanding our industry-specific reach with more vertical software solutions. These growth levers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics drive higher annual revenues and have lower attrition rates than our company average. In addition to these growth levers, our mergers and acquisitions framework has included several acquisitions that have accelerated our agentic roadmap, including our October 2025 acquisition of Regrello Corp. (“Regrello”) and our November 2025 acquisition of Informatica, Inc. (“Informatica”). These acquisitions bring in key talent and technology to accelerate innovation.
We are also focused on reducing our operating expenses to improve our operating margin. We have undertaken various restructuring initiatives to improve operating margins and continue advancing our ongoing commitment to profitable growth, which has included a reduction of our workforce, office space and data centers within certain markets. We continue to evaluate and operationalize future programs to drive further operational efficiencies, optimize our management structure and increase cost optimization efforts to realize long-term sustainable growth. We expect to continue to experience improvements in our operating expenses as a percentage of revenue, which could include various restructuring initiatives or measured hiring initiatives to drive operational efficiencies.
Highlights from Fiscal 2026
•Revenue: For fiscal 2026, revenue was $41.5 billion, an increase of ten percent year-over-year.

•Income from Operations: For fiscal 2026, income from operations was $8.3 billion as compared to $7.2 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 20 percent for fiscal 2026 compared to approximately 19 percent in the prior year period.
•Net Income per Share: For fiscal 2026, diluted net income per share was $7.80 as compared to diluted net income per share of $6.36 from a year ago.
•Cash: Cash provided by operations for fiscal 2026 was $15.0 billion, an increase of 15 percent year-over-year. Total cash, cash equivalents and marketable securities as of January 31, 2026 was $9.6 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of January 31, 2026 was approximately $72.4 billion, an increase of 14 percent year-over-year. Current remaining performance obligation as of January 31, 2026 was approximately $35.1 billion, an increase of 16 percent year-over-year.
•Share Repurchase Program: For fiscal 2026, we repurchased approximately 50 million shares of our common stock for approximately $12.7 billion as compared to 30 million shares for approximately $7.8 billion from a year ago.
•Dividend Program: For fiscal 2026, we paid approximately $1.6 billion in dividends and dividend equivalents as compared to $1.5 billion from a year ago.
•Informatica Acquisition: In November 2025, we completed our acquisition of Informatica, an AI-powered enterprise cloud data management platform, for approximately $9.6 billion. Informatica contributed approximately $0.4 billion of revenue in fiscal 2026.
During fiscal 2026, we experienced strong momentum in Agentforce, Slack and Data 360, bolstered by the acquisition of Informatica. As we have a diversified portfolio of AI-enabled products and a customer base spanning geographies, segments, and industries, demand for our offerings has remained relatively resilient.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Total revenues in the fiscal year ended January 31, 2026 was positively impacted by approximately one percent in foreign currency fluctuations compared to the fiscal year ended January 31, 2025. Our current remaining performance obligation growth as of January 31, 2026 compared to January 31, 2025 was positively impacted by three percent compared to what would have been reported using constant currency rates. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2026, for example, refer to the fiscal year ending January 31, 2026.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 95 percent of our total revenues for fiscal 2026.
Subscription and support revenues primarily include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for fiscal 2026.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. As of January 31, 2026, our attrition rate, excluding Slack self-service and current year acquisitions, was approximately eight percent.
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
Cost of subscription and support revenues primarily consists of expenses related to our employee-related costs, which includes salaries, benefits and stock-based compensation expense, delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, and allocated overhead. Our cost of subscription and support revenues also includes amortization of certain acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology. Also included in the cost of subscription and support revenues are expenses incurred supporting the free user base of Slack, including third-party hosting costs and employee-related costs specific to customer experience and technical operations.

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
Restructuring
Restructuring consists of charges related to employee transition, severance payments, employee benefits and stock-based compensation, as well as data center exits, office space reductions and impairment charges associated with long-lived assets. Restructuring excludes allocated overhead.
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
Business Combinations. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired, as well as liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.
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
Strategic Investments. Accounting for strategic investments in privately held debt and equity securities in which we do not have a controlling interest or significant influence requires us to make significant estimates and assumptions. Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and these valuations require our judgment due to the absence of market prices and inherent lack of liquidity. The carrying values of our privately held equity securities are adjusted if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value for these investments, we utilize the most recent data available and apply valuation methods, including the market approach, the common stock equivalent (“CSE”) method, and option pricing models (“OPM”), adjusted to reflect the specific rights and preferences of the classes of securities we hold. Such information available to us from investee companies is supplemented with estimates such as volatility and expected time to liquidity.
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
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

4	Fiscal Year Ended January 31,
	2026	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Subscription and support	$39,388	95%	$35,679	94%	$32,537	93%
Professional services and other	2,137	5	2,216	6	2,320	7
Total revenues	41,525	100	37,895	100	34,857	100
Cost of revenues (1)(2):
Subscription and support	6,796	16	6,198	16	6,177	18
Professional services and other	2,474	6	2,445	7	2,364	7
Total cost of revenues	9,270	22	8,643	23	8,541	25
Gross profit	32,255	78	29,252	77	26,316	75
Operating expenses (1)(2):
Research and development	5,993	15	5,493	15	4,906	14
Sales and marketing	14,345	35	13,257	35	12,877	37
General and administrative	3,000	7	2,836	7	2,534	7
Restructuring	586	1	461	1	988	3
Total operating expenses	23,924	58	22,047	58	21,305	61
Income from operations	8,331	20	7,205	19	5,011	14
Gains (losses) on strategic investments, net	1,017	3	(121)	0	(277)	(1)
Other income	172	0	354	1	216	1
Income before provision for income taxes	9,520	23	7,438	20	4,950	14
Provision for income taxes	(2,063)	(5)	(1,241)	(4)	(814)	(2)
Net income	$7,457	18%	$6,197	16%	$4,136	12%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Fiscal Year Ended January 31,
	2026	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Cost of revenues	$692	2%	$750	2%	$978	3%
Sales and marketing	995	2	901	2	891	2
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Fiscal Year Ended January 31,
	2026	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Cost of revenues	$553	1%	$518	1%	$431	1%
Research and development	1,162	3	1,091	3	972	3
Sales and marketing	1,287	3	1,205	3	1,062	3
General and administrative	478	1	367	1	299	1
Restructuring	29	0	2	0	23	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of
	January 31, 2026	January 31, 2025
Cash, cash equivalents and marketable securities	$9,565	$14,032
Unearned revenue	24,317	20,743
Remaining performance obligation	72.4	63.4
Principal due on our outstanding debt obligations (1)	14,500	8,500
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Fiscal Year Ended January 31, 2026 and 2025
Revenues

	Fiscal Year Ended January 31,		Variance
(in millions)	2026	2025	Dollars	Percent
Subscription and support	$39,388	$35,679	$3,709	10%
Professional services and other	2,137	2,216	(79)	(4)
Total revenues	$41,525	$37,895	$3,630	10%
The increase in subscription and support revenues for fiscal 2026 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term software licenses, which are recognized at a point in time, represented approximately six percent of total subscription and support revenues for fiscal 2026 and 2025. Subscription and support revenues accounted for approximately 95 percent and 94 percent of our total revenues for fiscal 2026 and 2025, respectively.
The decrease in professional services and other revenues for fiscal 2026 was primarily due to less demand for larger, multi-year transformation engagements, which may continue in the near term.
The acquisition of Informatica in November 2025 contributed approximately $399 million of revenue in fiscal 2026.

Subscription and Support Revenues by Service Offering(1)
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2026	As a % of Total Subscription and Support Revenues	2025	As a % of Total Subscription and Support Revenues	Growth Rate
Agentforce Sales	$9,028	23%	$8,322	23%	8%
Agentforce Service	9,818	25	9,054	25	8
Agentforce 360 Platform, Slack and Other (2)	8,882	22	7,247	21	23
Agentforce Marketing and Agentforce Commerce	5,428	14	5,281	15	3
Agentforce Integration and Agentforce Analytics	6,232	16	5,775	16	8
Total	$39,388	100%	$35,679	100%	10%
(1) In the third quarter of fiscal 2026, we renamed our service offerings to reference Agentforce. There were no changes in the allocation of revenue between these service offerings as a result of this change.
(2) Agentforce 360 Platform, Slack and Other revenue for the year ended January 31, 2026 includes $388 million in subscription and support revenue from Informatica, Inc. (“Informatica”), which we acquired in November 2025.
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
Revenues by Geography

	Fiscal Year Ended January 31,
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues	Growth Rate
Americas	$27,193	65%	$25,143	67%	8%
Europe	10,017	25	8,891	23	13
Asia Pacific	4,315	10	3,861	10	12
Total	$41,525	100%	$37,895	100%	10%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was primarily due to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. Foreign currency positively impacted the year over year fluctuations in revenue by approximately one percent.
Cost of Revenues

	Fiscal Year Ended January 31,				Variance Dollars
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues
Subscription and support	$6,796	16%	$6,198	16%	$598
Professional services and other	2,474	6	2,445	7	29
Total cost of revenues	$9,270	22%	$8,643	23%	$627
For fiscal 2026, the increase in cost of revenues in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and an increase to service delivery expenses partially offset by a decrease in amortization of purchased intangibles. Cost of revenues as a percentage of total revenues during fiscal 2026 decreased by one percent from the same period a year ago due to our total revenues growth outpacing our cost of revenues growth, which was partially offset by the scaling of our service delivery expenses.

We intend to continue to invest additional resources in our AI, agentic and cloud services to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may cause our cost of revenues as a percentage of revenues to fluctuate over time due to changes in demand for our service offerings.
Operating Expenses

	Fiscal Year Ended January 31,				Variance Dollars
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues
Research and development	$5,993	15%	$5,493	15%	$500
Sales and marketing	14,345	35	13,257	35	1,088
General and administrative	3,000	7	2,836	7	164
Restructuring	586	1	461	1	125
Total operating expenses	$23,924	58%	$22,047	58%	$1,877
For fiscal 2026, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. Research and development expenses as a percentage of total revenues during fiscal 2026 was consistent with the same period a year ago.
We expect that research and development expenses will likely remain consistent as a percentage of revenue over time as we continue to invest in the development of new, and improve existing, technologies, including AI, agents and our Data 360 service offerings, and the integration of acquired technologies, including our November 2025 acquisition of Informatica.
For fiscal 2026, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and increased amortization of purchased intangibles primarily associated with the Informatica acquisition. Sales and marketing expenses as a percentage of total revenues during fiscal 2026 was consistent with the same period a year ago.
We expect that sales and marketing expenses may decrease as a percentage of revenues over time as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity, which includes the use of AI and agents.
For fiscal 2026, the increase in general and administrative expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and professional services expenses, which were partially offset by a decrease in bad debt expenses. General and administrative expenses as a percentage of total revenues during fiscal 2026 was consistent with the same period a year ago.
We expect that general and administrative expenses may decrease as a percentage of revenues over time as we continue to invest in process efficiency initiatives, which includes the use of AI and agents.
In fiscal 2026, approximately $586 million of costs were incurred related to our restructuring initiatives, which was primarily related to employee transitions, severance payments and employee benefits, as well as select data center exits. We do not expect to incur significant additional charges in connection with our restructuring initiatives in the near term.
Other Income and Expenses

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2026	2025
Gains (losses) on strategic investments, net	$1,017	$(121)	$1,138
Other income	172	354	(182)
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to observable price adjustments related to our privately held equity securities, our publicly held equity securities and other adjustments including impairments. Our strategic investment portfolio continues to be affected by market conditions for companies in which we hold private securities, including the pace of technological change driven by artificial intelligence and volatility in public equity markets. For fiscal 2026, the gain on our strategic investment portfolio was primarily driven by unrealized gains on privately held equity investments of $1.5 billion partially offset by impairments on privately held investments of $496 million. Our mark-to-market unrealized gains in fiscal 2026 were driven largely by $1.2 billion in gains from one privately held equity investment.

Other income primarily consists of interest income on our marketable securities portfolio, which is partially offset by interest expense on our debt as well as our finance leases. Other income decreased in fiscal 2026 primarily due to a decrease in investment income from lower interest rates. We expect that interest expense may increase due to the outstanding balance related to the Informatica Credit Agreements.

Provision For Income Taxes

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2026	2025
Provision for income taxes	$(2,063)	$(1,241)	$(822)
Effective tax rate	22%	17%
We recorded a tax provision of $2.1 billion on pretax income of $9.5 billion for fiscal 2026. Our effective tax rate increased from a year ago primarily due to lower tax benefits from foreign-derived intangible income deduction and stock-based compensation. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including acquisitions, changes to our operating structure and other macroeconomic factors.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to US corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal 2026 and others in the subsequent years. The changes had an immaterial impact to the Company’s tax provision in fiscal 2026.
Fiscal Year Ended January 31, 2025 and 2024
For a discussion of the year ended January 31, 2025 compared to the year ended January 31, 2024, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2025.
Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $9.6 billion and accounts receivable of $14.3 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement (as defined below), which provides the ability to borrow up to $5.0 billion in unsecured financing (the “Credit Facility”) as of January 31, 2026, also serves as a source of liquidity.
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
Our cash tax profile was impacted by OBBBA primarily due to the immediate deduction of the domestic research and development expenditures. Moreover, the OBBBA brought into scope other provisions of the U.S. tax code. Guidance that clarifies these provisions could change our future cash taxes.

Cash Flows
For fiscal years ended January 31, 2026, 2025, and 2024 our cash flows were as follows (in millions):

4	Fiscal Year Ended January 31,
	2026	2025	2024
Net cash provided by operating activities	$14,996	$13,092	$10,234
Net cash used in investing activities	(8,590)	(3,163)	(1,327)
Net cash used in financing activities	(8,079)	(9,429)	(7,477)
Operating Activities
The net cash provided by operating activities during fiscal 2026 was primarily comprised of net income of $7.5 billion, adjusted for non-cash items, including $3.6 billion of depreciation and amortization and $3.5 billion of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during fiscal 2026 was further benefited by the changes in accounts payable and accrued expenses and other liabilities of $1.0 billion and unearned revenue of $2.9 billion, partially offset by the change in accounts receivable, net of $2.2 billion and costs capitalized to obtain revenue contracts, net of $2.8 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
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
Investing Activities
The net cash used in investing activities during fiscal 2026 was primarily related to net outflows for acquisitions of $9.3 billion, which is primarily associated with $8.1 billion, net, related to the Informatica acquisition, as well as net outflows from strategic investment activity of $1.8 billion and capital expenditures of $594 million, partially offset by net inflows from marketable securities activity of $3.0 billion.
The net cash used in investing activities during fiscal 2025 was primarily related to net outflows for acquisitions of $2.7 billion, net outflows from strategic investment activity of $413 million and capital expenditures of $658 million, partially offset by net inflows from marketable securities activity of $642 million.
Financing Activities
The net cash used in financing activities during fiscal 2026 was primarily related to $12.6 billion used for repurchases of common stock and $1.6 billion related to payments of dividends and equivalents, partially offset by $6.0 billion of proceeds from the Informatica credit agreements and $1.0 billion of proceeds from equity plans.
The net cash used in financing activities during fiscal 2025 was primarily related to $7.8 billion used for repurchases of common stock, $1.5 billion related to payments of dividends and $1.0 billion related to repayments of debt, partially offset by $6.0 billion from proceeds of the issuance of debt and $1.5 billion from proceeds from equity plans.
Debt
As of January 31, 2026, we had senior unsecured debt outstanding, with maturities starting in April 2028 and extending through July 2061 with a total carrying value of $8.4 billion. We were in compliance with all debt covenants as of January 31, 2026.
In October 2024, we entered into a Credit Agreement with the lenders and issuing lenders party thereto, and Bank of America, N.A., as administrative agent (the “Revolving Loan Credit Agreement”). The Revolving Loan Credit Agreement replaced the Credit Agreement, dated December 23, 2020 (as amended, the “Prior Credit Agreement”), among us, the lenders and the issuing lenders party thereto, and Citibank, N.A., as administrative agent, which provided for a $3.0 billion unsecured revolving credit facility that was scheduled to mature on December 23, 2025. There were no outstanding borrowings under the Prior Credit Agreement. The Revolving Loan Credit Agreement provides for a $5.0 billion Credit Facility and matures in

October 2029. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of January 31, 2026.
In June 2025, we entered into a 364-day Credit Agreement that provided us with the ability to borrow up to $4.0 billion (the “364-day Informatica Credit Agreement”) and a three-year Credit Agreement that provides us with the ability to borrow up to $2.0 billion (the “Three-year Informatica Credit Agreement” and, together with the 364-day Informatica Credit Agreement, the “Informatica Credit Agreements”), both on an unsecured basis, to finance a portion of the cash consideration for the acquisition of Informatica, the repayment of certain debt of Informatica and the payment of fees, costs and expenses related thereto. In November 2025, as part of the acquisition of Informatica, we borrowed the full $6.0 billion available under the credit facilities associated with the Informatica Credit Agreements, which was outstanding as of January 31, 2026.
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
We repurchased the following under the Share Repurchase Program (in millions, except average price per share):

	2026			2025			2024
	Shares	Average price per share	Amount	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Fiscal year ended January 31,	50	$254.21	$12,677	30	$260.12	$7,757	36	$210.30	$7,674
All repurchases were made in open market transactions. As of January 31, 2026, we were authorized to purchase a remaining $17.9 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to January 31, 2026, we have incurred approximately $1.4 billion through February 25, 2026 for additional shares repurchased under the Share Repurchase Program.
In February 2026, the Board authorized $50.0 billion in share repurchases under the Share Repurchase Program that replaced the previous remaining unpurchased authorization.
Dividends
We announced the following dividends:

Quarter Ended	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2026
April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
October 31, 2025	September 17, 2025	October 9, 2025	$0.416	$400
January 31, 2026	December 18, 2025	January 8, 2026	$0.416	$395
Fiscal 2025
April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
July 31, 2024	July 9, 2024	July 25, 2024	$0.40	$388
October 31, 2024	September 18, 2024	October 8, 2024	$0.40	$385
January 31, 2025	December 18, 2024	January 9, 2025	$0.40	$388
In February 2026, the Board declared a $0.44 dividend per share that is payable on April 23, 2026 to stockholders of record as of the close of business on April 9, 2026.
The declaration and payment of future cash dividends is subject to the Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. As of January 31,

2026, the future noncancellable minimum payments under these commitments were approximately $3.6 billion, with payments of $0.9 billion due in the next 12 months and $2.7 billion due thereafter. In addition to our leasing arrangements, we have other contractual commitments associated with agreements that are enforceable and legally binding, including those with infrastructure service providers. As of January 31, 2026 our total commitments under these agreements were approximately $16.7 billion, of which payments of $3.7 billion are due in the next 12 months and $13.0 billion are due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During fiscal 2026 and in future years, we have made, and expect to continue to make, additional investments in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure service providers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
As of January 31, 2026, we expect approximately $220 million to $250 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs, such as severance payments. We generally expect to satisfy these commitments with cash on our balance sheet and cash provided by operating activities.
Stakeholder Impact
We believe that business is the greatest platform for change. Guided by our values, we work to earn the trust of our stakeholders. Transparency is key to trust, which is why we have published an annual Stakeholder Impact Report for over ten years to keep our stakeholders informed and to hold ourselves accountable to our sustainability, impact and equality strategies. Our disclosures in these areas are also informed by topics identified through relevancy assessments and third-party ESG reporting organizations, frameworks and standards. Read more about these initiatives and view our Stakeholder Impact Report at https://salesforce.com/stakeholder-impact-report. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
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
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Latin America, Asia Pacific and Japan. The expanding global scope of our business exposes us to the risk of fluctuations in foreign currency markets, including emerging markets. This exposure is the result of selling in multiple currencies, operating in countries where the functional currency is the local currency and growth in our international investments, including infrastructure expansion, costs associated with third-party infrastructure providers and additional headcount in foreign countries. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar and Brazilian Real against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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

Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during fiscal 2026 was positively impacted by approximately one percent due to fluctuations in foreign currencies compared to fiscal 2025. In addition, fluctuations in foreign currencies positively impacted our current remaining performance obligation growth rate as of January 31, 2026 by approximately three percent compared to what we would have reported as of January 31, 2025 using constant currency rates.
Interest Rate Sensitivity
As of January 31, 2026, we had cash, cash equivalents and marketable securities totaling $9.6 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at January 31, 2026 could result in a $31 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2025, we had cash, cash equivalents and marketable securities totaling $14.0 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $61 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt

We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of January 31, 2026	Interest Terms	Contractual Interest Rate
364-day Informatica Credit Agreement (1)	November 2026	$4,000	Floating	4.42%
Three-year Informatica Credit Agreement (1)	November 2028	2,000	Floating	4.42
Revolving Loan Credit Agreement	October 2029	0	Floating	N/A
2028 Senior Notes	April 2028	1,500	Fixed	3.70
2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
2031 Senior Notes	July 2031	1,500	Fixed	1.95
2041 Senior Notes	July 2041	1,250	Fixed	2.70
2051 Senior Notes	July 2051	2,000	Fixed	2.90
2061 Senior Notes	July 2061	1,250	Fixed	3.05
(1) The 364-day and Three-year Informatica Credit Agreements were drawn in November 2025 upon the acquisition of Informatica. The contractual interest rate represents the weighted-average for the period outstanding.
The borrowings under the Informatica Credit Agreements bear interest at a fluctuating rate per annum equal to, at our option, an alternate base rate or term Secured Overnight Financing Rate (“SOFR”), in each case, plus an applicable margin calculated based on our credit ratings. As of January 31, 2026, the entire amount available was outstanding under the Informatica Credit Agreements.
Any borrowings under our Revolving Loan Credit Agreement bear interest, at our option, at a base rate plus a spread of 0.00% or an adjusted benchmark rate plus a spread of 0.50% to 0.85%, in each case, with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of January 31, 2026, there was no outstanding borrowing amount under the Credit Facility.
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
Strategic Investments
As of January 31, 2026, our strategic investment portfolio consisted of investments in over 450 companies with a combined carrying value of $7.6 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 35 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of January 31, 2026 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of January 31, 2026
Publicly held equity securities	$3	$3	$(1)	$5
Privately held equity securities	6,151	2,481	(1,090)	7,542
Total equity securities	$6,154	$2,484	$(1,091)	$7,547
Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. These investments are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure of a company, may impact the magnitude by which our investment value moves in relation to changes in the total fair value of that company. For example, our five largest privately held equity securities represent $3.5 billion in total strategic investments as of January 31, 2026. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $292 million. We anticipate future volatility in our consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Salesforce, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salesforce, Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Business Combinations – Valuation of intangible assets
Description of the Matter
As described in Note 7 to the consolidated financial statements, the Company completed the acquisition of Informatica, Inc. during fiscal year 2026 for total net consideration of $9.6 billion. In connection with this acquisition, management recognized customer relationship and developed technology intangible assets of $3.5 billion. The valuation of the customer relationship and developed technology intangible assets is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining their estimated fair value. In particular, the fair value estimates for the acquired assets are sensitive to changes in assumptions for revenue growth and operating expenses.
Auditing management’s valuation of customer relationship and developed technology intangibles is complex due to the auditor judgement required to evaluate management’s assumptions used in determining the fair value of these assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the determination of the fair value of customer relationship and developed technology intangible assets. This included controls over management’s development of the assumptions described above.
To test the estimated fair value of the customer relationship and developed technology intangible assets, we performed audit procedures that included, among others, evaluating the significant assumptions used by the Company to develop the forecasted revenue growth rates and projected operating expenses, including validating the completeness and accuracy of the underlying data supporting the assumptions and estimates. We performed sensitivity analyses to evaluate the changes in the fair value of the assets that would result from changes in the assumptions and compared the more sensitive significant assumptions used by management to current industry and competitor data, the Company’s own historical results and to the historical results of the acquired business. In addition, we involved a valuation specialist to assist in our evaluation of the methodology used by the Company and the significant assumptions underlying the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Francisco, California
March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Salesforce, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Salesforce, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Salesforce, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Informatica, Inc. (Informatica) and Regrello Corp. (Regrello), which are included in the 2026 consolidated financial statements of the Company and constituted approximately one percent of consolidated total assets and net assets, as of January 31, 2026, and less than one percent of consolidated total revenues and total operating expenses, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Informatica and Regrello.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
March 2, 2026

Salesforce, Inc.
Consolidated Balance Sheets
(in millions)

	January 31, 2026	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,327	$8,848
Marketable securities	2,238	5,184
Accounts receivable, net	14,339	11,945
Costs capitalized to obtain revenue contracts, net	2,075	1,971
Prepaid expenses and other current assets	2,243	1,779
Total current assets	28,222	29,727
Property and equipment, net	3,120	3,236
Operating lease right-of-use assets, net	2,003	2,157
Noncurrent costs capitalized to obtain revenue contracts, net	2,985	2,475
Strategic investments	7,591	4,852
Goodwill	57,941	51,283
Intangible assets acquired through business combinations, net	6,815	4,428
Deferred tax assets and other assets, net	3,628	4,770
Total assets	$112,305	$102,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$8,253	$6,658
Operating lease liabilities, current	548	579
Unearned revenue	24,317	20,743
Debt, current	4,000	0
Total current liabilities	37,118	27,980
Noncurrent debt	10,439	8,433
Noncurrent operating lease liabilities	2,189	2,380
Other noncurrent liabilities	3,417	2,962
Total liabilities	53,163	41,755
Commitments and contingencies (See Notes 6 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600 shares authorized, 1,073 and 1,056 shares issued as of January 31, 2026 and 2025, respectively, and 929 and 962 shares outstanding as of January 31, 2026 and 2025, respectively	1	1
Treasury stock, at cost	(32,228)	(19,507)
Additional paid-in capital	68,835	64,576
Accumulated other comprehensive income (loss)	313	(266)
Retained earnings	22,221	16,369
Total stockholders’ equity	59,142	61,173
Total liabilities and stockholders’ equity	$112,305	$102,928

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

4	Fiscal Year Ended January 31,
	2026	2025	2024
Revenues:
Subscription and support	$39,388	$35,679	$32,537
Professional services and other	2,137	2,216	2,320
Total revenues	41,525	37,895	34,857
Cost of revenues (1)(2):
Subscription and support	6,796	6,198	6,177
Professional services and other	2,474	2,445	2,364
Total cost of revenues	9,270	8,643	8,541
Gross profit	32,255	29,252	26,316
Operating expenses (1)(2):
Research and development	5,993	5,493	4,906
Sales and marketing	14,345	13,257	12,877
General and administrative	3,000	2,836	2,534
Restructuring	586	461	988
Total operating expenses	23,924	22,047	21,305
Income from operations	8,331	7,205	5,011
Gains (losses) on strategic investments, net	1,017	(121)	(277)
Other income	172	354	216
Income before provision for income taxes	9,520	7,438	4,950
Provision for income taxes	(2,063)	(1,241)	(814)
Net income	$7,457	$6,197	$4,136
Basic net income per share	$7.85	$6.44	$4.25
Diluted net income per share	$7.80	$6.36	$4.20
Shares used in computing basic net income per share	950	962	974
Shares used in computing diluted net income per share	956	974	984
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Cost of revenues	$692	$750	$978
Sales and marketing	995	901	891
(2) Amounts include stock-based compensation expense, as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Cost of revenues	$553	$518	$431
Research and development	1,162	1,091	972
Sales and marketing	1,287	1,205	1,062
General and administrative	478	367	299
Restructuring	29	2	23

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

4	Fiscal Year Ended January 31,
	2026	2025	2024
Net income	$7,457	$6,197	$4,136
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	543	(66)	(11)
Unrealized gains on marketable securities	44	31	83
Other comprehensive income, before tax	587	(35)	72
Tax effect	(8)	(6)	(23)
Other comprehensive income, net	579	(41)	49
Comprehensive income	$8,036	$6,156	$4,185

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2023	1,009	1	(28)	(4,000)	55,047	(274)	7,585	58,359
Common stock issued	26	0	0	0	1,994	0	0	1,994
Common stock repurchased	0	0	(36)	(7,692)	0	0	0	(7,692)
Stock-based compensation	0	0	0	0	2,800	0	0	2,800
Other comprehensive income, net of tax	0	0	0	0	0	49	0	49
Net income	0	0	0	0	0	0	4,136	4,136
Balance at January 31, 2024	1,035	1	(64)	(11,692)	59,841	(225)	11,721	59,646
Common stock issued	21	0	0	0	1,535	0	0	1,535
Common stock repurchased	0	0	(30)	(7,815)	0	0	0	(7,815)
Stock-based compensation	0	0	0	0	3,200	0	0	3,200
Other comprehensive loss, net of tax	0	0	0	0	0	(41)	0	(41)
Cash dividends declared	0	0	0	0	0	0	(1,549)	(1,549)
Net income	0	0	0	0	0	0	6,197	6,197
Balance at January 31, 2025	1,056	1	(94)	(19,507)	64,576	(266)	16,369	61,173
Common stock issued	17	0	0	0	1,062	0	0	1,062
Common stock withheld related to net share settlement of equity awards	0	0	0	0	(325)	0	0	(325)
Common stock repurchased	0	0	(50)	(12,721)	0	0	0	(12,721)
Stock-based compensation	0	0	0	0	3,522	0	0	3,522
Other comprehensive loss, net of tax	0	0	0	0	0	579	0	579
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(1,605)	(1,605)
Net income	0	0	0	0	0	0	7,457	7,457
Balance at January 31, 2026	1,073	1	(144)	(32,228)	68,835	313	22,221	59,142

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Cash Flows
(in millions)

4	Fiscal Year Ended January 31,
	2026	2025	2024
Operating activities:
Net income	$7,457	$6,197	$4,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	3,631	3,477	3,959
Amortization of costs capitalized to obtain revenue contracts, net	2,197	2,095	1,925
Stock-based compensation expense	3,509	3,183	2,787
(Gains) losses on strategic investments, net	(1,017)	121	277
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(2,160)	(490)	(659)
Costs capitalized to obtain revenue contracts, net	(2,811)	(2,121)	(1,872)
Prepaid expenses and other current assets and other assets	819	(1,495)	(843)
Accounts payable and accrued expenses and other liabilities	1,014	1,089	(478)
Operating lease liabilities	(567)	(548)	(621)
Unearned revenue	2,924	1,584	1,623
Net cash provided by operating activities	14,996	13,092	10,234
Investing activities:
Business combinations, net of cash acquired	(9,268)	(2,734)	(82)
Purchases of strategic investments	(1,958)	(539)	(496)
Sales of strategic investments	184	126	108
Purchases of marketable securities	(3,763)	(6,879)	(3,761)
Sales of marketable securities	4,414	4,143	1,511
Maturities of marketable securities	2,395	3,378	2,129
Capital expenditures	(594)	(658)	(736)
Net cash used in investing activities	(8,590)	(3,163)	(1,327)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	6,000	0	0
Repurchases of common stock	(12,596)	(7,829)	(7,620)
Payments for taxes related to net share settlement of equity awards	(351)	0	0
Proceeds from employee stock plans	1,039	1,540	1,954
Principal payments on financing obligations	(584)	(603)	(629)
Repayments of debt	0	(1,000)	(1,182)
Payments of dividends and dividend equivalents	(1,587)	(1,537)	0
Net cash used in financing activities	(8,079)	(9,429)	(7,477)
Effect of exchange rate changes	152	(124)	26
Net increase (decrease) in cash and cash equivalents	(1,521)	376	1,456
Cash and cash equivalents, beginning of period	8,848	8,472	7,016
Cash and cash equivalents, end of period	$7,327	$8,848	$8,472
(1) Includes amortization of intangible assets acquired through business combinations, depreciation of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Fiscal Year Ended January 31,
	2026	2025	2024
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$276	$233	$254
Income taxes, net of tax refunds	$1,282	$2,061	$1,027

See accompanying Notes.

Salesforce, Inc.
Notes to Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the deeply unified Agentforce 360 Platform, the Company delivers a single source of truth, connecting customer data with integrated artificial intelligence (“AI”) across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. During the third quarter of fiscal 2025, the Company introduced Agentforce, a new layer of the trusted Agentforce 360 Platform that enables companies to build and deploy AI agents that can respond to inputs, make decisions and take action autonomously across business functions. Agentforce includes a suite of customizable agents for use across sales, service, marketing and commerce. Since its founding in 1999, the Company has enabled companies of every size and industry to transform their businesses in the digital-first world, pioneering innovations in cloud, mobile, social, analytics and AI.
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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions which have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Agentforce 360 Platform and are deployed in a nearly identical manner, and the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated net income basis. Additionally, the measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.
The Company’s significant segment expenses, which are the expenses included in operating income as well as gains (losses) on strategic investments, and other segment items, which includes other income and provision for income taxes, are included in the Company’s consolidated statement of operations. Additionally, further components of the Company’s measure of profit or loss, which is consolidated net income, are included throughout the Company’s financial statements.

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
No single customer accounted for ten percent or more of accounts receivable as of January 31, 2026 and January 31, 2025. No single customer accounted for ten percent or more of total revenue during fiscal 2026 and 2025. As of January 31, 2026 and January 31, 2025, assets located outside the Americas were 16 percent and 17 percent of total assets, respectively. As of January 31, 2026 and January 31, 2025, assets located in the United States were 82 percent and 81 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise cloud companies, technology startups and system integrators. As of January 31, 2026, two of the Company’s privately held investments had carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 35 percent of the portfolio in the aggregate. As of January 31, 2025, the Company held four investments, all privately held, with carrying values that were individually greater than five percent of its strategic investments portfolio and represented approximately 24 percent of the portfolio in the aggregate.
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
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining revenue contracts related to noncancellable Cloud Services subscription, ongoing Cloud Services support and license support and updates. For contracts with term software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force on new and renewal contracts, the associated payroll and benefit costs, and success fees paid to partners.
Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which is longer than the typical initial contract period, but reflects the estimated average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluates both qualitative and quantitative factors which included the estimated life cycles of its offerings and its customer attrition. Additionally, the Company amortizes capitalized costs for renewals over two years.
The capitalized amounts are recoverable through future revenue streams under all noncancellable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for fiscal 2026 and 2025.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen. The Company’s derivative financial instruments program is not conducted for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institutions' nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of outstanding foreign currency derivative contracts as of January 31, 2026 and January 31, 2025 was $11.9 billion and $10.7 billion, respectively.
Outstanding foreign currency derivative contracts are recorded at fair value on the consolidated balance sheets. Unrealized gains or losses due to changes in the fair value of these derivative contracts, as well as realized gains or losses from their net settlement, are recognized as other income in the consolidated statements of operations consistent with the offsetting gains or losses resulting from the remeasurement or settlement of the underlying foreign currency denominated receivables and payables.
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
The Company has entered into subleases or has made decisions and taken actions to sublease or discontinue use of certain leased assets. Similar to other long-lived assets discussed below, management tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to discontinue use prior to the end of the minimum lease term or subleases, in the case of office space, for which estimated cash flows do not fully cover the costs of the associated lease.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within gains (losses) on strategic investments, net in the consolidated statements of operations.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $0.8 billion, $1.0 billion, and $1.1 billion for fiscal 2026, 2025 and 2024, respectively.
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
New Accounting Pronouncements Adopted in Fiscal 2026
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 in the fourth quarter of fiscal 2026 on a retrospective basis.
New Accounting Pronouncements Pending Adoption
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
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings (1)
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Agentforce Sales	$9,028	$8,322	$7,580
Agentforce Service	9,818	9,054	8,245
Agentforce 360 Platform, Slack and Other (2)	8,882	7,247	6,611
Agentforce Marketing and Agentforce Commerce	5,428	5,281	4,912
Agentforce Integration and Agentforce Analytics	6,232	5,775	5,189
	$39,388	$35,679	$32,537
(1) In the third quarter of fiscal 2026, the Company renamed its service offerings to reference Agentforce. There were no changes in the allocation of revenue between these service offerings as a result of this change.
(2) Agentforce 360 Platform, Slack and Other revenue for the year ended January 31, 2026 includes $388 million in subscription and support revenue from Informatica, Inc. (“Informatica”), which the Company acquired in November 2025.
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Americas	$27,193	$25,143	$23,289
Europe	10,017	8,891	8,128
Asia Pacific	4,315	3,861	3,440
	$41,525	$37,895	$34,857

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during fiscal 2026, 2025, and 2024, respectively. No other country represented more than ten percent of total revenue during fiscal 2026, 2025 and 2024.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $818 million as of January 31, 2026 as compared to $724 million as of January 31, 2025, and are included in prepaid expenses and other current assets and deferred tax assets and other assets, net on the consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Fiscal Year Ended January 31,
	2026	2025
Unearned revenue, beginning of period	$20,743	$19,003
Billings and other (1)	45,099	39,635
Revenue recognized over time	(39,041)	(35,628)
Revenue recognized at a point in time	(2,484)	(2,267)
Unearned revenue, end of period	$24,317	$20,743
(1) Other includes, for example, the impact of foreign currency translation as well as contributions from contract assets and business combinations, including $651 million from Informatica as of the acquisition date.
Revenue recognized over time primarily includes Cloud Services subscription and support revenue, which is generally recognized ratably over time, and professional services and other revenue, which is generally recognized ratably or as delivered.
Revenue recognized at a point in time substantially consists of term software licenses.
Approximately 50 percent of total revenue recognized in fiscal 2026 was from the unearned revenue balance as of January 31, 2025.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2026 (1)	$35.1	$37.3	$72.4
As of January 31, 2025	$30.2	$33.2	$63.4
(1) Includes approximately $2.2 billion of remaining performance obligation related to Informatica.

3. Investments
Marketable Securities
As of January 31, 2026, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,343	$10	$0	$1,353
U.S. treasury securities	168	2	0	170
Mortgage-backed obligations	32	0	(1)	31
Asset-backed securities	618	4	0	622
Municipal securities	17	0	0	17
Commercial paper	30	0	0	30
Covered bonds	1	0	0	1
Other	14	0	0	14
Total marketable securities	$2,223	$16	$(1)	$2,238
As of January 31, 2025, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,574	$6	$(23)	$2,557
U.S. treasury securities	546	0	(4)	542
Mortgage-backed obligations	128	0	(6)	122
Asset-backed securities	1,218	3	(4)	1,217
Municipal securities	108	0	(1)	107
Commercial paper	506	0	0	506
Covered bonds	29	0	(2)	27
Other	106	0	0	106
Total marketable securities	$5,215	$9	$(40)	$5,184
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	January 31, 2026	January 31, 2025
Due within 1 year	$460	$2,081
Due in 1 year through 5 years	1,777	3,098
Due in 5 years through 10 years	1	5
	$2,238	$5,184
Interest income from marketable securities for fiscal year ended January 31, 2026, 2025, and 2024 was $539 million, $647 million, and $527 million, respectively, and is included in other income in the consolidated statements of operations.
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2026 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$5	$7,415	$127	$7,547
Other investments	0	0	44	44
Balance as of January 31, 2026	$5	$7,415	$171	$7,591

Strategic investments by form and measurement category as of January 31, 2025 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$69	$4,617	$125	$4,811
Other investments	0	0	41	41
Balance as of January 31, 2025	$69	$4,617	$166	$4,852
The Company holds investments in, or management agreements with, variable interest entities (“VIEs”) which the Company does not consolidate because it is not considered the primary beneficiary of these entities. The carrying value of VIEs within strategic investments was $160 million and $484 million, as of January 31, 2026 and January 31, 2025, respectively.
Gains (losses) on Strategic Investments, Net
The components of gains (losses) on strategic investments, net were as follows (in millions):

4	Fiscal Year Ended January 31,
	2026	2025	2024
Unrealized gains (losses) recognized on publicly traded equity securities, net	$(4)	$(16)	$29
Unrealized gains recognized on privately held equity securities, net	1,470	358	119
Impairments on privately held equity securities and other investments	(496)	(582)	(466)
Unrealized gains (losses), net	970	(240)	(318)
Realized gains (losses) on sales of securities, net	47	119	41
Gains (losses) on strategic investments, net	$1,017	$(121)	$(277)
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $1.5 billion and $385 million and impairments and downward adjustments of $511 million and $583 million for fiscal 2026 and 2025, respectively. Upward adjustments to measurement alternative investments in fiscal 2026 included $1.2 billion in gains from one privately held equity investment.
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

The following table presents information about the Company’s assets that were measured at fair value as of January 31, 2026 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,393	$0	$1,393
Money market mutual funds	3,204	0	0	3,204
Cash equivalent securities	0	567	0	567
Marketable securities:
Corporate notes and obligations	0	1,353	0	1,353
U.S. treasury securities	0	170	0	170
Mortgage-backed obligations	0	31	0	31
Asset-backed securities	0	622	0	622
Municipal securities	0	17	0	17
Commercial paper	0	30	0	30
Covered bonds	0	1	0	1
Other	0	14	0	14
Strategic investments:
Equity securities	5	0	0	5
Total assets	$3,209	$4,198	$0	$7,407
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheets in addition to $2.2 billion of cash, as of January 31, 2026.
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach, the common stock equivalent (“CSE”) method, and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held equity securities and other investments amounted to $7.6 billion and $4.8 billion as of January 31, 2026 and January 31, 2025, respectively.
5. Property and Equipment, Net and Other Balance Sheet Accounts
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2026	2025
Land	$357	$293
Buildings and building improvements	500	492
Computers, equipment and software	4,104	4,345
Furniture and fixtures	245	232
Leasehold improvements	1,617	1,556
Property and equipment, gross	6,823	6,918
Less accumulated depreciation and amortization	(3,703)	(3,682)
Property and equipment, net	$3,120	$3,236
Depreciation and amortization of fixed assets totaled $1.2 billion, $1.0 billion and $1.1 billion during fiscal 2026, 2025 and 2024, respectively.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of January 31, 2026 included approximately $3.3 billion of accrued compensation as compared to $2.8 billion as of January 31, 2025.
6. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates. The leases have noncancellable remaining terms of 1 year to 20 years, some of which include options to extend for up to 6 years, and some of which include options to terminate within 1 year.

The components of lease expense were as follows (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Operating lease cost	$614	$684	$1,041

Finance lease cost:
Amortization of right-of-use assets	$375	$303	$264
Interest on lease liabilities	25	28	29
Total finance lease cost	$400	$331	$293
Supplemental cash flow information related to operating and finance leases was as follows (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$695	$628	$716
Operating cash outflows for finance leases	25	27	29
Financing cash outflows for finance leases	367	380	347
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	255	345	456

Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

	As of January 31,
	2026	2025
Operating leases:
Operating lease right-of-use assets	$2,003	$2,157

Operating lease liabilities, current	$548	$579
Noncurrent operating lease liabilities	2,189	2,380
Total operating lease liabilities	$2,737	$2,959

Finance leases:
Computers, equipment and software	$1,427	$1,520
Accumulated depreciation	(813)	(708)
Property and equipment, net	$614	$812

Accrued expenses and other liabilities	$275	$337
Other noncurrent liabilities	260	341
Total finance lease liabilities	$535	$678

Other information related to leases was as follows:

	As of January 31,
	2026	2025
Weighted average remaining lease term
Operating leases	7 years	7 years
Finance leases	3 years	3 years
Weighted average discount rate
Operating leases	3.4%	3.2%
Finance leases	4.6%	3.8%
As of January 31, 2026, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Fiscal 2027	$615	$289
Fiscal 2028	571	120
Fiscal 2029	493	76
Fiscal 2030	338	58
Fiscal 2031	268	26
Thereafter	790	0
Total minimum lease payments	3,075	569
Less: Imputed interest	(338)	(34)
Total	$2,737	$535
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $258 million in the next five years and $35 million thereafter.
Of the total lease commitment balance, including leases not yet commenced, of $4.4 billion, approximately $3.8 billion is related to office space and data center facilities. The remaining commitment amount is primarily related to equipment.
7. Business Combinations
Fiscal Year 2026
Regrello Corp.
In October 2025, the Company acquired all of the outstanding stock of Regrello Corp. (“Regrello”), the developer of an AI-native business process automation solution. The acquisition date fair value of the consideration transferred for Regrello was $818 million, which consisted primarily of $815 million in cash. The Company recorded $704 million of goodwill in its condensed consolidated balance sheet which is primarily attributed to Regrello’s assembled workforce and expanded market opportunities. The goodwill associated with the acquisition of Regrello has no tax basis and is not deductible for U.S. income tax purposes. The Company also recorded approximately $140 million of intangible assets in its consolidated balance sheet for developed technology with a useful life of four years. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of Regrello, which were not material, in its consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
Informatica, Inc.
In November 2025, the Company acquired all outstanding stock of Informatica, a leader in enterprise AI-powered cloud data management. The Company has included the financial results of Informatica in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material. The acquisition date fair value of the consideration transferred for Informatica was approximately $9.6 billion, which consisted of the following (in millions):

Cash	9,538
Fair value of pre-existing relationship	62
Fair value of equity plan assumed	36
Total	$9,636
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$1,405
Accounts receivable	233
Property and equipment, net	128
Operating lease right-of-use assets	27
Other assets	149
Goodwill	5,257
Intangible assets	3,818
Accounts payable, accrued expenses and other current liabilities	(221)
Unearned revenue	(651)
Operating lease liabilities	(30)
Other noncurrent liabilities	(36)
Deferred tax liability	(443)
Net assets acquired	$9,636
The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the Informatica product offering with existing Company service offerings. The goodwill is not deductible in the U.S. for income tax purposes. The fair values assigned to assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology - Cloud	$1,350	7 years
Developed technology - Other	270	3 years
Customer relationships	1,840	10 years
Trade names	79	4 years
Backlog	279	2 years
Total intangible assets subject to amortization	$3,818
Developed technology represents the preliminary estimated fair value of Informatica's data management solutions. Customer relationships represent the preliminary estimated fair values of the underlying relationships with Informatica’s customers.
The Company assumed restricted stock units and restricted stock awards with a preliminary estimated fair value of $330 million. Of the total consideration, $36 million was preliminarily allocated to the purchase consideration and $294 million was preliminarily allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
Revenues and pretax income of Informatica included in the Company’s consolidated statements of operations from the acquisition date to January 31, 2026 are as follows (in millions):

Total revenues	$399
Pretax income	24

The following pro forma financial information summarizes the combined results of operations for the Company and Informatica, as though the companies were combined as of the beginning of the Company’s fiscal 2025. The unaudited pro forma financial information was as follows (in millions):

	Fiscal Year Ended January 31,
	2026	2025
Total revenues	$42,853	$39,535
Pretax income	9,335	6,969
Net income	7,382	5,864
The pro forma financial information for all periods presented above has been calculated after adjusting the results of Informatica to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets and the stock-based compensation expense for restricted stock units and restricted stock awards assumed as though the acquisition occurred as of the beginning of the Company’s fiscal year 2025. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2025.
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

Fair Value
Cash	$1,931
Fair value of pre-existing relationship	212
Total	$2,143

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$44
Accounts receivable	32
Operating lease right-of-use assets, net	35
Goodwill	1,789
Intangible assets	597
Other assets	11
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(16)
Unearned revenue	(125)
Operating lease liabilities	(35)
Deferred tax liability	(189)
Net assets acquired	$2,143
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
The fair value of the Company’s noncontrolling equity investment in Own prior to the acquisition was $172 million. The Company recognized a gain of approximately $40 million as a result of remeasuring its prior equity interest in Own held before the business combination. The gain is included in gains (losses) on strategic investments, net in the consolidated statement of operations.
8. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2025	Additions and retirements, net	January 31, 2026	January 31, 2025	Expense and retirements, net	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2026
Acquired developed technology	$2,958	$1,838	$4,796	$(1,753)	$(654)	$(2,407)	$1,205	$2,389	4.4
Customer relationships	6,894	1,765	8,659	(3,820)	(820)	(4,640)	3,074	4,019	6.3
Other (1)	331	353	684	(182)	(95)	(277)	149	407	2.1
Total	$10,183	$3,956	$14,139	$(5,755)	$(1,569)	$(7,324)	$4,428	$6,815	5.4
(1) Other includes trade names, unbilled backlog, and territory rights.
Amortization of intangible assets resulting from business combinations for fiscal 2026, 2025 and 2024 was $1.7 billion, $1.6 billion, and $1.9 billion, respectively.

The expected future amortization expense for intangible assets as of January 31, 2026 was as follows (in millions):

Fiscal Period:
Fiscal 2027	$1,842
Fiscal 2028	1,412
Fiscal 2029	1,104
Fiscal 2030	710
Fiscal 2031	448
Thereafter	1,299
Total amortization expense	$6,815
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance at January 31, 2024	$48,620
Acquisition of Spiff	323
Acquisition of Zoomin	284
Acquisition of Own	1,812
Other acquisitions and adjustments (1)	244
Balance as of January 31, 2025	$51,283
Acquisition of Regrello	704
Acquisition of Informatica	5,257
Other acquisitions and adjustments (1)	697
Balance as of January 31, 2026	$57,941
(1) Includes the effect of foreign currency translation and measurement period adjustments from prior period acquisitions.

9. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of January 31, 2026	Carrying Value as of January 31, 2026	Carrying Value as of January 31, 2025
Informatica 364-day Credit Agreement (1)	November 2025	November 2026	4.42%	4,000	4,000	0
2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,497	1,496
2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	996	995
Informatica Three-year Credit Agreement (1)	November 2025	November 2028	4.42	2,000	2,000	0
2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,493	1,491
2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,237	1,236
2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,980	1,979
2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,236
Total carrying value of debt				14,500	14,439	8,433
Less current portion of debt					(4,000)	0
Total noncurrent debt					$10,439	$8,433
(1) The contractual interest rate represents the weighted-average for the period outstanding.
The Company was in compliance with all debt covenants as of January 31, 2026.
The carrying amount of the Company’s 364-day and Three-year Credit Agreements approximates fair value as it bears interest at a floating rate that resets frequently and reflects current market spreads for similar credit risk profiles. The fair value of the Term Loan is classified as Level 2 within the fair value hierarchy. The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $6.7 billion and $6.6 billion as of January 31, 2026 and January 31, 2025, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of fiscal 2026 and the last day of trading of fiscal 2025, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of January 31, 2026 were as follows (in millions):

Fiscal Period:
Fiscal 2027	$4,000
Fiscal 2028	0
Fiscal 2029	4,500
Fiscal 2030	0
Fiscal 2031	0
Thereafter	6,000
Total principal outstanding	$14,500
Interest expense, primarily from the Company’s debt instruments for fiscal 2026, 2025, and 2024 was $324 million, $272 million and $283 million, respectively, and is included in other income in the consolidated statements of operations.
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
The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of January 31, 2026.
Informatica-Related Financing

In June 2025, the Company entered into a 364-day Credit Agreement that provided the Company with the ability to borrow up to $4.0 billion and a three-year Credit Agreement that provided the Company with the ability to borrow up to $2.0 billion, both on an unsecured basis, to finance a portion of the cash consideration for the Company’s acquisition of Informatica, the repayment of certain debt of Informatica and the payment of fees, costs and expenses related thereto (collectively, the “Informatica Credit Agreements”). In November 2025, as part of the acquisition of Informatica, the Company borrowed the full $6.0 billion available under the credit facilities associated with the Informatica Credit Agreements, which was outstanding as of January 31, 2026. For more information regarding the acquisition of Informatica, see Note 7 “Business Combinations.”
10. Restructuring
The Company has undertaken various restructuring initiatives to improve operating margins and continue advancing its ongoing commitment to profitable growth, which have included a reduction of the Company’s workforce, select data center exits, and office space reductions within certain markets. The Company continues to evaluate and operationalize future programs to drive further operational efficiencies, optimize its management structure and increase cost optimization efforts to realize long-term sustainable growth. The Company recognized $586 million, $461 million and $988 million in restructuring charges during fiscal 2026, 2025, and 2024 respectively, which were primarily comprised of workforce reductions that include charges for employee transition, severance payments, employee benefits and stock-based compensation, as well as charges for data center exits and office space reductions.
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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
	2026	2025	2024
Volatility	36%	33 - 36%	35 - 40%
Estimated life	4.2 years	5.2 years	3.5 years
Risk-free interest rate	4.0%	4.3 - 4.5%	3.6 - 4.3%
Weighted-average fair value per share of grants	$92.06	$114.96	$66.95
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
Stock option activity for fiscal 2026 was as follows:

		Options Outstanding
	Shares Available for Grant (in millions)	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2025	73	8	$198.89
Increase in shares authorized:
2013 Equity Incentive Plan	34
2014 Inducement Plan	2
Restricted stock activity	(22)
Exercised	0	(2)	176.12
Balance as of January 31, 2026	87	6	$207.54	$137
Vested or expected to vest		6	$207.04	$135
Exercisable as of January 31, 2026		5	$199.85	$115

The total intrinsic value of the options exercised during fiscal 2026, 2025 and 2024, was $0.2 billion, $0.7 billion, and $0.6 billion, respectively. The intrinsic value of options exercised during each year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 2.8 years.
As of January 31, 2026, options to purchase 5 million shares were vested at a weighted-average exercise price of $199.85 per share and had a weighted-average remaining contractual life of approximately 2.5 years. The total intrinsic value of these vested options based on the market value of the stock as of January 31, 2026 was approximately $0.1 billion.
The following table summarizes information about stock options outstanding as of January 31, 2026:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$1.34 to $160.17	1	2.2	$131.00	1	$136.25
$161.50 to $215.17	2	2.3	197.71	2	199.01
$218.21	2	3.1	218.21	2	218.21
$218.63 to $307.77	1	3.9	266.99	1	252.82
	6	2.8	$207.54	6	$199.85
Restricted stock activity for fiscal 2026 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2025	26	$250.50
Granted - restricted stock units and awards	14	271.38
Granted - performance-based restricted stock units	2	272.68
Canceled	(3)	256.40
Vested and converted to shares	(13)	244.71
Balance as of January 31, 2026	26	$265.64	$5,332
Expected to vest	22		$4,692
Restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during fiscal 2026 and 2025 was $3.3 billion and $3.4 billion, respectively.
In fiscal 2026, 2025 and 2024, the Company granted performance-based restricted stock unit awards to executive officers and other members of senior management. The performance-based restricted stock unit awards are subject to vesting based on the achievement of a market-based condition and a service-based condition or a performance-based condition and a service-based condition. At the end of the service periods, which range from approximately one-year to four-years, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200 percent, depending on the extent the market-based condition or performance-based condition, or both, are achieved.
The aggregate expected stock-based compensation expense remaining to be recognized as of January 31, 2026 was as follows (in millions):

Fiscal Period:
Fiscal 2027	2,866
Fiscal 2028	1,946
Fiscal 2029	1,016
Fiscal 2030	214
Total stock-based compensation expense	$6,042

The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of January 31, 2026 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2026 (in millions):

Options outstanding	6
Restricted stock awards and units and performance-based stock units outstanding	25
Stock available for future grant or issuance:
2013 Equity Incentive Plan	87
2014 Inducement Plan	1
Amended and Restated 2004 Employee Stock Purchase Plan	10
129
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of January 31, 2026 and 2025, no shares of preferred stock were outstanding.
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
The Company repurchased the following under its Share Repurchase Program (in millions, except average price per share):

	2026			2025			2024
	Shares	Average price per share	Amount	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Fiscal year ended January 31	50	$254.21	$12,677	30	$260.12	$7,757	36	$210.30	$7,674
All repurchases were made in open market transactions. As of January 31, 2026, the Company was authorized to purchase a remaining $17.9 billion of its common stock under the Share Repurchase Program. In February 2026, the Board authorized $50.0 billion in share repurchases under the Share Repurchase Program that replaced the previous remaining unpurchased authorization.

Dividends
The Company announced the following dividends:

Quarter Ended	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2026
April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
October 31, 2025	September 17, 2025	October 9, 2025	$0.416	$400
January 31, 2026	December 18, 2025	January 8, 2026	$0.416	$395
Fiscal 2025
April 30, 2024	March 14, 2024	April 11, 2024	$0.40	$388
July 31, 2024	July 9, 2024	July 25, 2024	$0.40	$388
October 31, 2024	September 18, 2024	October 8, 2024	$0.40	$385
January 31, 2025	December 18, 2024	January 9, 2025	$0.40	$388
In February 2026, the Board declared a $0.44 dividend per share that is payable on April 23, 2026 to stockholders of record as of the close of business on April 9, 2026.
12. Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Domestic	$6,627	$5,119	$4,045
Foreign	2,893	2,319	905
	$9,520	$7,438	$4,950
The provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Current:
Federal	$413	$1,284	$940
State	72	245	199
Foreign	619	925	417
Total	1,104	2,454	1,556
Deferred:
Federal	618	(982)	(640)
State	121	(167)	(182)
Foreign	220	(64)	80
Total	959	(1,213)	(742)
Provision for (benefit from) income taxes	$2,063	$1,241	$814

A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Fiscal Year Ended January 31,
	2026		2025		2024
U.S. federal statutory rate	$1,999	21.0%	$1,562	21.0%	$1,040	21.0%
State and local income taxes, net of federal effects (1)	114	1.2	50	0.7	(25)	(0.5)
Foreign tax effects:
Ireland
Statutory rate difference between Ireland and U.S.	(197)	(2.1)	(132)	(1.8)	(82)	(1.7)
Other	(24)	(0.3)	4	0.1	6	0.1
Israel
Effects of reorganization of operations and assets	-	-	90	1.2	137	2.8
Other	-	-	19	0.3	(15)	(0.3)
Other foreign jurisdictions	463	4.9	233	3.1	264	5.3
Effect of cross-border tax laws:
Global intangible low taxed income, net of foreign tax credit	152	1.6	168	2.3	120	2.4
Foreign-derived intangible income deduction (2)	(188)	(2.0)	(441)	(5.9)	(127)	(2.6)
Other foreign tax credits (3)	(160)	(1.7)	(46)	(0.6)	(227)	(4.6)
Other	28	0.3	(13)	(0.2)	16	0.3
Tax Credits
Research and development tax credits	(368)	(3.9)	(295)	(4.0)	(312)	(6.3)
Changes in valuation allowance	70	0.7	(7)	(0.1)	86	1.7
Nontaxable or Nondeductible items
Effects of reorganization of operations and assets	-	-	(94)	(1.3)	(105)	(2.1)
Share-based payment awards	4	0.0	(174)	(2.3)	(26)	(0.5)
Other	30	0.3	(7)	(0.1)	3	0.1
Changes in unrecognized tax benefits	151	1.6	337	4.5	67	1.4
Other adjustments	(11)	(0.1)	(13)	(0.2)	(6)	(0.1)
Provision for (benefit from) income taxes	$2,063	21.5%	$1,241	16.7%	$814	16.4%

(1) The tax effect in this category primarily reflects state and local taxes in California, Virginia, Illinois, New York, New York City, Pennsylvania, Texas, and Minnesota.
(2) Fiscal 2025 foreign-derived intangible income deduction included tax benefits related to an adjustment for fiscal 2023 and 2024.
(3) Fiscal 2024 foreign tax credits included tax benefits attributable to IRS notices.

Income taxes paid, net of refunds, were as follows (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Federal	$658	$1,091	$417
State	132	276	233
Foreign
Ireland	92	139	-
Israel	-	287	129
Other	400	268	248
	$1,282	$2,061	$1,027

Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2026	2025
Deferred tax assets:
Losses and deductions carryforward	$200	$209
Deferred stock-based compensation expense	260	237
Tax credits	906	769
Accrued liabilities	494	482
Intangible assets	1,541	1,694
Lease liabilities	685	740
Unearned revenue	124	(28)
Capitalized research & development	1,944	2,431
Other	17	65
Total deferred tax assets	6,171	6,599
Less valuation allowance	(967)	(786)
Deferred tax assets, net of valuation allowance	5,204	5,813
Deferred tax liabilities:
Capitalized costs to obtain revenue contracts	(912)	(850)
Purchased intangible assets	(1,173)	(650)
Depreciation and amortization	(193)	(164)
Basis difference on strategic and other investments	(347)	(106)
Lease right-of-use assets	(519)	(554)
Total deferred tax liabilities	(3,144)	(2,324)
Net deferred tax assets (liabilities)	$2,060	$3,489
At January 31, 2026, the Company had federal net operating loss carryforwards of approximately $214 million, which expire in fiscal 2027 and through fiscal 2038 with the exception of post-2017 losses that do not expire, and foreign tax credits of approximately $214 million, which expire in fiscal 2029 through fiscal 2036. The Company had California net operating loss carryforwards of approximately $480 million which expire beginning in fiscal 2029 through fiscal 2045, and California research and development tax credits of approximately $1.1 billion, which do not expire. For other states' income tax purposes, the Company had tax credits of approximately $70 million, which expire beginning in fiscal 2027 through fiscal 2036, and insignificant net operating loss carryforwards. Utilization of the Company’s net operating loss carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had a valuation allowance of $967 million and $786 million as of January 31, 2026 and January 31, 2025, respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The increase in the valuation allowance during fiscal 2026 was primarily due to state tax credits and certain U.S foreign tax credits that are not expected to be realized. At the end of January 31, 2026, the valuation allowance was primarily related to U.S. states’ net operating loss and tax credits and certain U.S foreign tax credits. The Company will continue to evaluate the need for valuation allowances for its deferred tax assets.
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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2026, 2025 and 2024 is as follows (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Beginning of period	$2,419	$2,083	$1,975
Tax positions taken in prior period:
Gross increases	36	53	53
Gross decreases	(52)	(65)	(85)
Tax positions taken in current period:
Gross increases	261	378	287
Settlements	(49)	(4)	(21)
Lapse of statute of limitations	(37)	(25)	(104)
Currency translation effect	61	(1)	(22)
End of period	$2,639	$2,419	$2,083
In fiscal 2026, 2025 and 2024, the Company reported a net increase of approximately $220 million, $336 million, and $108 million, respectively, in its unrecognized tax benefits. For fiscal 2026, 2025 and 2024, total unrecognized tax benefits in an amount of $1.9 billion, $1.7 billion and $1.7 billion, respectively, if recognized, would have reduced income tax expense and the Company’s effective tax rate.
The Company has recognized interest and penalties related to unrecognized tax benefits in the income tax provision of $69 million, $89 million and $29 million in fiscal 2026, 2025 and 2024, respectively. Interest and penalties accrued as of January 31, 2026, 2025 and 2024, were $294 million, $225 million and $136 million, respectively.
Certain prior year tax returns are currently being examined by various taxing authorities in major tax jurisdictions including the United States, India, Germany and Israel. The Company currently considers U.S. federal, Japan, Australia, Germany, France, United Kingdom, Ireland, Canada, India and Israel to be major tax jurisdictions. The Company’s U.S. federal tax returns since fiscal 2008 remain open to examination, and non-U.S. tax returns generally remain open to examination since fiscal 2019. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
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
A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

4	Fiscal Year Ended January 31,
	2026	2025	2024
Numerator:
Net income	$7,457	$6,197	$4,136
Denominator:
Weighted-average shares outstanding for basic net income per share	950	962	974
Effect of dilutive securities:
Employee stock awards	6	12	10
Weighted-average shares outstanding for diluted net income per share	956	974	984

The weighted-average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024
Employee stock awards	9	7	13
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
Slack Litigation
Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco before refiling in the County of San Mateo (and the original San Francisco action was dismissed). The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, Slack and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, Slack and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. Slack and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021. On September 20, 2021, the Ninth Circuit affirmed the district court’s ruling. Slack filed a petition for rehearing with the Ninth Circuit on November 3, 2021, which was denied on May 2, 2022. Slack filed a petition for a writ of certiorari with the U.S. Supreme Court on August 31, 2022, which was granted on December 13, 2022. On June 1, 2023, the Supreme Court issued a unanimous decision vacating the Ninth Circuit’s decision and remanded for further proceedings. The Ninth Circuit ordered the parties to submit additional briefing in light of the Supreme Court’s decision. On February 10, 2025, the Ninth Circuit issued an opinion reversing the district court’s order and instructing the district court to dismiss the complaint with prejudice. On July 10, 2025, the plaintiff filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied on October 6, 2025. On November 4, 2025, the defendants requested that the district court enter judgment against the plaintiff in the Federal Action. On November 10, 2025, the court entered judgment for defendants and against the plaintiff, which marks the conclusion of the Federal Action. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. Slack and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they filed in October 2020. Slack and the other defendants answered the complaint in November 2020. Plaintiffs filed a motion for class certification on October 21, 2021, which was never ruled upon. On October 26, 2022, the court stayed the State Court Action pending resolution of Slack’s petition for a writ of certiorari in the Federal Action. On November 7, 2025, the court lifted the stay in the State Court Action solely to permit plaintiffs to take certain discovery and to file a renewed motion for class certification, if they choose to do so. The State Court Action seeks unspecified monetary damages and other relief on behalf of investors who purchased Slack’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
Backpage Litigation
The Company has been named as a defendant in a number of state and federal actions relating to the activities of one of its former customers, Website Technologies, LLC (“Website Technologies”), an affiliate of Backpage.com, LLC (“Backpage”). Plaintiffs in these actions generally allege that they were victims of sex trafficking by individuals who advertised them on backpage.com, a website operated by Backpage, and assert various claims and theories premised on the Company’s provision to Website Technologies of Salesforce CRM Software and related products, which the plaintiffs allege facilitated the operation and growth of Backpage’s business. The initial action, filed in the Superior Court of California for the County of San Francisco on behalf of numerous plaintiffs, was dismissed with prejudice under Section 230 of the Communications Decency Act (“Section 230”), and that dismissal was affirmed by the California Court of Appeal in December 2021. In April 2020, an action involving a single plaintiff was filed in the U.S. District Court for the Northern District of Illinois, G.G. v. Salesforce, Inc., Case No. 1:20-CV-2335 (“G.G.”). The district court granted the Company’s motion to dismiss the action, and the Seventh Circuit Court of Appeals reversed that ruling in August 2023. On June 12, 2025, after discovery had commenced, plaintiff filed a substantially amended complaint. On July 9, 2025, the Company filed a motion to dismiss that complaint. The district court dismissed one of plaintiff’s claims in January 2026. Trial is currently expected to occur on the remaining claim in the Fall of 2026, but no date has been finalized. Beginning in April 2020, five actions involving six plaintiffs were filed and consolidated in the U.S. District Court for the Southern District of Texas as A.B. v. Salesforce, Inc., Case No. 4:20-CV-01254 (“A.B.”). The Company moved for summary judgment on the basis that the claims were barred by Section 230. In November 2023, the court denied the Company’s motion and in December 2024, the Fifth Circuit Court of Appeals affirmed that ruling. In October 2025, the district court in A.B. granted the Company’s motion pursuant to 18 U.S.C. § 1595(b) to stay the action pending final adjudication of criminal proceedings involving Backpage.
Since May 2023, a number of similar actions have been filed in federal and state courts, including principally: (1) actions filed by 30 plaintiffs in the U.S. District Court for the Northern District of Texas, which were consolidated as S.M.A. v. Salesforce, Inc., Case No. 3:23-CV-0915-B (“S.M.A”); (2) actions filed by 21 plaintiffs in Texas state court in Dallas County, which were removed to the U.S. District Court for the Northern District of Texas and consolidated as A.S. v. Salesforce, Inc., Case No. 3:23-CV-1039-B (“A.S.”); (3) an action by a single plaintiff filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as T.S. v. Salesforce, Inc., Case No. 4:23-CV-01792 (“T.S.”); (4) an action by a single plaintiff filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as A.A. v. Salesforce, Inc., Case No. 4:26-CV-00757 (“A.A.”); (5) an action filed by a single plaintiff in the U.S. District Court for the Southern District of Texas as Jane Doe (C.S.) v. Salesforce, Inc., Case No. 2:25-CV-189 (“C.S.”); (6) an action filed by a single plaintiff in the U.S. District Court for the Western District of Washington as M.K. v. Salesforce.com, Inc, Case No. 2:23-CV-435 (“M.K.”); (7) an action filed by a single plaintiff in the U.S. District Court for the Middle District of Florida as I.H. v. Salesforce.com, LLC, Case No. 8:24-CV-1678 (“I.H.”); (8) an action filed by 13 plaintiffs in the U.S. District Court for the Northern District of Illinois as A.G.B. v. Salesforce, Inc., Case No. 25-CV-15801 (“A.G.B.”); and an action filed by a single plaintiff in the U.S. District Court for the Northern District of Illinois as J.L.D. v. Salesforce, Inc., Case No. 26-CV-01580 (“J.L.D.”). Six actions have further been filed by 244 plaintiffs in the U.S. District Court for the Northern District of Illinois and have been consolidated with G.G. (“G.G. consolidated cases”): A.I.R. v. Salesforce, Inc., Case No. 1:25-CV-6867; J.M.M. v. Salesforce, Inc., Case No. 1:25-CV-6868; K.B. v. Salesforce, Inc., Case No. 1:25-CV-6869; N.R.J. v. Salesforce, Inc., Case No. 1:25-CV-6870; M.K. v. Salesforce, Inc., Case No. 1:25-CV-6871; and N.A.M. v. Salesforce, Inc., Case No. 1:25-CV-6872. Separately, 19 actions have been filed by 19 plaintiffs in Texas state court, which are proceeding in a Texas state court multidistrict litigation in Harris County District Court, captioned In re Jane Doe Cases, MDL 2020-28545 (“Texas MDL”). In March 2024, the district court in S.M.A. granted the Company’s consolidated motion to dismiss the complaint on the ground that plaintiffs had not alleged the requisite intent element under the federal trafficking statute, and in April 2024 an amended complaint was filed amending the federal law claim and adding a Texas state law claim. In May 2024, the Company moved to dismiss the amended complaint. In March 2025, the district court granted the motion as to the Texas state law claims, dismissed the Texas claim with prejudice, and denied the motion as to the federal law claim. In October 2025, S.M.A. was stayed pursuant to 18 U.S.C. § 1595(b) pending the final adjudication of the criminal proceedings involving Backpage. In September 2024, the district court in A.S. denied the Company’s motion to dismiss. In November 2024, the Company moved for judgment on the pleadings. In May 2025, the district court granted that motion with leave to amend. Plaintiffs then filed a consolidated amended complaint, and on June 20, 2025, the Company moved to dismiss that complaint. This motion was pending when, in October 2025, A.S. also was stayed pursuant to 18 U.S.C. § 1595(b) pending the final adjudication of the criminal proceedings involving Backpage. In June 2023, the Company moved to dismiss T.S., and that motion remains pending. In March 2024, T.S. was stayed pending the interlocutory appeal in A.B., which was remanded to the district court in January 2025. The Company filed a motion to dismiss in A.A. in February 2026, and that motion remains pending. In September 2025, the Company filed a motion to dismiss C.S. that remains pending. In October 2025, the Company also filed a motion to stay C.S. under 18 U.S.C. § 1595(b), and that motion remains pending. Plaintiff in M.K. voluntarily dismissed her claim against Salesforce in May 2024. In December 2025, the district court in I.H. stayed the action pursuant to 18 U.S.C. § 1595(b) pending final adjudication of the criminal proceedings involving Backpage. The Company’s response to Plaintiff’s complaint in A.G.B. is due in March 2026. The Company’s response to Plaintiff’s complaint in J.L.D. is due in April 2026. The Company filed a motion to dismiss in the G.G. consolidated cases in January 2026. That motion remains pending. The Company filed a motion pursuant to 18 U.S.C. § 1595(b) to stay the G.G. consolidated cases pending the final adjudication of the criminal proceedings involving Backpage in November 2025. In the Texas MDL, the Company moved to dismiss certain claims by plaintiffs in this MDL who reside outside of Texas on personal jurisdiction, extraterritoriality, and forum non conveniens grounds in the latter half of 2023. In February 2026, at a hearing on these motions, the court granted the Company’s motions to dismiss on forum non conveniens grounds. The Company will be dismissed from B.J.A., B.I.R., C.V., T.K., and T.S.J. pending the court’s written order. All of the foregoing actions seek unspecified monetary damages, attorneys’ fees, and costs. The Company intends to defend its interests in these proceedings vigorously.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Regrello and Informatica, which we acquired in October 2025 and November 2025, respectively, as discussed in Note 7 "Business Combinations," to the consolidated financial statements. We have included the financial results of these acquired companies in the consolidated financial statements from the date of acquisition. Total revenues and total operating expenses subject to Regrello’s and Informatica’s internal control over financial reporting represented less than one percent of our consolidated total revenues and total operating expenses, for the fiscal year ended January 31, 2026. Total assets and net assets subject to Regrello’s and Informatica’s internal control over financial reporting represented approximately one percent of our consolidated total assets and net assets, excluding acquisition method fair value adjustments, as of January 31, 2026.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2026. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B.     OTHER INFORMATION
During the three months ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On December 18, 2025, Parker Harris, Co-Founder & Chief Technology Officer, Slack, individually, and as co-trustee of the HJ Family Trust, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale and donation of up to 154,725 shares of the Company’s common stock, subject to certain conditions, through December 18, 2026 (or the date all shares are sold and donated under the arrangement, if earlier). On January 12, 2026, Srinivas Tallapragada, President and Chief Engineering and Customer Success Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 22,904 shares of the Company’s common stock, subject to certain conditions, through January 12, 2027 (or the date all shares are sold under the arrangement, if earlier).

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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our chief executive officer, Marc Benioff, principal financial officer, Robin Washington, principal accounting officer, Sundeep Reddy and all other executive officers. The Code of Conduct is available on our website at http://investor.salesforce.com/about-us/investor/corporate-governance/. A copy may also be obtained without charge by contacting Investor Relations, Salesforce, Inc., Salesforce Tower, 415 Mission St, 3rd Fl, San Francisco, California 94105 or by calling (415) 901-7000.
We intend to satisfy the disclosure requirement under SEC and NYSE rules regarding certain amendments to, or waivers from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal 2026 Year-End Table,” “Options Exercised and Stock Vested Table,” “Committee Reports,” “Directors and Corporate Governance” and “Employment Contracts and Certain Transactions.”

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

ITEM 16.     FORM 10-K SUMMARY

Omitted at Registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/10/2024
4.1	Specimen Common Stock Certificate		10-Q	001-32224	4.1	6/1/2022
4.2	Indenture, dated April 11, 2018, between the Registrant and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.3	First Supplemental Indenture, dated April 11, 2018, between the Registrant and U.S. Bank National Association, as trustee (including Forms of 2023 and 2028 Notes)		8-K	001-32224	4.2	4/11/2018
4.4	Second Supplemental Indenture, dated July 12, 2021, between the Registrant and U.S. Bank National Association, as trustee (including Forms of the 2024, 2031, 2041, 2051, 2061 and Sustainability Notes)		8-K	001-32224	4.2	7/12/2021
4.5	Description of the Registrant’s Capital Stock		10-K	001-32224	4.8	3/8/2023
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/9/2025
10.2*	Salesforce, Inc. Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333-265555	4.4	6/13/2022
10.3*	Form of Indemnification Agreement between the Registrant and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.4*	Salesforce, Inc. 2014 Inducement Equity Incentive Plan		S-8	333-290051	4.3	9/5/2025
10.5*	Forms of equity award agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.6*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333-265555	4.4	6/13/2022

Exhibit No.		Provided Herewith	Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	SEC File No.	Exhibit	Filing Date
10.7*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Inducement Equity Incentive Plan		10-Q	001-32224	10.2	5/29/2025
10.8*	Form of stock option agreement under the Amended and Restated 2014 Inducement Equity Incentive Plan		10-K	001-32224	10.12	3/5/2025
10.9*	Amended and Restated Annual Performance Bonus Plan		10-Q	001-32224	10.1	5/30/2024
10.10*	Traction Sales and Marketing Inc. Equity Incentive Plan		S-8	333-265557	4.3	6/13/2022
10.11*	Tenyx, Inc. 2021 Equity Incentive Plan		S-8	333-282514	4.3	10/4/2024
10.12*	Regrello Corp. 2021 Equity Incentive Plan		S-8	333-290686	4.3	10/2/2025
10.13*	Informatica Inc. 2021 Equity Incentive Plan		S-8	333-291622	4.3	11/18/2025
10.14*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.15*	Form of Change of Control and Retention Agreement as entered into with Parker Harris		10-K	001-32224	10.14	3/9/2009
10.16*	Form of Change of Control and Retention Agreement entered into with non-CEO Executive Officers after 2014		10-K	001-32224	10.16	3/5/2020
10.17*+	Aircraft Time Sharing Agreement, dated July 21, 2025, between the Registrant and Marc Benioff		10-Q	001-32224	10.3	9/4/2025
10.18*	Non-Employee Director Compensation Program		10-K	001-32224	10.22	3/5/2025
10.19*	Offer Letter, dated June 8, 2023, between the Registrant and Sabastian Niles		10-Q	001-32224	10.6	5/30/2024
10.20*	Offer Letter, dated February 5, 2025, between the Registrant and Robin Washington		8-K	001-32224	10.1	2/5/2025
10.21	Office Lease, dated April 10, 2014, between the Registrant and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.22	Purchase and Sale Agreement, dated November 10, 2014, between the Registrant and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.23	Credit Agreement, dated as of October 31, 2024, by and among the Registrant, the lenders and issuing lenders party thereto, and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	11/5/2024
10.24	364-Day Credit Agreement, dated as of June 20, 2025, by and among the Company, the lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	001-32224	10.1	6/24/2025
10.25	Three-Year Credit Agreement, dated as of June 20, 2025, by and among the Company, the lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	001-32224	10.2	6/24/2025

Exhibit No.		Provided Herewith	Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	SEC File No.	Exhibit	Filing Date
19	Insider Trading Policy		10-K	001-32224	19	3/5/2025
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Operating and Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Operating and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Executive Officer Incentive Compensation Recovery Policy		10-K	001-32224	97.01	3/6/2024
99.1	Cash Severance Limitation Policy		10-K	001-32224	99.1	3/5/2025
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2026
Salesforce, Inc.

	By:	/s/ ROBIN WASHINGTON
Robin Washington
President and Chief Operating and Financial Officer (Principal Financial Officer)

Dated: March 2, 2026
Salesforce, Inc.

	By:	/s/ SUNDEEP REDDY
Sundeep Reddy
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Robin Washington, Sundeep Reddy, Sabastian Niles and Scott Siamas, and each of them severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Benioff	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2026
Marc Benioff

/s/ Robin Washington	Director, President and Chief Operating and Financial Officer (Principal Financial Officer)	March 2, 2026
Robin Washington

/s/ Sundeep Reddy	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2026
Sundeep Reddy

/s/ Laura Alber	Director	March 2, 2026
Laura Alber

/s/ Amy Chang	Director	March 2, 2026
Amy Chang

/s/ Craig Conway	Director	March 2, 2026
Craig Conway

/s/ Arnold Donald	Director	March 2, 2026
Arnold Donald

/s/ Parker Harris	Director, Co-Founder	March 2, 2026
Parker Harris

/s/ David B. Kirk	Director	March 2, 2026
David B. Kirk

/s/ Neelie Kroes	Director	March 2, 2026
Neelie Kroes

/s/ Sachin Mehra	Director	March 2, 2026
Sachin Mehra

/s/ Mason Morfit	Director	March 2, 2026
Mason Morfit

/s/ Oscar Munoz	Director	March 2, 2026
Oscar Munoz

/s/ John V. Roos	Director	March 2, 2026
John V. Roos

/s/ Maynard Webb	Director	March 2, 2026
Maynard Webb