Form 10-Q
period 2026-04-30
Salesforce, Inc.
filed 2026-05-28
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 21, 2026, there were approximately 819 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	April 30, 2026	January 31, 2026
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,935	$7,327
Marketable securities	2,902	2,238
Accounts receivable, net	5,080	14,339
Costs capitalized to obtain revenue contracts, net	2,065	2,075
Prepaid expenses and other current assets	2,631	2,243
Total current assets	21,613	28,222
Property and equipment, net	3,150	3,120
Operating lease right-of-use assets, net	1,889	2,003
Noncurrent costs capitalized to obtain revenue contracts, net	2,920	2,985
Strategic investments	7,772	7,591
Goodwill	59,291	57,941
Intangible assets acquired through business combinations, net	6,650	6,815
Deferred tax assets and other assets, net	3,395	3,628
Total assets	$106,680	$112,305
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$6,582	$8,253
Operating lease liabilities, current	557	548
Unearned revenue	20,363	24,317
Debt, current	0	4,000
Total current liabilities	27,502	37,118
Noncurrent debt	39,280	10,439
Noncurrent operating lease liabilities	2,047	2,189
Other noncurrent liabilities	3,616	3,417
Total liabilities	72,445	53,163
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(55,028)	(32,228)
Additional paid-in capital	64,913	68,835
Accumulated other comprehensive income	395	313
Retained earnings	23,954	22,221
Total stockholders’ equity	34,235	59,142
Total liabilities and stockholders’ equity	$106,680	$112,305

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

1	Three Months Ended April 30,
	2026	2025
Revenues:
Subscription and support	$10,593	$9,297
Professional services and other	540	532
Total revenues	11,133	9,829
Cost of revenues (1)(2):
Subscription and support	1,953	1,611
Professional services and other	617	654
Total cost of revenues	2,570	2,265
Gross profit	8,563	7,564
Operating expenses (1)(2):
Research and development	1,627	1,460
Sales and marketing	3,769	3,429
General and administrative	740	697
Restructuring	80	36
Total operating expenses	6,216	5,622
Income from operations	2,347	1,942
Interest expense	(317)	(68)
Gains (losses) on strategic investments, net	558	(63)
Other income	133	163
Income before provision for income taxes	2,721	1,974
Provision for income taxes	(614)	(433)
Net income	$2,107	$1,541
Basic net income per share	$2.43	$1.61
Diluted net income per share	$2.42	$1.59
Shares used in computing basic net income per share	868	960
Shares used in computing diluted net income per share	871	970
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2026	2025
Cost of revenues	$244	$162
Sales and marketing	317	233
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended April 30,
	2026	2025
Cost of revenues	$138	$151
Research and development	310	275
Sales and marketing	320	285
General and administrative	102	88
Restructuring	10	15

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2026	2025
Net income	$2,107	$1,541
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation and other gains (losses)	72	110
Unrealized gains (losses) on marketable securities	(15)	31
Cash flow hedges:
Changes in net unrealized gains (losses)	31	0
Reclassification adjustment for net (gains) losses included in net income	(3)	0
Other comprehensive income, before tax	85	141
Tax effect	(3)	(5)
Other comprehensive income, net	82	136
Comprehensive income	$2,189	$1,677

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three Months Ended April 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2026	1,073	$1	(144)	$(32,228)	$68,835	$313	$22,221	$59,142
Common stock issued	4	0	0	0	35	0	0	35
Common stock withheld related to net share settlement of equity awards	0	0	0	0	(250)	0	0	(250)
Common stock repurchased	0	0	(114)	(22,800)	(4,566)	0	0	(27,366)
Stock-based compensation	0	0	0	0	859	0	0	859
Other comprehensive income, net of tax	0	0	0	0	0	82	0	82
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(374)	(374)
Net income	0	0	0	0	0	0	2,107	2,107
Balance at April 30, 2026	1,077	$1	(258)	$(55,028)	$64,913	$395	$23,954	$34,235

	Three Months Ended April 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2025	1,056	$1	(94)	$(19,507)	$64,576	$(266)	$16,369	$61,173
Common stock issued	6	0	0	0	97	0	0	97
Common stock repurchased	0	0	(10)	(2,692)	0	0	0	(2,692)
Stock-based compensation	0	0	0	0	817	0	0	817
Other comprehensive income, net of tax	0	0	0	0	0	136	0	136
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(406)	(406)
Net income	0	0	0	0	0	0	1,541	1,541
Balance at April 30, 2025	1,062	$1	(104)	$(22,199)	$65,490	$(130)	$17,504	$60,666

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2026	2025
Operating activities:
Net income	$2,107	$1,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	985	843
Amortization of costs capitalized to obtain revenue contracts, net	584	545
Stock-based compensation expense	857	814
(Gains) losses on strategic investments, net	(558)	63
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	9,431	7,591
Costs capitalized to obtain revenue contracts, net	(509)	(365)
Prepaid expenses and other current assets and other assets	(162)	(481)
Accounts payable and accrued expenses and other liabilities	(1,897)	(1,007)
Operating lease liabilities	(138)	(124)
Unearned revenue	(3,999)	(2,944)
Net cash provided by operating activities	6,701	6,476
Investing activities:
Business combinations, net of cash acquired	(1,452)	0
Purchases of strategic investments	(325)	(149)
Sales of strategic investments	415	6
Purchases of marketable securities	(1,089)	(2,086)
Sales of marketable securities	352	405
Maturities of marketable securities	61	436
Capital expenditures	(145)	(179)
Net cash used in investing activities	(2,183)	(1,567)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	24,842	0
Repurchases of common stock	(27,248)	(2,633)
Payments for taxes related to net share settlement of equity awards	(250)	0
Proceeds from employee stock plans	230	294
Principal payments on financing obligations	(130)	(179)
Payments of dividends and dividend equivalents	(365)	(402)
Net cash used in financing activities	(2,921)	(2,920)
Effect of exchange rate changes	11	91
Net increase in cash and cash equivalents	1,608	2,080
Cash and cash equivalents, beginning of period	7,327	8,848
Cash and cash equivalents, end of period	$8,935	$10,928
(1) Includes amortization of intangible assets acquired through business combinations, depreciation and impairment of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$87	$28
Income taxes, net of tax refunds	$239	$99

See accompanying Notes.

Salesforce, Inc.
Notes to Condensed Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce, Inc. (the “Company”) is a global leader in customer relationship management technology that brings companies and customers together. With the deeply unified Agentforce 360 Platform, the Company delivers a single source of truth, connecting customer data with integrated artificial intelligence (“AI”) across systems, apps and devices to help companies sell, service, market and conduct commerce from anywhere. The Company offers Agentforce, a layer of the trusted Agentforce 360 Platform, that enables companies to build and deploy AI agents that can respond to inputs, make decisions and take action autonomously across business functions. Agentforce includes a suite of customizable agents for use across sales, service, marketing and commerce. Since its founding in 1999, the Company has enabled companies of every size and industry to transform their businesses in the digital-first world, pioneering innovations in cloud, mobile, social, analytics and AI.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2027, for example, refer to the fiscal year ending January 31, 2027.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2026 and the condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three months ended April 30, 2026 and 2025 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2026 and its results of operations, including its comprehensive income, stockholders' equity and cash flows for the three months ended April 30, 2026 and 2025. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2027.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026.
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

Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions which have allowed the Company to expand its offerings, presence and reach in various market segments. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Agentforce 360 Platform and are deployed in a nearly identical manner. Additionally, the Company’s CODM, evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated net income basis. The measure of segment assets is also reported on the condensed consolidated balance sheet as total consolidated assets.
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
Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company monitors and manages the overall exposure of its cash balances to individual financial institutions on an ongoing basis. The Company’s marketable securities portfolio consists primarily of investment-grade securities and the Company’s policies limit the amount of credit exposure to any one issuer. The Company does not require collateral for accounts receivable. The Company maintains an allowance for estimated credit losses for its accounts receivable balances. This allowance is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for ten percent or more of accounts receivable as of April 30, 2026 and January 31, 2026. No single customer accounted for ten percent or more of total revenue during the three months ended April 30, 2026 and 2025. As of April 30, 2026 and January 31, 2026, assets located outside the Americas were 16 percent of total assets. As of April 30, 2026 and January 31, 2026, assets located in the United States were 82 percent of total assets.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise technology and artificial intelligence companies, as well as system integrators. As of April 30, 2026 and January 31, 2026, two of the Company’s privately held investments had carrying values that were individually greater than five percent of its total strategic investments portfolio and represented approximately 37 percent and 35 percent of the portfolio in the aggregate, respectively.
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

Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining revenue contracts related to noncancellable Cloud Services subscription, ongoing Cloud Services support and license support and updates. For contracts with term software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s sales force on new and renewal contracts, as well as the associated payroll and benefit costs.
Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which is longer than the typical initial contract period, but reflects the estimated average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluates both qualitative and quantitative factors which include the estimated life cycles of its offerings and customer attrition. The Company amortizes capitalized costs for renewals over two years based on similar considerations.
The capitalized amounts are recoverable through future revenue streams under all noncancellable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three months ended April 30, 2026 and 2025.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk associated with forecasted revenues, intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of its subsidiaries. Beginning in the first quarter of fiscal 2027, the Company began to designate certain forward derivative contracts as hedging instruments in order to minimize the impact of foreign currency volatility on revenues denominated in Euro and Japanese Yen. The Company also uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Brazilian Real and Japanese Yen.
The Company’s derivative financial instruments program is not conducted for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivatives, which permit net settlement of transactions with the same counterparty, thereby reducing risk of credit-related losses from a financial institution’s nonperformance. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. All derivative instruments are recorded at fair value on the condensed consolidated balance sheet.
For foreign currency derivatives designated as cash flow hedges, gains or losses resulting from changes in fair value or net settlement are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period(s) the forecasted transactions affect earnings. The notional amount of outstanding foreign currency derivative contracts designated as cash flow hedges as of April 30, 2026 was $1.4 billion.
For non-designated foreign currency derivatives, gains or losses resulting from changes in fair value or net settlement are recognized as other income in the condensed consolidated statements of operations consistent with the offsetting gains or losses resulting from the remeasurement or settlement of the underlying foreign currency denominated balances. The notional amount of outstanding foreign currency derivative contracts not designated as cash flow hedges as of April 30, 2026 and January 31, 2026 was $17.8 billion and $11.9 billion, respectively.
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
Restructuring
The Company generally recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on the region where an employee works. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs, including data center exits and office space reductions, are recognized as incurred once management approval is obtained and operations have ceased.
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
The Company grants performance-based restricted stock units and performance-based stock options to executive officers and other members of senior management, which include awards with service and market conditions and awards with service and performance conditions. Stock-based compensation expense related to awards with a market condition are measured at fair value using a Monte Carlo simulation model and the expense related to these awards is recognized on a graded-vesting basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term. Stock-based compensation expense related to awards with a performance condition are measured based on the grant date closing stock price and the expense related to these awards is recognized based on the requisite service period elapsed, as well as the probability of achievement and estimated attainment of the performance condition as of the end of our reporting period.
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
Reclassifications
Reclassifications to the prior period were made to conform to the current period presentation in the Disaggregation of Revenue in Note 2 “Revenues” beginning in the first quarter of fiscal 2027. This reclassification did not affect total subscription and support revenue.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's Service Offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2026	2025
Agentforce Apps	$6,910	$6,345
Data 360, Headless Platform, and Other	3,683	2,952
Total Subscription and Support Revenue	$10,593	$9,297
Total Revenue by Geographic Locations

Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2026	2025
Americas	$7,233	$6,469
Europe	2,754	2,337
Asia Pacific	1,146	1,023
Total Revenue	$11,133	$9,829
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 92 percent and 93 percent during the three months ended April 30, 2026 and 2025, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2026 and 2025.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $905 million as of April 30, 2026 as compared to $818 million as of January 31, 2026. Current portions of the contract asset balance, are included in prepaid expenses and other current assets and the noncurrent portion is presented within deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Unearned revenue, beginning of period	$24,317	$20,743
Billings and other (1)	7,179	6,885
Revenue recognized over time	(10,486)	(9,211)
Revenue recognized at a point in time	(647)	(618)
Unearned revenue, end of period	$20,363	$17,799
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

The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2026	$33.6	$34.3	$67.9
As of January 31, 2026	$35.1	$37.3	$72.4
3. Investments
Marketable Securities
As of April 30, 2026, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,467	$3	$(3)	$1,467
U.S. treasury securities	673	1	(1)	673
Mortgage-backed obligations	33	0	(1)	32
Asset-backed securities	550	1	0	551
Municipal securities	29	0	0	29
Commercial paper	94	0	0	94
Covered bonds	1	0	0	1
Other	55	0	0	55
Total marketable securities	$2,902	$5	$(5)	$2,902
As of January 31, 2026, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,343	$10	$0	$1,353
U.S. treasury securities	168	2	0	170
Mortgage-backed obligations	32	0	(1)	31
Asset-backed securities	618	4	0	622
Municipal securities	17	0	0	17
Commercial paper	30	0	0	30
Covered bonds	1	0	0	1
Other	14	0	0	14
Total marketable securities	$2,223	$16	$(1)	$2,238
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	April 30, 2026	January 31, 2026
Due within 1 year	$1,060	$460
Due in 1 year through 5 years	1,841	1,777
Due in 5 years through 10 years	1	1
	$2,902	$2,238
Interest income from marketable securities for three months ended April 30, 2026 and 2025, was $109 million and $169 million, respectively, and is included in other income in the condensed consolidated statements of operations.

Strategic Investments
Strategic investments by form and measurement category as of April 30, 2026 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$3	$7,612	$117	$7,732
Other investments	0	0	40	40
Balance as of April 30, 2026	$3	$7,612	$157	$7,772
Strategic investments by form and measurement category as of January 31, 2026 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$5	$7,415	$127	$7,547
Other investments	0	0	44	44
Balance as of January 31, 2026	$5	$7,415	$171	$7,591
Gains (losses) on Strategic Investments, Net
The components of gains (losses) on strategic investments, net were as follows (in millions):

1	Three Months Ended April 30,
	2026	2025
Unrealized gains (losses) recognized on publicly traded equity securities, net	$(1)	$(16)
Unrealized gains recognized on privately held equity securities, net	328	7
Impairments on privately held equity securities and other investments	(119)	(47)
Unrealized gains (losses), net	208	(56)
Realized gains (losses) on sales of securities, net	350	(7)
Gains (losses) on strategic investments, net	$558	$(63)
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $330 million and $21 million and impairments and downward adjustments of $112 million and $60 million for the three months ended April 30, 2026 and 2025, respectively.
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

The following table presents information about the Company’s assets that were measured at fair value as of April 30, 2026 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$993	$0	$993
Money market mutual funds	5,672	0	0	5,672
Cash equivalent securities	0	161	0	161
Marketable securities:
Corporate notes and obligations	0	1,467	0	1,467
U.S. treasury securities	0	673	0	673
Mortgage-backed obligations	0	32	0	32
Asset-backed securities	0	551	0	551
Municipal securities	0	29	0	29
Commercial paper	0	94	0	94
Covered bonds	0	1	0	1
Other	0	55	0	55
Strategic investments:
Equity securities	3	0	0	3
Foreign currency derivative contracts	0	143	0	143
Total assets	$5,675	$4,199	$0	$9,874
Liabilities:
Foreign currency derivative contracts	0	124	0	124
Total liabilities	$0	$124	$0	$124
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.1 billion of cash, as of April 30, 2026.
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach, the common stock equivalent method, and option pricing models (“OPM”). Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. An OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from investee companies, is supplemented with estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held equity securities and other investments amounted to approximately $7.8 billion and $7.6 billion as of April 30, 2026 and January 31, 2026, respectively.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates.
Total operating lease costs were $146 million and $147 million for the three months ended April 30, 2026 and 2025, respectively. Included in operating lease costs are amounts related to restructuring charges.
As of April 30, 2026, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining nine months of fiscal 2027	$467	$238
Fiscal 2028	578	169
Fiscal 2029	496	124
Fiscal 2030	341	107
Fiscal 2031	270	75
Thereafter	796	5
Total minimum lease payments	2,948	718
Less: Imputed interest	(344)	(54)
Total	$2,604	$664
The total lease commitment balance as of April 30, 2026, including leases not yet commenced, is $4.4 billion, of which approximately $3.7 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities included approximately $1.9 billion and $3.3 billion of accrued compensation as of April 30, 2026 and January 31, 2026, respectively.

6. Business Combinations
Qualified.com, Inc.
In April 2026, the Company acquired all of the outstanding stock of Qualified.com, Inc. ("Qualified"), a leading provider of agentic artificial intelligence marketing solutions. The acquisition date fair value of the consideration transferred for Qualified was $1.2 billion, which consisted primarily of $1.1 billion in cash. The Company recorded $954 million of goodwill in connection with the acquisition, which is primarily attributed to the assembled workforce and expanded market opportunities. The goodwill associated with the acquisition of Qualified has no basis and is not deductible for U.S. income tax purposes. The Company also recorded approximately $290 million of intangible assets for developed technology and customer relationships with useful lives of five and eight years, respectively. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of Qualified, which were not material, in its condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were also not material.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2026	Additions and retirements, net	April 30, 2026	January 31, 2026	Expense and retirements, net	April 30, 2026	January 31, 2026	April 30, 2026	April 30, 2026
Acquired developed technology	$4,796	$260	$5,056	$(2,407)	$(244)	$(2,651)	$2,389	$2,405	4.4
Customer relationships	8,659	125	8,784	(4,640)	(261)	(4,901)	4,019	3,883	6.3
Other (1)	684	11	695	(277)	(56)	(333)	407	362	1.8
Total	$14,139	$396	$14,535	$(7,324)	$(561)	$(7,885)	$6,815	$6,650	5.4
(1) Other includes trade names, unbilled backlog, and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2026 and 2025 was $561 million and $395 million, respectively.
The expected future amortization expense for intangible assets as of April 30, 2026 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2027	$1,356
Fiscal 2028	1,495
Fiscal 2029	1,186
Fiscal 2030	762
Fiscal 2031	497
Thereafter	1,354
Total amortization expense	$6,650
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2026	$57,941
Acquisition of Qualified	954
Other acquisitions and adjustments (1)	396
Balance as of April 30, 2026	$59,291
(1) Includes the effect of foreign currency translation and measurement period adjustments from prior period acquisitions.
8. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of April 30, 2026	Carrying Value as of April 30, 2026	Carrying Value as of January 31, 2026
Informatica 364-day Credit Agreement	November 2025	November 2026	N/A	0	0	4,000
March 2028 Senior Notes	March 2026	March 2028	4.50%	3,500	3,488	0
April 2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,497	1,497
July 2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	997	996
Informatica Three-year Credit Agreement	November 2025	November 2028	N/A	0	0	2,000
March 2029 Senior Notes	March 2026	March 2029	4.65	4,250	4,236	0
2026 Term Loan Credit Agreement (1)	March 2026	March 2031	4.26	6,000	5,995	0
July 2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,493	1,493
September 2031 Senior Notes	March 2026	September 2031	4.90	3,750	3,728	0
March 2033 Senior Notes	March 2026	March 2033	5.20	2,750	2,731	0
March 2036 Senior Notes	March 2026	March 2036	5.55	4,500	4,473	0
July 2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,237	1,237
March 2046 Senior Notes	March 2026	March 2046	6.40	1,500	1,486	0
July 2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,980	1,980
March 2056 Senior Notes	March 2026	March 2056	6.55	3,750	3,713	0
July 2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,236
March 2066 Senior Notes	March 2026	March 2066	6.70	1,000	990	0
Total carrying value of debt				39,500	39,280	14,439
Less current portion of debt					0	(4,000)
Total noncurrent debt					$39,280	$10,439
(1) The contractual interest rate represents the weighted-average for the period outstanding.
The Company was in compliance with all debt covenants as of April 30, 2026.
The carrying amount of the Company’s 2026 Term Loan Credit Agreement (as defined below) approximates fair value as it bears interest at a floating rate that resets frequently and reflects current market spreads for similar credit risk profiles. The fair value of the term loan is classified as Level 2 within the fair value hierarchy. The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $31.4 billion and $6.7 billion as of April 30, 2026 and January 31, 2026, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the first quarter of fiscal 2027 and the last day of trading of fiscal 2026, and are deemed Level 2 liabilities within the fair value measurement framework.

The contractual future principal payments for all borrowings as of April 30, 2026 were as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2027	$0
Fiscal 2028	0
Fiscal 2029	6,000
Fiscal 2030	4,250
Fiscal 2031	0
Thereafter	29,250
Total principal outstanding	$39,500
Revolving Credit Facility
In October 2024, the Company entered into a credit agreement with the lenders and issuing lenders party thereto, and Bank of America, N.A., as administrative agent (the “Revolving Loan Credit Agreement”). The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of April 30, 2026.
2026 Term Loan Credit Agreement
In March 2026, the Company entered into a $6.0 billion five-year senior unsecured term loan credit agreement (the "2026 Term Loan Credit Agreement"). The Company used the 2026 Term Loan Credit Agreement to refinance and extend the maturities of the outstanding principal amounts under its existing $4.0 billion 364-day Credit Agreement and $2.0 billion Three-year Credit Agreement (collectively, the “Informatica Credit Agreements”). This non-cash financing activity has been excluded from the Condensed Consolidated Statement of Cash Flows. The 2026 Term Loan Credit Agreement matures in March 2031. As of April 30, 2026, the entire $6.0 billion principal amount was outstanding under the 2026 Term Loan Credit Agreement.
March 2026 Notes
In March 2026, the Company issued $25.0 billion aggregate principal amount of unsecured Senior Notes (collectively, the “March 2026 Notes”), with maturities ranging from 2028 to 2066. The proceeds from this offering, net of discounts and debt issuance costs, was $24.8 billion. Interest on each of the March 2026 Notes is payable semi-annually in arrears. The Company may redeem any portion of the March 2026 Notes, either in whole or in part, at any time, subject to certain early redemption provisions.
The Company used the net proceeds from the March 2026 Notes to fund an accelerated share repurchase program of its common stock. For more information regarding the accelerated share repurchase program, see Note 9 “Stockholders’ Equity.”

9. Stockholders’ Equity
Stock option activity for the three months ended April 30, 2026 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2026	6	$207.54
Options granted under all plans	1	180.69
Balance as of April 30, 2026	7	$203.99	$92
Vested or expected to vest	7	$204.67	$87
Exercisable as of April 30, 2026	6	$205.53	$48
Restricted stock activity for the three months ended April 30, 2026 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2026	26	$265.64
Granted - restricted stock units and awards	20	195.02
Granted - performance-based restricted stock units	1	204.63
Canceled	(2)	257.88
Vested and converted to shares	(5)	255.71
Balance as of April 30, 2026	40	$230.36	$7,038
Expected to vest	34		$5,919
The aggregate expected stock-based compensation expense remaining to be recognized as of April 30, 2026 was as follows (in millions):

Fiscal Period:
Remaining nine months of fiscal 2027	$2,822
Fiscal 2028	2,881
Fiscal 2029	2,019
Fiscal 2030	1,174
Fiscal 2031	131
Total stock-based compensation expense	$9,027
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of April 30, 2026 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
Share Repurchase Program
The Company’s Board of Directors (the “Board”) authorized a program to repurchase shares of the Company's common stock (the "Share Repurchase Program"), which commenced in August 2022. In February 2026, the Board authorized $50.0 billion in share repurchases under the Share Repurchase Program, which is inclusive of the accelerated share repurchase described below and replaces the previous remaining unpurchased authorization. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Company accounts for treasury stock under the cost method.

In March 2026, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with several financial institutions to repurchase an aggregate $25.0 billion of its common stock. Pursuant to the terms of the ASR Agreements, the Company made up-front payments totaling $25.0 billion and received an initial delivery of approximately 103 million shares of its common stock at an average price per share of $198.34. The initial share delivery represented approximately 80 percent of the total shares expected to be repurchased under the ASR Agreements. During the first quarter of fiscal 2027, the Company recorded $20.6 billion to treasury stock for the cost of the delivered shares as well as associated fees and excise taxes. A $4.6 billion reduction to additional paid-in capital was recorded for the unsettled portion of the ASR Agreements as forward contract components classified within stockholders’ equity.
In addition to share repurchases under the ASR Agreements, the Company repurchased the following shares of its common stock in the open market, (in millions, except average price per share):

	2026			2025
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	11	$192.00	$2,145	10	$273.42	$2,681
As of April 30, 2026, the Company was authorized to purchase a remaining $22.9 billion of its common stock under the Share Repurchase Program.
Dividends
The Company announced the following dividends:

	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Three months ended April 30, 2026	April 9, 2026	April 23, 2026	$0.440	$374
Three months ended April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2026, the Company reported a tax provision of $614 million on pretax income of $2.7 billion, which resulted in an effective tax rate of 23 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state and local taxes and non-deductible items, partially offset by research and development credits.
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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

1	Three Months Ended April 30,
	2026	2025
Numerator:
Net income	$2,107	$1,541
Denominator:
Weighted-average shares outstanding for basic net income per share	868	960
Effect of dilutive securities:
Employee stock awards	3	10
Weighted-average shares outstanding for diluted net income per share	871	970
The weighted-average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares, including the unsettled forward contract component of the ASR agreements, were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2026	2025
Employee stock awards	31	2
Unsettled component of ASR Agreements	36	0
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
Since May 2023, a number of similar actions have been filed in federal and state courts, including principally: (1) actions filed by 30 plaintiffs in the U.S. District Court for the Northern District of Texas, which were consolidated as S.M.A. v. Salesforce, Inc., Case No. 3:23-CV-0915-B (“S.M.A”); (2) actions filed by 21 plaintiffs in Texas state court in Dallas County, which were removed to the U.S. District Court for the Northern District of Texas and consolidated as A.S. v. Salesforce, Inc., Case No. 3:23-CV-1039-B (“A.S.”); (3) an action by a single plaintiff filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as T.S. v. Salesforce, Inc., Case No. 4:23-CV-01792 (“T.S.”); (4) an action by a single plaintiff filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as A.A. v. Salesforce, Inc., Case No. 4:26-CV-00757 (“A.A.”); (5) an action filed by a single plaintiff in the U.S. District Court for the Southern District of Texas as Jane Doe (C.S.) v. Salesforce, Inc., Case No. 2:25-CV-189 (“C.S.”); (6) an action filed by a single plaintiff in the U.S. District Court for the Western District of Washington as M.K. v. Salesforce.com, Inc, Case No. 2:23-CV-435 (“M.K.”); (7) an action filed by a single plaintiff in the U.S. District Court for the Middle District of Florida as I.H. v. Salesforce..com, LLC, Case No. 8:24-CV-1678 (“I.H.”); (8) an action filed by 13 plaintiffs in the U.S. District Court for the Northern District of Illinois as A.G.B. v. Salesforce, Inc., Case No. 25-CV-15801 (“A.G.B.”); (9) an action filed by a single plaintiff in the U.S. District Court for the Northern District of Illinois as J.L.D. v. Salesforce, Inc., Case No. 26-CV-01580 (“J.L.D.”); and (10) an action filed by two plaintiffs in the U.S. District Court for the Northern District of Illinois as E.Y.W. v. Salesforce, Inc., Case No. 1:26-CV-02632 (“E.Y.W.”). Six actions have further been filed by 244 plaintiffs in the U.S. District Court for the Northern District of Illinois and have been consolidated with G.G. (“G.G. consolidated cases”): A.I.R. v. Salesforce, Inc., Case No. 1:25-CV-6867; J.M.M. v. Salesforce, Inc., Case No. 1:25-

CV-6868; K.B. v. Salesforce, Inc., Case No. 1:25-CV-6869; N.R.J. v. Salesforce, Inc., Case No. 1:25-CV-6870; M.K. v. Salesforce, Inc., Case No. 1:25-CV-6871; and N.A.M. v. Salesforce, Inc., Case No. 1:25-CV-6872. Seven actions have been filed by fourteen plaintiffs in the U.S. District Court for the Northern District of California: A.A. v. Salesforce, Inc., Case No. 4:26-CV-01531; SF-00001 v. Salesforce, Inc., Case No. 4:26-CV-01594; SF-00002 v. Salesforce, Inc., Case No. 4:26-CV-01975; SF-00003 v. Salesforce, Inc., Case No. 4:26-CV-02162; SF-00004 v. Salesforce, Inc., Case No. 4:26-CV-02172; SF-00005 v. Salesforce, Inc., Case No. 4:26-CV-02296; SF-00009 v. Salesforce, Inc., Case No. 4:26-CV-02499. Fourteen actions have been filed by fourteen plaintiffs in the U.S. District Court for the Central District of California: SF-00014 v. Salesforce, Inc., Case No. 2:26-CV-03471 (“SF-00014”); SF-00015 v. Salesforce, Inc., Case No. 2:26-CV-03771 (“SF-00015”); SF-00016 v. Salesforce, Inc., Case No. 2:26-CV-03972 (“SF-00016”); SF-00017 v. Salesforce, Inc., Case No. 2:26-CV-04150 (“SF-00017”); SF-00018 v. Salesforce, Inc., Case No. 2:26-CV-04157 (“SF-00018”); SF-00019 v. Salesforce, Inc., Case No. 2:26-CV-04398 (“SF-00019”); SF-00020 v. Salesforce, Inc., Case No. 2:26-CV-04421 (“SF-00020”); SF-00021 v. Salesforce, Inc., Case No. 2:26-CV-04435 (“SF-00021”); SF-00022 v. Salesforce, Inc., Case No. 2:26-CV-04488 (“SF-00022”); SF-00023 v. Salesforce, Inc., Case No. 2:26-CV-04652 (“SF-00023”); SF-00024 v. Salesforce, Inc., Case No. 2:26-CV-04608 (“SF-00024”); SF-00025 v. Salesforce, Inc., Case No. 2:26-CV-04664 (“SF-00025”); SF-00026 v. Salesforce, Inc., Case No. 2:26-CV-04836 (“SF-00026”); SF-00027 v. Salesforce, Inc., Case No. 2:26-CV-04859 (“SF-00027”). Separately, 18 actions have been filed by 18 plaintiffs in Texas state court, which are proceeding in a Texas state court multidistrict litigation in Harris County District Court, captioned In re Jane Doe Cases, MDL 2020-28545 (“Texas MDL”). In March 2024, the district court in S.M.A. granted the Company’s consolidated motion to dismiss the complaint on the ground that plaintiffs had not alleged the requisite intent element under the federal trafficking statute, and in April 2024 an amended complaint was filed amending the federal law claim and adding a Texas state law claim. In May 2024, the Company moved to dismiss the amended complaint. In March 2025, the district court granted the motion as to the Texas state law claims, dismissed the Texas claim with prejudice, and denied the motion as to the federal law claim. In October 2025, S.M.A. was stayed pursuant to 18 U.S.C. § 1595(b) pending the final adjudication of the criminal proceedings involving Backpage. In September 2024, the district court in A.S. denied the Company’s motion to dismiss. In November 2024, the Company moved for judgment on the pleadings. In May 2025, the district court granted that motion with leave to amend. Plaintiffs then filed a consolidated amended complaint, and on June 20, 2025, the Company moved to dismiss that complaint. This motion was pending when, in October 2025, A.S. also was stayed pursuant to 18 U.S.C. § 1595(b) pending the final adjudication of the criminal proceedings involving Backpage. In June 2023, the Company moved to dismiss T.S., and that motion remains pending. In March 2024, T.S. was stayed pending the interlocutory appeal in A.B., which was remanded to the district court in January 2025. The Company filed a motion to dismiss in A.A. in February 2026, and that motion remains pending. In May 2026, the Company filed a motion to stay A.A. under 18 U.S.C § 1595(b) that remains pending. In September 2025, the Company filed a motion to dismiss C.S. that was pending when the court granted the motion to stay under 18 U.S.C. § 1595(b) in April 2026. Plaintiff in M.K. voluntarily dismissed her claim against Salesforce in May 2024. In December 2025, the district court in I.H. stayed the action pursuant to 18 U.S.C. § 1595(b) pending final adjudication of the criminal proceedings involving Backpage. The Company filed a motion to dismiss in the G.G. consolidated cases in January 2026 that was pending when the district court granted the Company’s motion to stay under 18 U.S.C. § 1595(b) to stay the G.G. consolidated cases pending the final adjudication of the criminal proceedings involving Backpage in March 2026. Plaintiffs in the G.G. consolidated cases filed a motion for reconsideration of the stay order, and that motion remains pending. In March through May 2026, the district courts in A.G.B., J.L.D., and E.Y.W. granted the parties’ stipulation to stay the cases subject to the same stay entered in the G.G. consolidated cases. The Company’s responses to Plaintiffs’ complaints in the Northern District of California are due in May and June 2026. The Company’s responses to the served complaints in the Central District of California cases are due in June and July 2026. In the Texas MDL, the Company moved to dismiss certain claims by plaintiffs in this MDL who reside outside of Texas on personal jurisdiction, extraterritoriality, and forum non conveniens grounds in the latter half of 2023. In February 2026, at a hearing on these motions, the court granted the Company’s motions to dismiss on forum non conveniens grounds. The Company will be dismissed from B.I.R., C.V., and T.K, in the Texas MDL pending the court’s written order. All of the foregoing actions seek unspecified monetary damages, attorneys’ fees, and costs. The Company intends to defend its interests in these proceedings vigorously.

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
Our platform unites sales, service, marketing, commerce and IT teams by connecting customer data across systems, apps and devices to create a complete view of customers. With this single source of customer truth and integrated artificial intelligence (“AI”), teams can be more responsive, productive and efficient, deliver intelligent, personalized experiences across every channel and increase productivity. We continue to expand the capabilities of our autonomous AI agent layer integrated across our platform. Agentforce enables organizations to deploy autonomous agents that reason, make decisions, and execute tasks. Salesforce is the platform that powers how humans and agents work together, whether using Customer 360 apps, Slack, Headless 360, or other user interfaces. We continue to invest for growth, including investing in generative and agentic AI across all products, which we believe will change how our customers help their customers, and continuously look to expand our leadership role in the cloud computing industry.
We continue to focus on several key growth levers, including driving multiple service offering adoption, increasing our penetration with enterprise and international customers and expanding our industry-specific reach with more vertical software solutions. These growth levers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription and support revenue. As a result, we have seen that customers with many of these characteristics drive higher annual revenues and have lower attrition rates than our company average. In addition to these growth levers, our mergers and acquisitions framework has included several acquisitions that have accelerated our agentic roadmap, including our April 2026 acquisition of Qualified.com, Inc. (“Qualified”), our November 2025 acquisition of Informatica, Inc. (“Informatica”) and our October 2025 acquisition of Regrello Corp. (“Regrello”). These acquisitions bring in key talent and technology to accelerate innovation.
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
Highlights from First Quarter of Fiscal 2027
•Revenue: For the three months ended April 30, 2026, revenue was $11.1 billion, an increase of 13 percent year-over-year.
•Income from Operations: For the three months ended April 30, 2026, income from operations was $2.3 billion as compared to $1.9 billion from a year ago. Operating margin, which represents income from operations as a percentage of total revenue, increased to approximately 21 percent for the three months ended April 30, 2026 compared to approximately 20 percent in the prior year period.
•Net Income per Share: For the three months ended April 30, 2026, diluted net income per share was $2.42 as compared to diluted net income per share of $1.59 from a year ago. Our $25 billion Accelerated Share Repurchase (“ASR Agreements”) executed in March 2026 resulted in the repurchase of approximately 103 million shares in the period and benefitted our diluted net income per share by $0.14.
•Cash: Cash provided by operations for the three months ended April 30, 2026 was $6.7 billion, an increase of three percent year-over-year. Total cash, cash equivalents and marketable securities as of April 30, 2026 was $11.8 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of April 30, 2026 was approximately $67.9 billion, an increase of 11 percent year-over-year. Current remaining performance obligation as of April 30, 2026 was approximately $33.6 billion, an increase of 14 percent year-over-year.
•Dividend Program: For the three months ended April 30, 2026, we paid approximately $365 million in dividends and dividend equivalents as compared to $402 million from a year ago.
Our diversified product portfolio and global customer base has provided us with operational resiliency across various geographies, products, and industry segments. During the first quarter of fiscal 2027, we experienced sustained growth in Agentforce Apps and Data 360, bolstered by the acquisition of Informatica.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Total revenues in the three months ended April 30, 2026 were positively impacted by approximately two percent in foreign currency fluctuations compared to the three months ended April 30, 2025. Relative to April 30, 2025, our current remaining performance obligation growth as of April 30, 2026 was positively impacted by one percent compared to what would have been reported using constant currency rates. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2027, for example, refer to the fiscal year ending January 31, 2027.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the three months ended April 30, 2026.
Subscription and support revenues primarily include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for the three months ended April 30, 2026.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. As of April 30, 2026, our attrition rate, excluding Slack self-service, Informatica, and current year acquisitions, was approximately eight percent.
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
Restructuring
Restructuring consists of charges related to employee transition, severance payments, employee benefits and stock-based compensation, as well as impairment charges associated with data center exits and office space reductions. Restructuring excludes allocated overhead.
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
Additionally, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for further discussion with respect to these policies and estimates.

Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements.
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

1	Three Months Ended April 30,
	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Subscription and support	$10,593	95%	$9,297	95%
Professional services and other	540	5	532	5
Total revenues	11,133	100	9,829	100
Cost of revenues (1)(2):
Subscription and support	1,953	18	1,611	16
Professional services and other	617	5	654	7
Total cost of revenues	2,570	23	2,265	23
Gross profit	8,563	77	7,564	77
Operating expenses (1)(2):
Research and development	1,627	14	1,460	15
Sales and marketing	3,769	34	3,429	35
General and administrative	740	7	697	7
Restructuring	80	1	36	0
Total operating expenses	6,216	56	5,622	57
Income from operations	2,347	21	1,942	20
Interest expense	(317)	(3)	(68)	0
Gains (losses) on strategic investments, net	558	5	(63)	(1)
Other income	133	1	163	1
Income before provision for income taxes	2,721	24	1,974	20
Provision for income taxes	(614)	(5)	(433)	(4)
Net income	$2,107	19%	$1,541	16%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2026	% of Total Revenues	2025	% of Total Revenues
Cost of revenues	$244	2%	$162	2%
Sales and marketing	317	3	233	2
(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended April 30,
	2026	% of Total Revenues	2025	% of Total Revenues
Cost of revenues	$138	1%	$151	1%
Research and development	310	3	275	3
Sales and marketing	320	3	285	3
General and administrative	102	1	88	1
Restructuring	10	0	15	0

The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in billions):

	As of
	April 30, 2026	January 31, 2026
Cash, cash equivalents and marketable securities	$11.8	$9.6
Unearned revenue	20.4	24.3
Remaining performance obligation	67.9	72.4
Principal due on our outstanding debt obligations (1)	39.5	14.5
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results in the three months ended April 30, 2026 compared to the same period in fiscal 2026 was impacted by our recent acquisitions, including the acquisition of Informatica in November 2025. In our discussion of changes in our results of operations for the three months ended April 30, 2026, compared to the same period in fiscal 2026, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended April 30,		Variance
(in millions)	2026	2025	Dollars	Percent
Subscription and support	$10,593	$9,297	$1,296	14%
Professional services and other	540	532	8	2
Total revenues	$11,133	$9,829	$1,304	13%
The increase in subscription and support revenues for the three months ended April 30, 2026 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term software licenses, which are recognized at a point in time, represented approximately six percent of total subscription and support revenues for the three months ended April 30, 2026 and 2025. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the three months ended April 30, 2026 and 2025.
The increase in professional services and other revenues for the three months ended April 30, 2026 was primarily due incremental revenue from Informatica which was partially offset by less demand for larger, multi-year transformation engagements, which may continue in the near term.
The acquisition of Informatica in November 2025 contributed approximately $444 million of total revenues in the three months ended April 30, 2026.

Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2026	As a % of Total Subscription and Support Revenues	2025	As a % of Total Subscription and Support Revenues	Growth Rate
Agentforce Apps	$6,910	65%	$6,345	68%	9%
Data 360, Headless Platform, and Other	3,683	35	2,952	32	25
Total	$10,593	100%	$9,297	100%	14%
Effective as of the first quarter of fiscal year 2027, we have revised the presentation of our disaggregated revenue disclosures to reflect the evolution of our product architecture to deliver the Agentic Enterprise. Consistent with how management evaluates the performance of our business and how we develop, sell, serve, and engage customers, subscription and support revenue is now reported across two primary categories: Agentforce Apps and Data 360, Headless Platform, and Other. Agentforce Apps groups our applications with Agentforce, reflecting how Agentforce is embedded in every app, and is comprised of Agentforce Sales, Agentforce Service, Agentforce Marketing, Agentforce Commerce, Agentforce Apps Flex Credits and Slack. Data 360, Headless Platform, and Other groups our data context layer and unified platform, to reflect the foundation powering Agentforce Apps, and is comprised of Data 360, Data 360 and Platform Flex Credits, Headless Platform, Informatica, Agentforce Mulesoft, Agentforce Tableau and Other.
Revenues by Geography

	Three Months Ended April 30,
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues	Growth Rate
Americas	$7,233	65%	$6,469	66%	12%
Europe	2,754	25	2,337	24	18
Asia Pacific	1,146	10	1,023	10	12
Total	$11,133	100%	$9,829	100%	13%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was primarily due to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. Foreign currency positively impacted the year over year fluctuations in revenue by approximately two percent.
Cost of Revenues

	Three Months Ended April 30,				Variance Dollars
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues
Subscription and support	$1,953	18%	$1,611	16%	$342
Professional services and other	617	5	654	7	(37)
Total cost of revenues	$2,570	23%	$2,265	23%	$305
For the three months ended April 30, 2026, the increase in cost of revenues in absolute dollars was primarily due to an increase in service delivery expenses and amortization of purchased intangibles, primarily associated with our acquisition of Informatica. Total cost of revenues as a percentage of total revenues during the three months ended April 30, 2026 was consistent with the same period a year ago.
We intend to continue to invest additional resources in our AI, agentic and cloud services to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may cause our cost of revenues as a percentage of revenues to fluctuate over time due to changes in demand for our service offerings.

Operating Expenses

	Three Months Ended April 30,				Variance Dollars
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues
Research and development	$1,627	14%	$1,460	15%	$167
Sales and marketing	3,769	34	3,429	35	340
General and administrative	740	7	697	7	43
Restructuring	80	1	36	0	44
Total operating expenses	$6,216	56%	$5,622	57%	$594
For the three months ended April 30, 2026, the increase in research and development expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. Research and development expenses as a percentage of total revenues during the three months ended April 30, 2026 decreased by one percent from the same period a year ago due to our total revenues growth outpacing our research and development expenses growth.
We expect research and development expenses will likely remain consistent as a percentage of revenue over time as we continue investing in new and existing technologies, including AI, agents, Data Cloud offerings, and the integration of Informatica. Efficiencies realized from the rapid deployment of generative AI technologies will be reinvested to accelerate our product roadmap.
For the three months ended April 30, 2026, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and increased amortization of purchased intangibles, primarily associated with our acquisition of Informatica. Sales and marketing expenses as a percentage of total revenues during the three months ended April 30, 2026 decreased by one percent from the same period a year ago due to our total revenues growth outpacing our sales and marketing expenses growth.
We expect that sales and marketing expenses may decrease as a percentage of revenues over time as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity, which includes the use of AI and agents.
For the three months ended April 30, 2026, the increase in general and administrative expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense. General and administrative expenses as a percentage of total revenues during the three months ended April 30, 2026 was consistent with the same period a year ago.
We expect that general and administrative expenses may decrease as a percentage of revenues over time as we continue to invest in process efficiency initiatives, which includes the use of AI and agents.
In the three months ended April 30, 2026, approximately $80 million of costs were incurred related to our restructuring initiatives, which was primarily related to employee transitions, severance payments and employee benefits. We do not expect to incur significant additional charges in connection with our restructuring initiatives in the near term.

Other Income and Expenses

	Three Months Ended April 30,		Variance Dollars
(in millions)	2026	2025
Interest expense	(317)	(68)	(249)
Gains (losses) on strategic investments, net	$558	$(63)	$621
Other income	133	163	(30)
Interest expense primarily relates to our debt as well as our finance leases. Interest expense increased during the three months ended April 30, 2026, primarily due to incremental interest expense associated with our March 2026 debt offering. We expect this debt offering to cause interest expense to increase as compared to prior year throughout fiscal 2027.
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to observable price adjustments related to our privately held equity securities, our publicly held equity securities and other adjustments, including impairments. Our strategic investment portfolio continues to be affected by market conditions for companies in which we hold private securities, including the pace of technological change driven by AI and volatility in public equity markets. For the three months ended April 30, 2026, the net gain on our strategic investment portfolio was primarily driven by realized gains on privately held equity investments of $350 million and unrealized gains on privately held equity investments of $328 million, partially offset by impairments on privately held investments of $119 million. The realized gains in the period were primarily comprised of a $268 million gain resulting from the exit of a privately held equity investment. The unrealized gains in the period were primarily comprised of a $268 million mark-to-market gain from one privately held equity investment.
Other income primarily consists of interest income on our marketable securities portfolio. Other income decreased during the three months ended April 30, 2026, primarily due to a decrease in investment income from lower interest rates.
Provision For Income Taxes

	Three Months Ended April 30,		Variance Dollars
(in millions)	2026	2025
Provision for income taxes	$(614)	$(433)	$(181)
Effective tax rate	23%	22%
We recorded a tax provision of $614 million on pretax income of $2.7 billion for the three months ended April 30, 2026. Our effective tax rate increased from a year ago primarily due to stock-based compensation. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, or material discrete tax items, or a combination of these factors resulting from transactions or events, including acquisitions, changes to our operating structure and other macroeconomic factors.
Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $11.8 billion and accounts receivable of $5.1 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement (as defined below), which provides the ability to borrow up to $5.0 billion in unsecured financing (the “Credit Facility”) as of April 30, 2026, also serves as a source of liquidity.
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

Cash Flows
For the three months ended April 30, 2026 and 2025, our cash flows were as follows (in millions):

1	Three Months Ended April 30,
	2026	2025
Net cash provided by operating activities	$6,701	$6,476
Net cash used in investing activities	(2,183)	(1,567)
Net cash used in financing activities	(2,921)	(2,920)
Operating Activities
The net cash provided by operating activities during the three months ended April 30, 2026 was primarily comprised of net income of $2.1 billion, adjusted for non-cash items, including $985 million of depreciation and amortization and $857 million of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during the three months ended April 30, 2026 was further benefited by the change in accounts receivable, net of $9.4 billion partially offset by the changes in unearned revenue of $4.0 billion and accounts payable and accrued expenses and other liabilities of $1.9 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
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
Investing Activities
The net cash used in investing activities during the three months ended April 30, 2026 was primarily related to net outflows for acquisitions of $1.5 billion, of which $1.1 billion related to the Qualified acquisition, as well as net outflows from marketable securities activity of $676 million and capital expenditures of $145 million, partially offset by net inflows from strategic investment activity of $90 million.
The net cash used in investing activities during the three months ended April 30, 2025 was primarily related to net outflows from marketable securities activity of $1.2 billion, net outflows from strategic investment activity of $143 million and capital expenditures of $179 million.
Financing Activities
The net cash used in financing activities during the three months ended April 30, 2026 was primarily related to proceeds from the issuance of debt, net of issuance costs of $24.8 billion and proceeds from equity plans of $230 million partially offset by repurchases of common stock of $27.2 billion, which includes our March 2026 accelerated share repurchase, and payments of dividends and equivalents of $365 million.
The net cash used in financing activities during the three months ended April 30, 2025 was primarily related to $2.6 billion used for repurchases of common stock and $402 million related to payments of dividends, partially offset by $294 million of proceeds from equity plans.
Debt
As of April 30, 2026, we had senior unsecured debt outstanding, with maturities starting in March 2028 and extending through March 2066, with a total carrying value of $33.3 billion. We were in compliance with all debt covenants as of April 30, 2026.
In October 2024, we entered into a credit agreement with the lenders and issuing lenders party thereto, and Bank of America, N.A., as administrative agent (the “Revolving Loan Credit Agreement”). The Revolving Loan Credit Agreement provides for a $5.0 billion Credit Facility and matures in October 2029. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of April 30, 2026.
In March 2026, we entered into a $6.0 billion five-year senior unsecured term loan credit agreement (the “2026 Term Loan Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2026 Term Loan Credit Agreement matures in March 2031. We used the full proceeds of the 2026 Term Loan Credit Agreement to settle all of the outstanding borrowings under our $4.0 billion 364-day Credit Agreement and our $2.0 billion Three-year Credit Agreement, which were originally entered into in June 2025 to finance the acquisition of Informatica. As of April 30, 2026, the full $6.0 billion was outstanding under the 2026 Term Loan Credit Agreement.
In March 2026, we also issued unsecured Senior Notes with an aggregate principal of $25.0 billion and maturities ranging from 2028 to 2066 (the “March 2026 Notes”). We used the net proceeds from the March 2026 Notes to fund an accelerated share repurchase program, as discussed below.
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
In March 2026, we entered into the ASR Agreements with a syndicate of financial institutions to repurchase an aggregate of $25.0 billion of our common stock and received an initial delivery of approximately 103 million shares at an average price per share of $198.34, which represents approximately 80 percent of the total shares expected to be repurchased under the ASR Agreements. The final settlement of repurchased shares is expected to occur in the second half of fiscal 2027.
Excluding the repurchases made under the ASR Agreements, we additionally repurchased the following shares of our common stock in the open market, (in millions, except average price per share):

	2026			2025
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	11	$192.00	$2,145	10	$273.42	$2,681
As of April 30, 2026, we were authorized to purchase a remaining $22.9 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to April 30, 2026, we have not completed any additional share repurchases under the Share Repurchase Program.
Dividends
The Company announced the following dividends:

	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Three months ended April 30, 2026	April 9, 2026	April 23, 2026	$0.440	$374
Three months ended April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
The declaration and payment of future cash dividends is subject to the Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
As of April 30, 2026, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. For more information regarding our lease obligations as of April 30, 2026, see Note 5 “Leases and Other Commitments” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the three months ended April 30, 2026 and in future years, we have made, and expect to continue to make, additional investments in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure service providers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.

Other Future Obligations
As of April 30, 2026, we expect approximately $130 million to $150 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs, such as severance payments. We generally expect to satisfy these commitments with cash on our balance sheet and cash provided by operating activities.
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
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling annual and multi-year subscriptions in multiple currencies, customer accounts receivable, intercompany transfer pricing arrangements and other intercompany transactions. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on selected assets or liabilities and forecasted revenue without exposing us to additional risk associated with transactions that could be regarded as speculative. We pursue our objective by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. For minimizing the effect of foreign exchange rates on assets or liabilities we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations.
We enter into foreign currency forward contracts, which we designate as cash flow hedges, to manage the volatility in cash flows associated with forecasted revenue denominated in certain currencies other than the U.S. dollar. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. All of our foreign currency forward contracts mature within twelve months. These forward contracts reduce, but not entirely eliminate, the impact of currency exchange rate movements in the current period.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended April 30, 2026 were positively impacted by approximately two percent due to fluctuations in foreign currencies compared to the three months ended April 30, 2025. In addition, fluctuations in foreign currencies positively impacted our current remaining performance obligation growth rate as of April 30, 2026 by approximately one percent compared to what we would have reported as of April 30, 2025 using constant currency rates.

Interest Rate Sensitivity
As of April 30, 2026, we had cash, cash equivalents and marketable securities totaling $11.8 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at April 30, 2026 could result in a $50 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2026, we had cash, cash equivalents and marketable securities totaling $9.6 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $31 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of April 30, 2026	Interest Terms	Contractual Interest Rate
March 2028 Senior Notes	March 2028	3,500	Fixed	4.50%
April 2028 Senior Notes	April 2028	1,500	Fixed	3.70
July 2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
March 2029 Senior Notes	March 2029	4,250	Fixed	4.65
Revolving Loan Credit Agreement	October 2029	0	Floating	N/A
2026 Term Loan Credit Agreement (1)	March 2031	6,000	Floating	4.26
July 2031 Senior Notes	July 2031	1,500	Fixed	1.95
September 2031 Senior Notes	September 2031	3,750	Fixed	4.90
March 2033 Senior Notes	March 2033	2,750	Fixed	5.20
March 2036 Senior Notes	March 2036	4,500	Fixed	5.55
July 2041 Senior Notes	July 2041	1,250	Fixed	2.70
March 2046 Senior Notes	March 2046	1,500	Fixed	6.40
July 2051 Senior Notes	July 2051	2,000	Fixed	2.90
March 2056 Senior Notes	March 2056	3,750	Fixed	6.55
July 2061 Senior Notes	July 2061	1,250	Fixed	3.05
March 2066 Senior Notes	March 2066	1,000	Fixed	6.70
(1) The contractual interest rate represents the weighted-average for the period outstanding.
Any borrowings under our Revolving Loan Credit Agreement bear interest, at our option, at a base rate plus a spread of 0.00% or an adjusted benchmark rate plus a spread of 0.50% to 0.85%, in each case, with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of April 30, 2026, there was no outstanding borrowing amount under the Credit Facility.

The borrowings under the 2026 Term Loan Credit Agreement bear interest at a fluctuating rate per annum equal to, at our option, an alternate base rate or an adjusted Term Secured Overnight Financing Rate (“SOFR”), in each case, plus an applicable margin calculated based on our credit ratings. As of April 30, 2026, the entire $6.0 billion principal amount was outstanding under the 2026 Term Loan Credit Agreement.
In March 2026, we issued the March 2026 Notes with an aggregate principal of $25.0 billion and maturities ranging from 2028 to 2066. While these notes do not expose us to risk from fluctuating interest rates, the fair value of this fixed-rate debt may be impacted by future changes in interest rates. Generally, the fair value of our fixed-rate debt will decrease as interest rates rise and increase as interest rates fall.
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
Strategic Investments
As of April 30, 2026, our strategic investment portfolio consisted of investments in over 450 companies with a combined carrying value of $7.8 billion, including two privately held investments with carrying values that were individually greater than five percent of the total strategic investments portfolio and represented 37 percent of the portfolio in aggregate.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of April 30, 2026 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of April 30, 2026
Publicly held equity securities	$3	$1	$(1)	$3
Privately held equity securities	6,330	2,573	(1,174)	7,729
Total equity securities	$6,333	$2,574	$(1,175)	$7,732
Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. These investments are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure of a company, may impact the magnitude by which our investment value moves in relation to changes in the total fair value of that company. For example, our five largest privately held equity securities represent $3.7 billion in total strategic investments as of April 30, 2026. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $316 million. We anticipate future volatility in our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions.
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
•Customer attrition, or our inability to accurately predict subscription renewals, customer usage of consumption-based offerings, and upgrade rates.
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
•efforts by threat actors, including criminal organizations, state-sponsored actors and nation-states, to launch coordinated cyberattacks or supply chain attacks on our infrastructure or that of our third-party vendors, including through ransomware, destructive malware, distributed denial-of-service attacks or exploitation of previously unknown “zero-day” vulnerabilities, which may be discovered and weaponized by autonomous AI agents and through new frontier AI models;
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
Although we devote significant resources to protecting our data and IT systems, we can provide no assurances that our security measures, including systems and processes designed to protect the confidentiality, integrity and availability of our customers’ and our customers’ customers’ proprietary and sensitive data, will be effective or that a material cybersecurity incident will not occur. Our ability to mitigate these risks may be impacted by the following:
•evolving and increasingly sophisticated techniques used to breach or disrupt IT systems and infrastructure, including the use or exploitation of AI technologies by threat actors to identify previously unknown vulnerabilities and accelerate, scale or personalize cyberattacks, which may significantly reduce the time available for us to remediate vulnerabilities before they are exploited;
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
In the normal course of business, we and our customers are and have been the target of malicious cyberattacks and other security threats. Although to date we have not identified any security incidents involving our systems that have had a material financial impact on us, there can be no assurance that future incidents will not be material or significant. As our market presence grows, we may face increased risks of cyberattacks and other security threats. Additionally, as AI technologies, including generative and agentic AI, continue to evolve, threat actors are using and exploiting these technologies to enhance the sophistication, scale, speed and effectiveness of security threats that may be more difficult to detect and defend against, including future capabilities to identify previously unknown vulnerabilities and automate complex, multi-stage attack chains. Any delay in detecting, containing, or remediating a cybersecurity incident may result in additional harm, and in certain cases the full scope and impact of any such incident may not be immediately apparent.
A cybersecurity incident could result in unauthorized access to, or the loss or denial of authorized access to, our IT systems or data, or those of our customers, including intellectual property and other proprietary, sensitive or confidential information. We are subject to contractual, regulatory and other legal obligations to notify relevant stakeholders of certain security incidents. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. As data protection, cybersecurity, and privacy laws continue to evolve, we may face additional reporting requirements to regulatory authorities. Assessing whether an incident is material or reportable to one or more external parties may require complex judgment and investigation, and disclosure of an incident may itself adversely affect our reputation, customer relationships and exposure to legal or regulatory proceedings. A security incident or related disclosure could result in loss of confidence in the security of our services, harm our reputation, negatively impact future sales, disrupt our business operations, increase insurance premiums and result in legal, regulatory and financial liability. Additionally, it may take considerable time for us to investigate and evaluate the full impact of cybersecurity attacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full and reliable information about the incident to our customers, regulators and the public. Further, there can be no assurance that our insurance coverage will be sufficient in type or amount to cover the losses arising from a cybersecurity incident. In addition, prevention, detection, investigation and remediation of actual or suspected vulnerabilities or incidents, including determining whether notification or disclosure is required, may not be straightforward, may result in significant direct and indirect costs, including increased infrastructure and security spending and the diversion of resources from development activities.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
We have in the past and may in the future identify defects in or experience disruptions to our services. Such issues may arise in a variety of circumstances, including from customers using our services in unanticipated ways that disrupt access for other customers; from employee, contractor or other third-party action or inaction; or from the complexity of our services, which incorporate a variety of hardware, proprietary software and third-party and open-source software and AI models. Across the industry, cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Although we benchmark AI model performance on metrics relevant to our services and test new models introduced into our services prior to deployment, AI models are probabilistic in nature and we cannot predict model output and subsequent AI agent behavior with complete accuracy. The use of agentic AI by us, our third-party service providers or customers may result in unanticipated outcomes that disrupt our systems or those of our customers, which may be difficult to anticipate, detect, or reverse.
We have experienced and may in the future experience defects in our, our customers’, or third-party vendors’ products and components, which may create vulnerabilities that inadvertently permit unauthorized access to protected customer data. We can provide no assurance that such defects or vulnerabilities will not occur in the future, have a material adverse effect on our business or subject us to substantial liability. Vulnerabilities in open-source, proprietary or third-party products and components can persist even after security patches have been issued if updates are not timely implemented or if threat actors exploit vulnerabilities before remediation is complete. As frontier AI models enhance the ability of threat actors to rapidly identify previously unknown vulnerabilities and automate complex, multi-stage attack chains, the time available to develop and deploy countermeasures is likely to be significantly compressed. Consequently, we may be required to undertake more frequent emergency patching and remediation efforts, which could increase our operational costs and heighten the risk of service disruptions caused by the patching process itself. Additionally, in some cases, vulnerabilities may not be immediately detected, which may make it difficult to recover critical services and lead to damaged assets.
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
We rely on third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries, as well as the many different underlying networks and services that power the Internet, to deliver our products and services and operate critical business systems. We also rely on hardware purchased or leased from, software licensed from, and cloud computing platforms provided by third parties in order to offer our products and services, including database software, hardware and data from multiple vendors. Any disruption, degradation or failure of our systems, or those of the third parties on which we rely, regardless of cause, could result in service interruptions and harm our business. We have experienced service interruptions caused by technological and geopolitical incidents, and interruptions may occur in the future. As our reliance on these third-party systems increases, and particularly on third-party cloud computing platforms, our exposure to service interruptions and performance or quality issues may also increase. Service interruptions or other performance or quality issues may cause us to issue credits or pay penalties, cause customers to assert warranty or other claims or terminate their subscriptions, and adversely affect attrition rates and our ability to attract new customers, which could reduce revenue. Our business and reputation would also be harmed if our customers and potential customers perceive our services as unreliable.
In certain jurisdictions, government-imposed data residency requirements may negatively impact our resiliency options. Requirements to seek pre-approval before backing up, migrating or transferring customer data to alternate infrastructure, even as an emergency mitigation measure, or to condition exemptions from residency obligations on commitments to additional local infrastructure investment, could increase our costs or constrain our operational flexibility.
For many of our offerings, our production environment and customer data are replicated at geographically separate facilities. Certain offerings, including those added through acquisitions, may be delivered through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from events outside of our control, such as natural disasters, supply chain disruptions, or geopolitical events. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, unanticipated events, problems, operational failures or other disruptions could result in prolonged service interruptions, and there can be no assurance that such interruptions would be remediated without significant cost, in a timely manner or at all.
The hardware, software, data and cloud computing platforms that we rely on, including, for example, the large language models leveraged in our AI offerings, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Access to certain frontier AI models may also be subject to sudden suspension or restriction by providers or by governments due to safety concerns, regulatory mandates, or shifting priorities among cloud platforms. Any loss of the right to use such hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or delay the provision of our services until equivalent technology is either developed internally or obtained from third parties and integrated into our systems. There can be no assurance that such replacement technology would be available or implemented in a timely manner or at all.
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
As we acquire companies or technologies, we may not realize the expected business or financial benefits and the acquisitions could prove difficult to integrate, disrupt our operations, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
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
Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate acquisitions, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions, and which may affect the risks of owning our common stock. If we finance acquisitions by issuing equity or convertible or other debt securities or taking out loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect our stock price. For example, in connection with our acquisition of Informatica, we entered into the Informatica Credit Agreements on an unsecured basis. In November 2025, the Company borrowed the full $6.0 billion available under the Informatica Credit Agreements to finance a portion of the cash consideration for the acquisition, repay existing indebtedness of Informatica and its subsidiaries, and pay related fees, costs, and expenses. For more information, see Note 8 “Debt” to the consolidated financial statements in Item 8 of Part 2.
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
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations, refine our operating model, and increase productivity, we may not be able to successfully implement our business plan.
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
Our success will depend in part upon the ability of our senior management to plan and manage our projected growth effectively. We must continue to increase the productivity of our existing employees and to hire, train and manage employees as needed. Additionally, changes in our work environment and workforce may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. Furthermore, new AI offerings and technologies, which are integrated into our operations, may disrupt workforce needs and could adversely affect our operations if not managed properly. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures and our utilization of real estate. If we fail to successfully scale our operations, refine our operating model, maintain effective governance and accountability, executive cross-functionally, and increase productivity across our organization, we may be unable to execute our business plan and the value of our common stock could decline.
If our customers do not renew their subscriptions or if they reduce subscriptions at renewal, or if customer usage of consumption-based offerings is below expected levels, our revenue and current remaining performance obligation could decline and our business may suffer. If we cannot accurately predict subscription renewals or upgrade rates or optimal pricing for consumption-based contracts, we may not meet our revenue targets, which may adversely affect our stock price.
Our customers have no obligation to renew their subscriptions after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. Our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base, the number of multi-year subscription contracts, and our shift toward consumption-based pricing models. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, customer mergers and acquisitions, competition, pricing increases or changes, such as the increased prevalence of consumption-based pricing models and economic downturns. Additionally, our transition toward more complex pricing structures, including AI-driven consumption models, may make it more difficult to optimize our pricing, predict attrition rates, and accurately forecast revenue.
Our future success depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and customer receptiveness to price changes related to these additional features and services. In addition, the markets and monetization strategies for certain offerings, including Agentforce and Data 360, remain relatively new and uncertain and may present additional risks and challenges. If customer usage for these offerings is below expected levels, we may not be able to adequately forecast renewals or optimize pricing, which may prevent us from meeting our revenue targets and adversely affect our stock price.
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
We sell our services throughout the world and are subject to risks and challenges associated with international business. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•regional economic and political conditions, natural disasters, acts of war, terrorism and actual or threatened public health emergencies, or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia, and ongoing conflicts, such as the war in Ukraine and conflicts in the Middle East;
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
We may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales to large enterprise customers, including governmental entities and customers in regulated industries. In these market segments, the customer’s decision to use our services—particularly our newer AI and data-related offerings such as Agentforce and Data360—may require us to provide extensive implementation planning, education regarding the use and benefits of our services, as well as address other concerns, such as heightened privacy and data protection requirements.
In addition, larger enterprise customers and governmental entities often demand significant pricing and packaging flexibility, as well as complex configuration and integration services and features. These opportunities often require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. Additionally, the pricing and packaging strategies for enterprise and other customers for our offerings, including Agentforce and Data360, may not be widely accepted. Our adoption of or failure to adopt changes to our pricing and packaging models, or failure to otherwise execute our go-to-market strategies for large, complex transactions, may harm our business.
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
Any failure in the delivery of high-quality professional, training, and technical support services related to our online applications may adversely affect our relationships with our customers and our financial results.
Our customers sometimes require highly skilled and trained service professionals to successfully onboard and implement our applications. Customers depend on our customer success and support organizations to provide coaching, resolve technical issues, and offer proactive guidance relating to our applications. Implementation, training, and advisory services may be performed by us, our customers, a third party, or a combination thereof. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If customers are not satisfied with the quality and timing of work or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, our revenue recognition could be impacted and the customer’s dissatisfaction with the services received could negatively impact our ability to sell our other offerings to that customer or retain existing customers. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current or prospective customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for customer success and support services across our varying and diverse offerings. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure or perceived failure to maintain high-quality professional, onboarding, training, and technical support services could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
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
We manage a portfolio of strategic investments in both privately held and publicly traded companies focused primarily on enterprise technology and AI companies, as well as systems integrators. While we invest in companies that we believe are digitally transforming their industries, advancing responsible AI, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives, we may still experience unforeseen reputational harm associated with our investments. Our investments range from early- to late-stage companies, including investments made concurrent with a company’s initial public offering. Investments in early-stage companies are inherently speculative, as these companies may not yet be revenue-generating and could still be in the process of developing their products and services at the time of our investment. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. Our investments may face challenges from regulatory authorities potentially resulting in unexpected costs, delays, or unfavorable conditions imposed on transactions involving our investment portfolio. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. All of our investments are subject to a risk of partial or total loss of invested capital.

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
Inadequate or ineffective AI development, testing, deployment, content labeling, governance, monitoring or oversight, whether by us or others, could result in our AI applications not operating as intended or with reduced functionality, reduced acceptance of our products and services or diminished confidence in the decisions, predictions, analysis or other content that our AI applications produce. Such risks may be heightened as AI applications are integrated into a broader range of our products and services, or as coding assistants increase the pace of development. This could subject us to regulatory scrutiny, competitive harm, legal liability and reputational damage.
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

The rapid evolution of AI technologies and related regulatory requirements will require the allocation of significant resources to develop, test, monitor and maintain our products and services in order to comply with applicable laws and regulations and to address concerns relating to accuracy, bias, transparency, explainability, security and data provenance. Uncertainty surrounding new and emerging AI applications, including generative AI content creation, AI agents, and multi-organization and multi-agent interoperability considerations may require additional investment in compliance programs, governance frameworks, licensing arrangements, documentation, auditing and risk mitigation processes, which may be complex, costly and could impact our profit margins. Moreover, expansion of our AI capabilities to content generation, including through Agentforce and other generative AI offerings, introduces additional risks and responsibilities.
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
Regulation related to the provision of services over the Internet continues to evolve, as federal, state and foreign governments adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, storage, hosting, transfer, use and other processing of data. The volume, complexity and scope of these regulatory requirements may continue to increase, including in response to heightened geopolitical tensions and the rapid advancement of frontier AI capabilities. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on us as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), and similar laws that have passed, gone into effect or are being considered in numerous other U.S. states, impose obligations on us and many of our customers, potentially as both a covered business and service provider.
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
Compliance with these laws and regulations may require us to make changes to our practices, products or services to enable us or our customers to meet applicable legal requirements, and may increase our potential liability exposure through new or higher potential penalties, fines, investigations or litigation, including in connection with data breaches. Privacy and data protection laws and regulations are also subject to differing interpretations and may be inconsistent or conflicting across jurisdictions. These factors have increased scrutiny from customers, particularly those in the public sector and highly regulated industries and may be perceived differently from customer to customer. In addition, we may be subject to increased liability exposure or regulatory scrutiny related to the use of certain technologies associated with the collection, management or processing of data, including the use of cookies, automated AI processing, and similar technologies. These developments could reduce demand for our services, require us to take on more onerous contractual obligations, restrict our ability to store, transfer and otherwise process data or, in some cases, limit our or our customers’ ability to offer our services in certain locations, deploy our solutions, reach current or prospective customers, or derive insights from customer data on a global basis. For example, statutory damages available through a private right of action for certain data breaches under the CCPA may increase our and our customers’ potential liability exposure and the demands customers place on us.
In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that previously permitted transfers of personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the use of Standard Contractual Clauses (“SCCs”) as a lawful transfer mechanism, the decision created ongoing uncertainty regarding EU-to-U.S. data transfers. While the EU and U.S. governments have since adopted the EU-U.S. Data Privacy Framework to facilitate such transfers and address the concerns raised by the CJEU, it remains uncertain whether this framework will withstand future legal challenges. As a result, regulators may continue to interpret the CJEU’s decision and the reasoning underlying it as significantly restricting certain cross-border data transfers increasing the cost and complexity of providing our services in certain markets. Certain countries outside of the EEA have enacted or are considering enacting laws that require varying degrees of local data residency or localization. Additionally, recent governmental actions and geopolitical developments have increased the perceived risk that our services, particularly in the EU, could be disrupted, suspended or terminated. Customers operating across jurisdictions with overlapping or conflicting data regulations may face compliance complexity that affects their adoption, use, or renewal of our services and may generate contractual demands that are difficult to standardize across our product and service offerings.
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
Furthermore, the uncertain and evolving regulatory environment and broader trust climate may heighten concerns regarding data privacy, cybersecurity, and AI, particularly where advanced analytics or automated functionality is involved, which could cause our customers or their end users to limit the data they provide or their use of our products and services. Even the perception that personal data is not adequately protected or that our products or services do not comply with applicable regulatory requirements could inhibit sales, reduce adoption of our offerings or otherwise adversely affect our business.
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
Further, jurisdictions are increasingly applying existing data privacy, consumer protection and other laws to AI, including emerging AI technologies such as generative AI, and are also enacting, or considering enacting, AI-specific legal frameworks, such as the EU AI Act, and the Utah Artificial Intelligence Policy Act, the Colorado Artificial Intelligence Act and the draft CCPA regulations on automated decision-making technology. As these laws and regulations are implemented, interpreted and enforced, they may impose additional compliance obligations or restrictions on our products, services or business practices. Any failure, or perceived failure, by us to comply with applicable AI-related legal requirements could have an adverse impact on our business. Data privacy and other related regulations may also seek to impose additional direct security and enforcement obligations on us as a service provider or potentially require us to mandate specific security configurations for our customers. These requirements may impact the flexibility of our service offerings, increase our operational oversight costs, and potentially subject us to administrative sanctions.
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
Our solutions are subject to trade control laws and regulations where we conduct our business activities, including the U.S. Commerce Department’s Export Administration Regulations, U.S. customs regulations, U.S. supply chain regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade control laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, requires expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Acquisitions may also subject us to successor liability and other integration compliance risks. Furthermore, export control and economic sanctions laws and regulations may prohibit or limit the transfer of certain products and services to embargoed or sanctioned countries, governments and parties. We can provide no assurance that any of the precautions we take to prevent our solutions from being provisioned or provided to sanctions targets in violation of applicable regulations will be effective, and, accordingly, our solutions could be provisioned or provided to those targets, including by our resellers or other third parties, which could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in our solutions or trade control laws and regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Sanctions and export and import control regulations in the United States and other countries are subject to change and uncertainty, including as a result of tariff policy changes, rapidly evolving technology, increased government regulation of AI and cloud service solutions, and geopolitical developments such as events affecting relations between the United States and China, multi-jurisdictional sanctions on Russia, the war in Ukraine and conflicts in the Middle East. Regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including efforts to combat diversion of services to sanctioned countries and parties, several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations.
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
Global tax developments may have a material impact on our business, cash flows, or financial results. For example, heightened interest in multinationals participating in the digital economy led many countries to adopt Pillar Two, a 15% corporate minimum tax proposed by the Organization for Economic Cooperation and Development (“OECD”). In January 2026, the OECD introduced new guidance including a "side-by-side safe harbor" which, if elected, exempts U.S. parented groups from certain provisions of Pillar Two. However, the election does not relieve foreign subsidiaries from certain jurisdiction specific minimum taxes. The guidance will need to be incorporated into local tax legislation to be effective.
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
Additionally, global events as well as geopolitical developments, including the war in Ukraine and conflicts in the Middle East, fluctuating commodity prices, uncertainty regarding changes in trade policy and inflation, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which has and could in the future amplify the volatility of currency fluctuations. We attempt to mitigate some of this volatility by using derivative instruments, such as foreign currency forward contracts, to hedge exposures to changes in foreign currency exchange rates. Our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition, results of operations and cash flows.
As of April 30, 2026, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $5.0 billion Credit Facility, as well as the 2026 Term Loan Credit Agreement. Although there were no outstanding borrowings under the Credit Facility as of April 30, 2026, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. In March 2026, we borrowed $6.0 billion under the 2026 Term Loan Credit Agreement to repay in full the outstanding principal under the Informatica Credit Agreements and to pay related fees and expenses. In March 2026, we also issued the March 2026 Notes with an aggregate principal amount of $25.0 billion, with maturities ranging from 2028 to 2066. We used the net proceeds from the March 2026 Notes to fund an accelerated share repurchase program of our common stock.
In addition to the outstanding and potential debt obligations above, we have also recorded substantial liabilities associated with noncancellable future payments on our long-term lease agreements. We also have significant other contractual commitments, including leases that have not yet commenced and commitments with infrastructure service providers, which are not reflected on our condensed consolidated balance sheets. Additionally, under the ASR agreements, volatility in our stock price may obligate us to deliver shares of our common stock or make a cash payment to the counterparty upon final settlement.
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
Our quarterly results have fluctuated, and are likely to fluctuate in the future, as a result of a number of known and unknown factors, including: the factors described in this Part II, Item 1A of this Quarterly Report; the cyclical nature and seasonality of our sales cycle and our customers’ businesses, especially our Commerce service offering customers; the global economic impact of geopolitical events, including ongoing conflicts and uncertainty about the interest rate environment; the timing of contract execution and term software license sales; the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business; the timing of commission, bonus and other compensation payments to employees; expenses related to our real estate or changes in the nature or extent of our use of existing real estate, including our office leases and data centers; expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur, including litigation or other dispute-related settlement payments; and equity or debt issuances, including as consideration in or in conjunction with acquisitions. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically been our largest collections and operating cash flow quarter. Many of these factors are outside of our control, and the occurrence of one or more of them might negatively and materially impact our operating results.
Our stock price is likely to be volatile and could subject us to litigation.
The stock market in general, and the market for technology companies in particular, has historically been highly volatile. Accordingly, our stock price has been and is likely to continue to be subject to wide fluctuations. Our stock price could be affected by many factors, some of which are beyond our control, including: the factors described in this Part II, Item 1A of this Quarterly Report; announcements or rumors by us or our competitors regarding technological innovations, new services or service enhancements, strategic alliances, mergers, other strategic acquisitions or significant agreements, customer additions, customer cancellations or delays in customer purchases; investor sentiment regarding AI-related business models, our competitors, and our industry in general; variations in our financial results and how those results compare to analyst expectations; changes to guidance or long-range targets, in the estimates of our operating results or in recommendations by securities analysts that follow our stock; variations in investors’ or analysts’ valuation metrics and modeling for our business; the issuance of, changes to, or our ability to meet or exceed, our forward-looking guidance and long-range targets, estimates or recommendations by analysts, or expectations of investors, analysts or others; the coverage of our business in the press, social media, and analyst community; the economy as a whole, geopolitical conditions, including global trade and health concerns, market conditions in our and our customers’ industries, and financial institution instability; trading activity by our stockholders, including institutional or activist investors; changes in the amounts and frequency of share repurchases or dividends; issuance of equity, debt or other convertible securities; changes to our credit ratings; and issues impacting our brand and reputation.
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as uncertainty regarding changes in trade policy, including the threat or imposition of tariffs or other trade restrictions and related retaliatory actions, as well as other events beyond our control, such as war in Ukraine and conflicts in the Middle East, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; and have reduced and may in the future reduce the value and duration of customer subscription contracts or cause our customers to seek to modify their existing subscription contracts. All of these risks and conditions could materially adversely affect our future sales, attrition rates and operating results.
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
While we seek to mitigate our business risks associated with climate change by establishing appropriate environmental programs and partnering with organizations who are focused on mitigating their own climate-related risks, there are inherent climate-related risks to our business. In particular, increased energy consumption, including as a result of AI-related growth, climate-related events, energy market volatility, and power grid disruptions, may increase the operational costs related to inputs across our value chain, including for data centers. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally are projected to continue to experience climate-related events at increased frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs. These events in turn have impacts on inflation risks, the cost and availability of insurance, food security, water security (including for water availability for data center cooling), energy security and on our employees’ health, productivity and well-being. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure have the potential to disrupt our business, as well as the business of the companies we invest in, third-party providers or suppliers that we rely on, and our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In connection with acquisitions made during the three months ended April 30, 2026, the Company issued: 105,993 shares of its common stock on March 2, 2026; 87,796 shares of its common stock on March 3, 2026; and 262,928 shares of its common stock on April 1, 2026. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.
Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended April 30, 2026 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2026
Shares repurchased	8	$190.31	8	$48,483
March 2026
Shares repurchased	3	196.21	3	47,855
Accelerated share repurchase	103(2)	198.34(2)	103(2)	22,855(2)
April 2026
Shares repurchased	0	0.00	0	22,855
Total	114		114
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

(2)     Pursuant to the terms of the ASR Agreements, the Company made up-front payments totaling $25.0 billion and received an initial delivery of approximately 103 million shares of its common stock. The initial share delivery represented approximately 80 percent of the total shares expected to be repurchased under the ASR Agreements. The remaining authorized amount under the Share Repurchase Program was reduced by the full $25.0 billion in up-front payments made as part of the March 2026 accelerated share repurchase.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended April 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On March 31, 2026, Marc Benioff, Chair and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement that he entered into on October 10, 2025. The terminated Rule 10b5-1 trading arrangement provided for the sale of up to 351,607 shares of the Company’s common stock, subject to certain conditions, between April 1, 2026 and February 26, 2027 (or the date all shares were to be sold under the arrangement, if earlier).

ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/10/2024
4.1	Third Supplemental Indenture, dated March 13, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee		8-K	001-32224	4.2	3/13/2026
10.1	Form of Master Confirmation - Uncollared Accelerated Share Repurchase		8-K	001-32224	10.1	3/12/2026
10.2	Five-Year Credit Agreement, dated as of March 11, 2026, by and among Salesforce, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent		8-K	001-32224	10.2	3/12/2026
10.3*	Qualified.com, Inc. 2019 Equity Incentive Plan		S-8	333-294824	4.3	4/1/2026
10.4*+	Offer Letter, dated July 19, 2023, between Salesforce, Inc. and Miguel Milano	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Operating and Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Operating and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 27, 2026
Salesforce, Inc.

	By:	/s/ ROBIN WASHINGTON
Robin Washington
President and Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)