Form 10-Q
period 2026-07-31
Salesforce, Inc.
filed 2026-08-27
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 20, 2026, there were approximately 823 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Salesforce, Inc.
Condensed Consolidated Balance Sheets
(in millions)

	July 31, 2026	January 31, 2026
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,310	$7,327
Marketable securities	3,093	2,238
Accounts receivable, net	6,320	14,339
Costs capitalized to obtain revenue contracts, net	2,074	2,075
Prepaid expenses and other current assets	2,286	2,243
Total current assets	22,083	28,222
Property and equipment, net	3,042	3,120
Operating lease right-of-use assets, net	1,787	2,003
Noncurrent costs capitalized to obtain revenue contracts, net	2,870	2,985
Strategic investments	11,324	7,591
Goodwill	59,250	57,941
Intangible assets acquired through business combinations, net	6,142	6,815
Deferred tax assets and other assets, net	3,122	3,628
Total assets	$109,620	$112,305
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$7,018	$8,253
Operating lease liabilities, current	531	548
Unearned revenue	18,787	24,317
Debt, current	0	4,000
Total current liabilities	26,336	37,118
Noncurrent debt	39,288	10,439
Noncurrent operating lease liabilities	1,924	2,189
Other noncurrent liabilities	3,694	3,417
Total liabilities	71,242	53,163
Stockholders’ equity:
Common stock	1	1
Treasury stock, at cost	(55,022)	(32,228)
Additional paid-in capital	66,029	68,835
Accumulated other comprehensive income	263	313
Retained earnings	27,107	22,221
Total stockholders’ equity	38,378	59,142
Total liabilities and stockholders’ equity	$109,620	$112,305

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenues:
Subscription and support	$10,820	$9,690	$21,413	$18,987
Professional services and other	525	546	1,065	1,078
Total revenues	11,345	10,236	22,478	20,065
Cost of revenues (1)(2):
Subscription and support	2,021	1,645	3,974	3,256
Professional services and other	628	597	1,245	1,251
Total cost of revenues	2,649	2,242	5,219	4,507
Gross profit	8,696	7,994	17,259	15,558
Operating expenses (1)(2):
Research and development	1,687	1,481	3,314	2,941
Sales and marketing	3,859	3,443	7,628	6,872
General and administrative	725	734	1,465	1,431
Restructuring	94	4	174	40
Total operating expenses	6,365	5,662	12,581	11,284
Income from operations	2,331	2,332	4,678	4,274
Interest expense	(473)	(67)	(790)	(135)
Gains (losses) on strategic investments, net	2,613	6	3,171	(57)
Other income	81	135	214	298
Income before provision for income taxes	4,552	2,406	7,273	4,380
Provision for income taxes	(1,026)	(519)	(1,640)	(952)
Net income	$3,526	$1,887	$5,633	$3,428
Basic net income per share	$4.30	$1.97	$6.67	$3.58
Diluted net income per share	$4.29	$1.96	$6.67	$3.55
Shares used in computing basic net income per share	820	956	844	958
Shares used in computing diluted net income per share	821	962	845	966
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenues	$234	$150	$478	$312
Sales and marketing	288	230	605	463
(2) Amounts include stock-based compensation expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenues	$147	$126	$285	$277
Research and development	301	280	611	555
Sales and marketing	345	293	665	578
General and administrative	111	94	213	182
Restructuring	2	0	12	15

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$3,526	$1,887	$5,633	$3,428
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(138)	180	(66)	290
Unrealized gains (losses) on marketable securities	(11)	(3)	(26)	28
Cash flow hedges:
Changes in net unrealized gains (losses)	19	0	50	0
Reclassification adjustment for net (gains) losses included in net income	(9)	0	(12)	0
Other comprehensive income (loss), before tax	(139)	177	(54)	318
Tax effect	7	0	4	(5)
Other comprehensive income (loss), net	(132)	177	(50)	313
Comprehensive income	$3,394	$2,064	$5,583	$3,741

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended July 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2026	1,073	$1	(144)	$(32,228)	$68,835	$313	$22,221	$59,142
Common stock issued	4	0	0	0	35	0	0	35
Common stock withheld related to net share settlement of equity awards	0	0	0	0	(250)	0	0	(250)
Common stock repurchased	0	0	(114)	(22,800)	(4,566)	0	0	(27,366)
Stock-based compensation	0	0	0	0	859	0	0	859
Other comprehensive income, net of tax	0	0	0	0	0	82	0	82
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(374)	(374)
Net income	0	0	0	0	0	0	2,107	2,107
Balance at April 30, 2026	1,077	$1	(258)	$(55,028)	$64,913	$395	$23,954	$34,235
Common stock issued	4	0	0	0	285	0	0	285
Common stock withheld related to net share settlement of equity awards	0	0	0	0	(77)	0	0	(77)
Common stock repurchased	0	0	0	6	0	0	0	6
Stock-based compensation	0	0	0	0	908	0	0	908
Other comprehensive income (loss), net of tax	0	0	0	0	0	(132)	0	(132)
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(373)	(373)
Net income	0	0	0	0	0	0	3,526	3,526
Balance at July 31, 2026	1,081	1	(258)	(55,022)	66,029	263	27,107	38,378

	Three and Six Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2025	1,056	$1	(94)	$(19,507)	$64,576	$(266)	$16,369	$61,173
Common stock issued	6	0	0	0	97	0	0	97
Common stock repurchased	0	0	(10)	(2,692)	0	0	0	(2,692)
Stock-based compensation	0	0	0	0	817	0	0	817
Other comprehensive income, net of tax	0	0	0	0	0	136	0	136
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(406)	(406)
Net income	0	0	0	0	0	0	1,541	1,541
Balance at April 30, 2025	1,062	$1	(104)	$(22,199)	$65,490	$(130)	$17,504	$60,666
Common stock issued	5	0	0	0	427	0	0	427
Common stock withheld related to net share settlement of equity awards	0	0	0	0	(12)	0	0	(12)
Common stock repurchased	0	0	(8)	(2,209)	0	0	0	(2,209)
Stock-based compensation	0	0	0	0	796	0	0	796
Other comprehensive income, net of tax	0	0	0	0	0	177	0	177
Cash dividends and dividend equivalents declared	0	0	0	0	0	0	(404)	(404)
Net income	0	0	0	0	0	0	1,887	1,887
Balance at July 31, 2025	1,067	$1	(112)	$(24,408)	$66,701	$47	$18,987	$61,328

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Operating activities:
Net income	$3,526	$1,887	$5,633	$3,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	966	817	1,951	1,660
Amortization of costs capitalized to obtain revenue contracts, net	589	544	1,173	1,089
Stock-based compensation expense	906	793	1,763	1,607
(Gains) losses on strategic investments, net	(2,613)	(6)	(3,171)	57
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(1,396)	(1,242)	8,035	6,349
Costs capitalized to obtain revenue contracts, net	(548)	(406)	(1,057)	(771)
Prepaid expenses and other current assets and other assets	672	(32)	510	(513)
Accounts payable and accrued expenses and other liabilities	891	(217)	(1,006)	(1,224)
Operating lease liabilities	(147)	(154)	(285)	(278)
Unearned revenue	(1,577)	(1,244)	(5,576)	(4,188)
Net cash provided by operating activities	1,269	740	7,970	7,216
Investing activities:
Business combinations, net of cash acquired	(52)	(54)	(1,504)	(54)
Purchases of strategic investments	(958)	(174)	(1,283)	(323)
Sales of strategic investments	179	38	594	44
Purchases of marketable securities	(712)	(1,118)	(1,801)	(3,204)
Sales of marketable securities	357	1,179	709	1,584
Maturities of marketable securities	160	1,429	221	1,865
Capital expenditures	(171)	(135)	(316)	(314)
Net cash provided by (used in) investing activities	(1,197)	1,165	(3,380)	(402)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	0	0	24,842	0
Repurchases of common stock	(84)	(2,225)	(27,332)	(4,858)
Payments for taxes related to net share settlement of equity awards	(77)	(12)	(327)	(12)
Proceeds from employee stock plans	79	232	309	526
Principal payments on financing obligations	(176)	(99)	(306)	(278)
Payments of dividends and dividend equivalents	(364)	(399)	(729)	(801)
Net cash used in financing activities	(622)	(2,503)	(3,543)	(5,423)
Effect of exchange rate changes	(75)	35	(64)	126
Net increase (decrease) in cash and cash equivalents	(625)	(563)	983	1,517
Cash and cash equivalents, beginning of period	8,935	10,928	7,327	8,848
Cash and cash equivalents, end of period	$8,310	$10,365	$8,310	$10,365
(1) Includes amortization of intangible assets, depreciation and impairment of fixed assets and amortization and impairment of right-of-use assets.

See accompanying Notes.

Salesforce, Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$153	$87	$240	$115
Income taxes, net of tax refunds	$222	$891	$461	$990

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2026 and the condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and six months ended July 31, 2026 and 2025 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2026 and its results of operations, including its statements of comprehensive income, stockholders' equity and cash flows for the three and six months ended July 31, 2026 and 2025. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2027.
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

Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions which have allowed the Company to expand its offerings, presence and reach in various market segments. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings operate on the Agentforce 360 Platform and are deployed in a nearly identical manner. Additionally, the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated net income basis. The measure of segment assets is also reported on the condensed consolidated balance sheet as total consolidated assets.
The Company’s significant segment expenses, which are the expenses included in operating income as well as gains (losses) on strategic investments, and other segment items, which include other income and provision for income taxes, are included in the Company’s condensed consolidated statement of operations.
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
No single customer accounted for ten percent or more of accounts receivable as of July 31, 2026 and January 31, 2026. No single customer accounted for ten percent or more of total revenue during the three and six months ended July 31, 2026 and 2025. As of July 31, 2026 and January 31, 2026, assets located outside the Americas were 15 percent and 16 percent of total assets, respectively. As of July 31, 2026 and January 31, 2026, assets located in the United States were 84 percent and 82 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio, including within specific industries, as the Company primarily invests in enterprise technology and artificial intelligence companies, as well as system integrators. As of July 31, 2026 and January 31, 2026, the Company’s privately held investment in Anthropic PBC (“Anthropic”) had a carrying value that represented approximately 45 percent and 22 percent, respectively, of the Company’s total strategic investments portfolio. As of July 31, 2026, no other privately held investments had carrying values that were individually greater than ten percent of the Company’s strategic investments portfolio. As of January 31, 2026, one additional privately held investment had a carrying value that represented approximately 13 percent of the portfolio.
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

Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining revenue contracts related to noncancellable Cloud Services subscriptions, ongoing Cloud Services support and license support and updates. For contracts with term software licenses where revenue is recognized upfront when the software is made available to the customer, costs allocable to those licenses are expensed as they are incurred. Capitalized amounts consist primarily of sales commissions paid to the Company’s sales force on new and renewal contracts, as well as the associated payroll and benefit costs.
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
Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There were no impairments of costs to obtain revenue contracts for the three and six months ended July 31, 2026 and 2025.
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
For foreign currency derivatives designated as cash flow hedges, gains or losses resulting from changes in fair value or net settlement are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period(s) the forecasted transactions affect earnings. The notional amount of outstanding foreign currency derivative contracts designated as cash flow hedges as of July 31, 2026 was $1.4 billion.
For non-designated foreign currency derivatives, gains or losses resulting from changes in fair value or net settlement are recognized as other income in the condensed consolidated statements of operations consistent with the offsetting gains or losses resulting from the remeasurement or settlement of the underlying foreign currency denominated balances. The notional amount of outstanding foreign currency derivative contracts not designated as cash flow hedges as of July 31, 2026 and January 31, 2026 was $13.2 billion and $11.9 billion, respectively.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which provides targeted improvements to the accounting for internal-use software costs by replacing the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the effect that ASU 2025-06 will have on its financial statements.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Agentforce Apps	$7,193	$6,682	$14,102	$13,027
Data 360, Headless Platform, and Other	3,618	3,008	7,299	5,960
Hedging gains	9	0	12	0
Total Subscription and Support Revenue	$10,820	$9,690	$21,413	$18,987
Total Revenue by Geographic Locations

Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Americas	$7,404	$6,736	$14,637	$13,205
Europe	2,764	2,429	5,518	4,766
Asia Pacific	1,168	1,071	2,311	2,094
Hedging gains	9	0	12	0
Total Revenue	$11,345	$10,236	$22,478	$20,065
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 93 percent during the three and six months ended July 31, 2026 and 2025, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2026 and 2025.
Contract Balances
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $855 million as of July 31, 2026 as compared to $818 million as of January 31, 2026. Current portions of the contract asset balance are included in prepaid expenses and other current assets and the noncurrent portions are presented within deferred tax assets and other assets, net on the condensed consolidated balance sheets.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Unearned revenue, beginning of period	$20,363	$17,799	$24,317	$20,743
Billings and other (1)	9,769	8,992	16,948	15,877
Revenue recognized over time	(10,877)	(9,684)	(21,363)	(18,895)
Revenue recognized at a point in time	(468)	(552)	(1,115)	(1,170)
Unearned revenue, end of period	$18,787	$16,555	$18,787	$16,555
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2026	$33.5	$32.8	$66.3
As of January 31, 2026	$35.1	$37.3	$72.4
3. Investments
Marketable Securities
As of July 31, 2026, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,570	$1	$(7)	$1,564
U.S. treasury securities	743	0	(3)	740
Mortgage-backed obligations	36	0	(1)	35
Asset-backed securities	563	0	(1)	562
Municipal securities	18	0	0	18
Commercial paper	104	0	0	104
Other	70	0	0	70
Total marketable securities	$3,104	$1	$(12)	$3,093
As of January 31, 2026, marketable securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,343	$10	$0	$1,353
U.S. treasury securities	168	2	0	170
Mortgage-backed obligations	32	0	(1)	31
Asset-backed securities	618	4	0	622
Municipal securities	17	0	0	17
Commercial paper	30	0	0	30
Other	15	0	0	15
Total marketable securities	$2,223	$16	$(1)	$2,238
The contractual maturities of the investments classified as marketable securities were as follows (in millions):

	As of
	July 31, 2026	January 31, 2026
Due within 1 year	$1,202	$460
Due in 1 year through 5 years	1,890	1,777
Due in 5 years through 10 years	1	1
	$3,093	$2,238
Interest income from marketable securities for the three months ended July 31, 2026 and 2025 was $97 million and $150 million, respectively, and $206 million and $319 million for the six months ended July 31, 2026 and 2025, respectively. The amounts are included in other income in the condensed consolidated statements of operations.

Strategic Investments
Strategic investments by form and measurement category as of July 31, 2026 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$0	$11,169	$123	$11,292
Other investments	0	0	32	32
Balance as of July 31, 2026	$0	$11,169	$155	$11,324
Strategic investments by form and measurement category as of January 31, 2026 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$5	$7,415	$127	$7,547
Other investments	0	0	44	44
Balance as of January 31, 2026	$5	$7,415	$171	$7,591
Gains (losses) on Strategic Investments, Net
The components of gains (losses) on strategic investments, net were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Unrealized gains (losses) recognized on publicly traded equity securities, net	$0	$13	$(1)	$(3)
Unrealized gains recognized on privately held equity securities, net	2,894	53	3,222	60
Impairments on privately held equity securities and other investments	(285)	(86)	(404)	(133)
Unrealized gains (losses), net	2,609	(20)	2,817	(76)
Realized gains on sales of securities, net	4	26	354	19
Gains (losses) on strategic investments, net	$2,613	$6	$3,171	$(57)
Unrealized gains and losses recognized on privately held equity securities, net includes upward and downward adjustments from equity securities accounted for under the measurement alternative, as well as gains and losses from private equity securities in other measurement categories. For privately held securities accounted for under the measurement alternative, the Company recorded upward adjustments of $2.9 billion and $13 million and impairments and downward adjustments of $296 million and $85 million for the three months ended July 31, 2026 and 2025, respectively, and upward adjustments of $3.2 billion and $34 million and impairments and downward adjustments of $408 million and $145 million for the six months ended July 31, 2026 and 2025, respectively. Upward adjustments for the three and six months ended July 31, 2026 include unrealized gains of $2.7 billion and $3.0 billion, respectively, related to the Company’s investment in Anthropic.
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

The following table presents information about the Company’s assets that were measured at fair value as of July 31, 2026 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,914	$0	$1,914
Money market mutual funds	3,479	0	0	3,479
Cash equivalent securities	0	937	0	937
Marketable securities:
Corporate notes and obligations	0	1,564	0	1,564
U.S. treasury securities	0	740	0	740
Mortgage-backed obligations	0	35	0	35
Asset-backed securities	0	562	0	562
Municipal securities	0	18	0	18
Commercial paper	0	104	0	104
Other	0	70	0	70
Strategic investments:
Equity securities	0	0	0	0
Foreign currency derivative contracts	0	98	0	98
Total assets	$3,479	$6,042	$0	$9,521
Liabilities:
Foreign currency derivative contracts	0	155	0	155
Total liabilities	$0	$155	$0	$155
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets, in addition to $2.0 billion of cash, as of July 31, 2026.
The following table presents information about the Company’s assets that were measured at fair value as of January 31, 2026 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents (1):
Time deposits	$0	$1,393	$0	$1,393
Money market mutual funds	3,204	0	0	3,204
Cash equivalent securities	0	567	0	567
Marketable securities:
Corporate notes and obligations	0	1,353	0	1,353
U.S. treasury securities	0	170	0	170
Mortgage-backed obligations	0	31	0	31
Asset-backed securities	0	622	0	622
Municipal securities	0	17	0	17
Commercial paper	0	30	0	30
Other	0	15	0	15
Strategic investments:
Equity securities	5	0	0	5
Total assets	$3,209	$4,198	$0	$7,407
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $2.2 billion of cash, as of January 31, 2026.

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Substantially all of the Company's privately held equity securities and other investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For privately held equity investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach, the common stock equivalent method (“CSE”), option pricing models (“OPM”), or a combination of these methods. Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the privately held equity investments. The CSE method assumes all classes of stock have an equal fair value per share on a fully diluted, as-converted basis. By contrast, an OPM may be utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company, adjusted to reflect varying rights and preferences between share classes. Fair value conclusions are determined using information shared by investee companies, which may be supplemented with estimates such as volatility and expected time to liquidity. When indicators of impairment are observed for privately held equity securities, the Company generally uses the market approach to estimate the fair value of its investment, giving consideration to the latest observable transactions, as well as the investee's current and projected financial performance and other significant inputs and assumptions, including estimated time to exit, selection and analysis of guideline public companies and the rights and obligations of the securities the Company holds. The Company's privately held equity securities and other investments amounted to approximately $11.3 billion and $7.6 billion as of July 31, 2026 and January 31, 2026, respectively.
5. Leases and Other Commitments
Leases
The Company has leases for corporate offices, data centers and equipment under noncancellable operating and finance leases with various expiration dates.
Total operating lease costs were $129 million and $149 million for the three months ended July 31, 2026 and 2025, respectively, and were $275 million and $296 million for the six months ended July 31, 2026 and 2025, respectively. Included in operating lease costs are amounts related to restructuring charges.
As of July 31, 2026, the maturities of lease liabilities under noncancellable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining six months of fiscal 2027	$290	$147
Fiscal 2028	581	181
Fiscal 2029	488	138
Fiscal 2030	336	120
Fiscal 2031	270	89
Thereafter	806	9
Total minimum lease payments	2,771	684
Less: Imputed interest	(316)	(51)
Total	$2,455	$633
The total lease commitment balance as of July 31, 2026, including leases not yet commenced, is $4.2 billion, of which approximately $3.5 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities included approximately $2.2 billion and $3.3 billion of accrued compensation as of July 31, 2026 and January 31, 2026, respectively.

6. Business Combinations
Qualified
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
Pending Acquisitions
Contentful
In May 2026, the Company entered into an agreement to acquire Contentful Global, Inc. (“Contentful”), provider of a leading composable content platform, for approximately $1.5 billion in cash, net of the value of shares currently owned by Salesforce, and subject to customary purchase price adjustments. The acquisition is expected to close in the third quarter of the Company’s fiscal year 2027, subject to customary closing conditions, including the receipt of required regulatory approvals.
Fin
In June 2026, the Company entered into an agreement to acquire Intercom, Inc. (“Fin”), a customer agent platform providing autonomous, end-to-end AI service agents, for approximately $3.6 billion in cash, and subject to customary purchase price adjustments. The acquisition is expected to close in the third quarter of the Company’s fiscal year 2027, subject to customary closing conditions, including the receipt of required regulatory approvals.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible Assets Acquired Through Business Combinations
Intangible assets acquired through business combinations were as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2026	Additions and retirements, net	July 31, 2026	January 31, 2026	Expense and retirements, net	July 31, 2026	January 31, 2026	July 31, 2026	July 31, 2026
Acquired developed technology	$4,796	$275	$5,071	$(2,407)	$(478)	$(2,885)	$2,389	$2,186	4.4
Customer relationships	8,659	124	8,783	(4,640)	(491)	(5,131)	4,019	3,652	6.2
Other (1)	684	11	695	(277)	(114)	(391)	407	304	1.6
Total	$14,139	$410	$14,549	$(7,324)	$(1,083)	$(8,407)	$6,815	$6,142	5.3
(1) Other includes trade names, unbilled backlog, and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended July 31, 2026 and 2025 was $522 million and $380 million, respectively, and $1.1 billion and $775 million for the six months ended July 31, 2026 and 2025, respectively.

The expected future amortization expense for intangible assets as of July 31, 2026 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2027	$839
Fiscal 2028	1,499
Fiscal 2029	1,189
Fiscal 2030	764
Fiscal 2031	497
Thereafter	1,354
Total amortization expense	$6,142
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2026	$57,941
Acquisition of Qualified	954
Other acquisitions and adjustments (1)	355
Balance as of July 31, 2026	$59,250
(1) Includes the effect of foreign currency translation and measurement period adjustments from prior period acquisitions.

8. Debt
The components of the Company's borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of July 31, 2026	Carrying Value as of July 31, 2026	Carrying Value as of January 31, 2026
Informatica 364-day Credit Agreement	November 2025	November 2026	N/A	$0	$0	$4,000
March 2028 Senior Notes	March 2026	March 2028	4.50%	3,500	3,490	0
April 2028 Senior Notes	April 2018	April 2028	3.70	1,500	1,498	1,497
July 2028 Senior Sustainability Notes	July 2021	July 2028	1.50	1,000	997	996
Informatica Three-year Credit Agreement	November 2025	November 2028	N/A	0	0	2,000
March 2029 Senior Notes	March 2026	March 2029	4.65	4,250	4,237	0
2026 Term Loan Credit Agreement (1)	March 2026	March 2031	4.24	6,000	5,995	0
July 2031 Senior Notes	July 2021	July 2031	1.95	1,500	1,494	1,493
September 2031 Senior Notes	March 2026	September 2031	4.90	3,750	3,728	0
March 2033 Senior Notes	March 2026	March 2033	5.20	2,750	2,732	0
March 2036 Senior Notes	March 2026	March 2036	5.55	4,500	4,474	0
July 2041 Senior Notes	July 2021	July 2041	2.70	1,250	1,238	1,237
March 2046 Senior Notes	March 2026	March 2046	6.40	1,500	1,486	0
July 2051 Senior Notes	July 2021	July 2051	2.90	2,000	1,980	1,980
March 2056 Senior Notes	March 2026	March 2056	6.55	3,750	3,713	0
July 2061 Senior Notes	July 2021	July 2061	3.05	1,250	1,236	1,236
March 2066 Senior Notes	March 2026	March 2066	6.70	1,000	990	0
Total carrying value of debt				39,500	39,288	14,439
Less current portion of debt					0	(4,000)
Total noncurrent debt					$39,288	$10,439
(1) The contractual interest rate represents the weighted-average for the period outstanding.
The Company was in compliance with all debt covenants as of July 31, 2026.
The carrying amount of the Company’s 2026 Term Loan Credit Agreement (as defined below) approximates fair value as it bears interest at a floating rate that resets frequently and reflects current market spreads for similar credit risk profiles. The fair value of the term loan is classified as Level 2 within the fair value hierarchy. The total estimated fair value of the Company's outstanding senior unsecured notes (the “Senior Notes”) above was $30.8 billion and $6.7 billion as of July 31, 2026 and January 31, 2026, respectively. The fair value was determined based on the closing trading price per $100 of the Senior Notes as of the last day of trading of the second quarter of fiscal 2027 and the last day of trading of fiscal 2026, and are deemed Level 2 liabilities within the fair value measurement framework.
The contractual future principal payments for all borrowings as of July 31, 2026 were as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2027	$0
Fiscal 2028	0
Fiscal 2029	6,000
Fiscal 2030	4,250
Fiscal 2031	0
Thereafter	29,250
Total principal outstanding	$39,500

Revolving Credit Facility
In October 2024, the Company entered into a credit agreement with the lenders and issuing lenders party thereto, and Bank of America, N.A., as administrative agent (the “Revolving Loan Credit Agreement”). The Revolving Loan Credit Agreement provides for a $5.0 billion unsecured revolving credit facility (“Credit Facility”) and matures in October 2029. The Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of July 31, 2026.
2026 Term Loan Credit Agreement
In March 2026, the Company entered into a $6.0 billion five-year senior unsecured term loan credit agreement (the "2026 Term Loan Credit Agreement"). The Company used the 2026 Term Loan Credit Agreement to refinance and extend the maturities of the outstanding principal amounts under its existing $4.0 billion 364-day Credit Agreement and $2.0 billion Three-year Credit Agreement (collectively, the “Informatica Credit Agreements”). This non-cash financing activity has been excluded from the Condensed Consolidated Statement of Cash Flows. The 2026 Term Loan Credit Agreement matures in March 2031. As of July 31, 2026, the entire $6.0 billion principal amount was outstanding under the 2026 Term Loan Credit Agreement.
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
9. Stockholders’ Equity
Stock option activity for the six months ended July 31, 2026 was as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2026	6	$207.54
Options granted under all plans	1	180.69
Balance as of July 31, 2026	7	$205.71	$93
Vested or expected to vest	7	$206.24	$90
Exercisable as of July 31, 2026	5	$206.19	$58
Restricted stock activity for the six months ended July 31, 2026 was as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2026	26	$265.64
Granted - restricted stock units and awards	22	191.68
Granted - performance-based restricted stock units	1	204.63
Canceled	(3)	249.56
Vested and converted to shares	(7)	254.19
Balance as of July 31, 2026	39	$224.79	$7,144
Expected to vest	33		$6,088

The aggregate expected stock-based compensation expense remaining to be recognized as of July 31, 2026 was as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2027	$1,955
Fiscal 2028	2,918
Fiscal 2029	2,052
Fiscal 2030	1,235
Fiscal 2031	164
Total stock-based compensation expense	$8,324
The aggregate expected stock-based compensation expense remaining to be recognized reflects only outstanding stock awards as of July 31, 2026 and assumes no forfeiture activity and no changes in the expected level of attainment of performance share grants based on the Company’s financial performance relative to certain targets.
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
In March 2026, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with several financial institutions to repurchase an aggregate $25.0 billion of its common stock. Pursuant to the terms of the ASR Agreements, the Company made up-front payments totaling $25.0 billion and received an initial delivery of approximately 103 million shares of its common stock at an average price per share of $198.34. The initial share delivery represented approximately 80 percent of the total shares expected to be repurchased under the ASR Agreements. During the first quarter of fiscal 2027, the Company recorded $20.6 billion to treasury stock for the cost of the delivered shares as well as associated fees and excise taxes. A $4.6 billion reduction to additional paid-in capital was recorded for the unsettled portion of the ASR Agreements as forward contract components classified within stockholders’ equity. The final settlement of each transaction under the ASR agreements is expected to occur in the third quarter of fiscal 2027.
In addition to share repurchases under the ASR Agreements, the Company repurchased the following shares of its common stock in the open market, (in millions, except average price per share):

	2026			2025
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	11	$192.00	$2,145	10	$273.42	$2,681
Three months ended July 31	0	$—	$0	8	$269.96	$2,199
As of July 31, 2026, the Company was authorized to purchase a remaining $22.9 billion of its common stock under the Share Repurchase Program.

Dividends
The Company announced the following dividends:

	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2027
Three months ended April 30, 2026	April 9, 2026	April 23, 2026	$0.440	$374
Three months ended July 31, 2026	June 11, 2026	July 2, 2026	$0.440	$373
Fiscal 2026
Three months ended April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
Three months ended July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2026, the Company reported a tax provision of $1.6 billion on pretax income of $7.3 billion, which resulted in an effective tax rate of 23 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state and local taxes and non-deductible items, partially offset by research and development credits.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Germany, Israel, India and Australia. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
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
A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net income	$3,526	$1,887	$5,633	$3,428
Denominator:
Weighted-average shares outstanding for basic net income per share	820	956	844	958
Effect of dilutive securities:
Employee stock awards	1	6	1	8
Weighted-average shares outstanding for diluted net income per share	821	962	845	966

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Employee stock awards	40	9	35	5
Unsettled component of ASR Agreements	42	0	39	0
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
Since May 2023, a number of similar actions have been filed in federal and state courts, including principally: (1) actions filed by 30 plaintiffs in the U.S. District Court for the Northern District of Texas, which were consolidated as S.M.A. v. Salesforce, Inc., Case No. 3:23-CV-0915-B (“S.M.A.”); (2) actions filed by 21 plaintiffs in Texas state court in Dallas County, which were removed to the U.S. District Court for the Northern District of Texas and consolidated as A.S. v. Salesforce, Inc., Case No. 3:23-CV-1039-B (“A.S.”); (3) an action by a single plaintiff filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as T.S. v. Salesforce, Inc., Case No. 4:23-CV-01792 (“T.S.”); (4) an action by a single plaintiff filed in Texas state court in Harris County, which was removed to the U.S. District Court for the Southern District of Texas as A.A. v. Salesforce, Inc., Case No. 4:26-CV-00757 (“A.A.”); (5) an action filed by a single plaintiff in the U.S. District Court for the Southern District of Texas as Jane Doe (C.S.) v. Salesforce, Inc., Case No. 2:25-CV-189 (“C.S.”); (6) an action filed by a single plaintiff in the U.S. District Court for the Western District of Washington as M.K. v. Salesforce.com, Inc, Case No. 2:23-CV-435 (“M.K.”); (7) an action filed by a single plaintiff in the U.S. District Court for the Middle District of Florida as I.H. v. Salesforce.com, LLC, Case No. 8:24-CV-1678 (“I.H.”); (8) an action filed by 13 plaintiffs in the U.S. District Court for the Northern District of Illinois as A.G.B. v. Salesforce, Inc., Case No. 25-CV-15801 (“A.G.B.”); (9) an action filed by a single plaintiff in the U.S. District Court for the Northern District of Illinois as J.L.D. v. Salesforce, Inc., Case No. 26-CV-01580 (“J.L.D.”); (10) an action filed by two plaintiffs in the U.S. District Court for the Northern District of Illinois as E.Y.W. v. Salesforce, Inc., Case No. 1:26-CV-02632 (“E.Y.W.”); and (11) an action filed by 13 plaintiffs in the U.S. District Court for the Northern District of Illinois as F.A.P. v. Salesforce, Inc., Case No. 1:26-CV-07690 (“F.A.P.”). Six actions have further been filed by 244 plaintiffs in the U.S. District Court for the Northern District of Illinois and have been consolidated with G.G. (“G.G. consolidated cases”): A.I.R. v. Salesforce, Inc., Case No. 1:25-CV-6867; J.M.M. v. Salesforce, Inc., Case No. 1:25-CV-6868; K.B. v. Salesforce, Inc., Case No. 1:25-CV-6869; N.R.J. v. Salesforce, Inc., Case No. 1:25-CV-6870; M.K. v. Salesforce, Inc., Case No. 1:25-CV-6871; and N.A.M. v. Salesforce, Inc., Case No. 1:25-CV-6872. Thirteen actions have been filed by twenty-five plaintiffs in the U.S. District Court for the Northern District of California: A.A. v. Salesforce, Inc., Case No. 4:26-CV-01531; SF-00001 v. Salesforce, Inc., Case No. 4:26-CV-01594; SF-00002 v. Salesforce, Inc., Case No. 4:26-CV-01975; SF-00003 v. Salesforce, Inc., Case No. 4:26-CV-02162; SF-00004 v. Salesforce, Inc., Case No. 4:26-CV-02172; SF-00005 v. Salesforce, Inc., Case No. 4:26-CV-02296; SF-00009 v. Salesforce, Inc., Case No. 4:26-CV-02499; SF-00030 v. Salesforce, Inc., Case No. 4:26-CV-04711; SF-00031 v. Salesforce, Inc., Case No. 4:26-CV-05066; SF-00032 v. Salesforce, Inc., Case No. 4:26-CV-05257; SF-00033 v. Salesforce, Inc., Case No. 4:26-CV-05416; SF-00039 v. Salesforce, Inc., Case No 4:26-CV-07497; SF-00040 v. Salesforce, Inc., Case No. 3:26-CV-08214. Sixteen actions were filed by sixteen plaintiffs in the U.S. District Court for the Central District of California and all were transferred to the U.S. District Court for the Northern District of California in June and July 2026 and assigned new case numbers: SF-00014 v. Salesforce, Inc., Case No. 4:26-CV-05294 (“SF-00014”); SF-00015 v. Salesforce, Inc., Case No. 4:26-CV-05298 (“SF-00015”); SF-00016 v. Salesforce, Inc., Case No. 4:26-CV-05299 (“SF-00016”); SF-00017 v. Salesforce, Inc., Case No. 4:26-CV-05301 (“SF-00017”); SF-00018 v. Salesforce, Inc., Case No. 4:26-CV-05302 (“SF-00018”); SF-00019 v. Salesforce, Inc., Case No. 4:26-CV-05314 (“SF-00019”); SF-00020 v. Salesforce, Inc., Case No. 4:26-CV-05315 (“SF-00020”); SF-00021 v. Salesforce, Inc., Case No. 4:26-CV-05319 (“SF-00021”); SF-00022 v. Salesforce, Inc., Case No. 4:26-CV-05321 (“SF-00022”); SF-00023 v. Salesforce, Inc., Case No. 4:26-CV-05322 (“SF-00023”); SF-00024 v. Salesforce, Inc., Case No. 4:26-CV-05323 (“SF-00024”); SF-00025 v. Salesforce, Inc., Case No. 4:26-CV-05306 (“SF-00025”); SF-00026 v. Salesforce, Inc., Case No.

4:26-CV-05304 (“SF-00026”); SF-00027 v. Salesforce, Inc., Case No. 4:26-CV-06506 (“SF-00027”); SF-00028 v. Salesforce, Inc., Case No. 4:26-CV-06509 (“SF-00028”); SF-00029 v. Salesforce, Inc., Case No. 4:26-CV-06515 (“SF-00029”). Separately, 18 actions have been filed by 18 plaintiffs in Texas state court, which are proceeding in a Texas state court multidistrict litigation in Harris County District Court, captioned In re Jane Doe Cases, MDL 2020-28545 (“Texas MDL”). In March 2024, the district court in S.M.A. granted the Company’s consolidated motion to dismiss the complaint on the ground that plaintiffs had not alleged the requisite intent element under the federal trafficking statute, and in April 2024 an amended complaint was filed amending the federal law claim and adding a Texas state law claim. In May 2024, the Company moved to dismiss the amended complaint. In March 2025, the district court granted the motion as to the Texas state law claims, dismissed the Texas claim with prejudice, and denied the motion as to the federal law claim. In October 2025, S.M.A. was stayed pursuant to 18 U.S.C. § 1595(b) pending the final adjudication of the criminal proceedings involving Backpage. In September 2024, the district court in A.S. denied the Company’s motion to dismiss. In November 2024, the Company moved for judgment on the pleadings. In May 2025, the district court granted that motion with leave to amend. Plaintiffs then filed a consolidated amended complaint, and on June 20, 2025, the Company moved to dismiss that complaint. This motion was pending when, in October 2025, A.S. also was stayed pursuant to 18 U.S.C. § 1595(b) pending the final adjudication of the criminal proceedings involving Backpage. In June 2023, the Company moved to dismiss T.S., and that motion remains pending. In March 2024, T.S. was stayed pending the interlocutory appeal in A.B., which was remanded to the district court in January 2025. The Company filed a motion to dismiss in A.A. in February 2026, and that motion remains pending. In May 2026, the Company filed a motion to stay A.A. under 18 U.S.C § 1595(b) that remains pending. In July 2026, the court held an initial scheduling conference in A.A. and entered a scheduling order. In September 2025, the Company filed a motion to dismiss C.S. that was pending when the court granted the motion to stay under 18 U.S.C. § 1595(b) in April 2026. Plaintiff in M.K. voluntarily dismissed her claim against Salesforce in May 2024. In December 2025, the district court in I.H. stayed the action pursuant to 18 U.S.C. § 1595(b) pending final adjudication of the criminal proceedings involving Backpage. The Company filed a motion to dismiss in the G.G. consolidated cases in January 2026 that was pending when the district court granted the Company’s motion to stay under 18 U.S.C. § 1595(b) to stay the G.G. consolidated cases pending the final adjudication of the criminal proceedings involving Backpage in March 2026. Plaintiffs in the G.G. consolidated cases filed a motion for reconsideration of the stay order, and that motion remains pending. In March through July 2026, the district courts in A.G.B., J.L.D., E.Y.W., and F.A.P. granted the parties’ stipulations to stay the cases subject to the same stay entered in the G.G. consolidated cases. All but the most recently filed actions pending in the Northern District of California have been related and assigned to a single judge and most of the actions have been stayed by stipulation of the parties. In the Texas MDL, the Company moved to dismiss certain claims by plaintiffs in this MDL who reside outside of Texas on personal jurisdiction, extraterritoriality, and forum non conveniens grounds in the latter half of 2023. In February 2026, at a hearing on these motions, the court granted the Company’s motions to dismiss on forum non conveniens grounds. The Company will be dismissed from B.I.R., C.V., and T.K., in the Texas MDL pending the court’s written order. All of the foregoing actions seek unspecified monetary damages, attorneys’ fees, and costs. The Company intends to defend its interests in these proceedings vigorously.

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
Highlights from First Six Months of Fiscal 2027
•Revenue: For the six months ended July 31, 2026, revenue was $22.5 billion, an increase of 12 percent year-over-year.
•Income from Operations: For the six months ended July 31, 2026, income from operations was $4.7 billion as compared to $4.3 billion for the six months ended July 31, 2025.

•Net Income per Share: For the six months ended July 31, 2026, diluted net income per share was $6.67 as compared to diluted net income per share of $3.55 from a year ago. Gains (losses) on strategic investments impacted our diluted net income per share by $2.87 and ($0.05) for the six months ended July 31, 2026 and 2025, respectively, based on a U.S. tax rate of 23.5%. Our $25 billion accelerated share repurchase program, which commenced in March 2026, resulted in the repurchase of approximately 103 million shares which benefited our diluted net income per share by $0.57 for the six months ended July 31, 2026.
•Cash: Cash provided by operations for the six months ended July 31, 2026 was $8.0 billion, an increase of 10 percent year-over-year. Total cash, cash equivalents and marketable securities as of July 31, 2026 was $11.4 billion.
•Remaining Performance Obligation: Total remaining performance obligation, which represents all future revenue under contract yet to be recognized, as of July 31, 2026 was approximately $66.3 billion, an increase of 11 percent year-over-year. Current remaining performance obligation as of July 31, 2026 was approximately $33.5 billion, an increase of 14 percent year-over-year.
•Dividend Program: For the six months ended July 31, 2026, we paid approximately $729 million in dividends and dividend equivalents as compared to $801 million for the six months ended July 31, 2025.
Our diversified product portfolio and global customer base has provided us with operational resiliency across various geographies, products, and industry segments. During the second quarter of fiscal 2027, we experienced strong momentum in Agentforce Apps and Data 360, bolstered by the acquisition of Informatica.
In addition, the expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Total revenues in the six months ended July 31, 2026 were positively impacted by approximately one percent from foreign currency fluctuations compared to the six months ended July 31, 2025. Relative to July 31, 2025, our current remaining performance obligation growth as of July 31, 2026 was minimally impacted compared to what would have been reported using constant currency rates. The impact of foreign currency fluctuations could impact our near-term results and ability to accurately predict our future results and earnings. The impact of these fluctuations can also be compounded by the seasonality of our business in which our fourth quarter has historically been our strongest quarter for new business and renewals.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2027, for example, refer to the fiscal year ending January 31, 2027.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
Sources of Revenues
We derive our revenues from two sources: (1) subscription and support revenues and (2) professional services and other revenues. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the six months ended July 31, 2026.
Subscription and support revenues primarily include subscription fees from customers accessing our enterprise cloud computing services (collectively, “Cloud Services”), software license revenues from the sales of term software licenses, and support revenues from the sale of support and updates beyond the basic subscription fees or related to the sales of software licenses. Our Cloud Services allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Subscription and support revenues also include revenues associated with term software licenses that provide the customer with a right to use the software as it exists when made available. Revenues from term software licenses are generally recognized at the point in time when the software is made available to the customer. Revenue from support and updates is recognized as such support and updates are provided, which is generally ratably over the contract term. Changes in contract duration for multi-year term software licenses can impact the amount of revenues recognized upfront. Revenues from term software licenses represent less than ten percent of total subscription and support revenue for the three and six months ended July 31, 2026.
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
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. As of July 31, 2026, our attrition rate, excluding Slack self-service, Informatica, and current year acquisitions, was approximately eight percent.
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
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions, except percentage data):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2026	% of Total Revenues	2025	% of Total Revenues	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Subscription and support	$10,820	95%	$9,690	95%	$21,413	95%	$18,987	95%
Professional services and other	525	5	546	5	1,065	5	1,078	5
Total revenues	11,345	100	10,236	100	22,478	100	20,065	100
Cost of revenues (1)(2):
Subscription and support	2,021	18	1,645	16	3,974	18	3,256	16
Professional services and other	628	5	597	6	1,245	5	1,251	6
Total cost of revenues	2,649	23	2,242	22	5,219	23	4,507	22
Gross profit	8,696	77	7,994	78	17,259	77	15,558	78
Operating expenses (1)(2):
Research and development	1,687	15	1,481	14	3,314	15	2,941	15
Sales and marketing	3,859	34	3,443	34	7,628	34	6,872	34
General and administrative	725	6	734	7	1,465	6	1,431	7
Restructuring	94	1	4	0	174	1	40	0
Total operating expenses	6,365	56	5,662	55	12,581	56	11,284	56
Income from operations	2,331	21	2,332	23	4,678	21	4,274	22
Interest expense	(473)	(4)	(67)	0	(790)	(4)	(135)	0
Gains (losses) on strategic investments, net	2,613	23	6	0	3,171	14	(57)	(1)
Other income	81	0	135	1	214	1	298	1
Income before provision for income taxes	4,552	40	2,406	24	7,273	32	4,380	22
Provision for income taxes	(1,026)	(9)	(519)	(6)	(1,640)	(7)	(952)	(5)
Net income	$3,526	31%	$1,887	18%	$5,633	25%	$3,428	17%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	% of Total Revenues	2025	% of Total Revenues	2026	% of Total Revenues	2025	% of Total Revenues
Cost of revenues	$234	2%	$150	2%	$478	2%	$312	2%
Sales and marketing	288	3	230	2	605	3	463	2

(2) Amounts related to stock-based compensation expense, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	% of Total Revenues	2025	% of Total Revenues	2026	% of Total Revenues	2025	% of Total Revenues
Cost of revenues	$147	1%	$126	1%	$285	1%	$277	1%
Research and development	301	3	280	3	611	3	555	3
Sales and marketing	345	3	293	3	665	3	578	3
General and administrative	111	1	94	1	213	1	182	1
Restructuring	2	0	0	0	12	0	15	0
The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in billions):

	As of
	July 31, 2026	January 31, 2026
Cash, cash equivalents and marketable securities	$11.4	$9.6
Unearned revenue	18.8	24.3
Remaining performance obligation	66.3	72.4
Principal due on our outstanding debt obligations (1)	39.5	14.5
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results in the three and six months ended July 31, 2026 compared to the same period in fiscal 2026 was impacted by our recent acquisitions, including the acquisition of Informatica in November 2025. In our discussion of changes in our results of operations for the three and six months ended July 31, 2026, compared to the same period in fiscal 2026, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended July 31,		Variance
(in millions)	2026	2025	Dollars	Percent
Subscription and support	$10,820	$9,690	$1,130	12%
Professional services and other	525	546	(21)	(4)
Total revenues	$11,345	$10,236	$1,109	11%

	Six Months Ended July 31,		Variance
(in millions)	2026	2025	Dollars	Percent
Subscription and support	$21,413	$18,987	$2,426	13%
Professional services and other	1,065	1,078	(13)	(1)
Total revenues	$22,478	$20,065	$2,413	12%
The increase in subscription and support revenues for the three and six months ended July 31, 2026 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, and additional subscriptions from existing customers. Pricing was not a significant driver of the increase in revenues for either period. Revenues from term software licenses, which are recognized at a point in time, represented approximately four percent and five percent of total subscription and support revenues for the three and six months ended July 31, 2026, respectively, and six percent of total subscription and support revenues for the three and six months ended July 31, 2025. Subscription and support revenues accounted for approximately 95 percent of our total revenues for the three and six months ended July 31, 2026 and 95 percent for the three and six months ended July 31, 2025.
The decrease in professional services and other revenues for the three and six months ended July 31, 2026 was primarily due to less demand for larger, multi-year transformation engagements, which may continue in the near term.

The acquisition of Informatica in November 2025 contributed approximately $456 million and $900 million of total revenues for the three and six months ended July 31, 2026, respectively.
Subscription and Support Revenues by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,
	2026	As a % of Total Subscription and Support Revenues	2025	As a % of Total Subscription and Support Revenues	Growth Rate
Agentforce Apps	$7,193	67%	$6,682	69%	8%
Data 360, Headless Platform, and Other	3,618	33	3,008	31	20
Hedging gains	9	0	0	—	N/A
Total	$10,820	100%	$9,690	100%	12%

	Six Months Ended July 31,
	2026	As a % of Total Subscription and Support Revenues	2025	As a % of Total Subscription and Support Revenues	Growth Rate
Agentforce Apps	$14,102	66%	$13,027	69%	8%
Data 360, Headless Platform, and Other	7,299	34	5,960	31	22
Hedging gains	12	0	0	—	N/A
Total	$21,413	100%	$18,987	100%	13%
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
Revenues by Geography

	Three Months Ended July 31,
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues	Growth Rate
Americas	$7,404	65%	$6,736	66%	10%
Europe	2,764	25	2,429	24	14
Asia Pacific	1,168	10	1,071	10	9
Hedging gains	9	0	0	—	N/A
	$11,345	100%	$10,236	100%	11%

	Six Months Ended July 31,
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues	Growth Rate
Americas	$14,637	65%	$13,205	66%	11%
Europe	5,518	25	4,766	24	16
Asia Pacific	2,311	10	2,094	10	10
Hedging gains	12	0	0	—	N/A
	$22,478	100%	$20,065	100%	12%

Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues across all regions was primarily due to the continued execution of our business and growth strategy, including increasing our geographic reach primarily through extending our go-to-market capabilities globally. Total revenues were minimally impacted due to fluctuations in foreign currencies during the three months ended July 31, 2026 compared to the three months ended July 31, 2025, and were positively impacted by one percent from foreign currency fluctuations during the six months ended July 31, 2026 compared to the six months ended July 31, 2025.
Cost of Revenues

	Three Months Ended July 31,				Variance
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues	Dollars
Subscription and support	$2,021	18%	$1,645	16%	$376
Professional services and other	628	5	597	6	31
Total cost of revenues	$2,649	23%	$2,242	22%	$407

	Six Months Ended July 31,				Variance
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues	Dollars
Subscription and support	$3,974	18%	$3,256	16%	$718
Professional services and other	1,245	5	1,251	6	(6)
Total cost of revenues	$5,219	23%	$4,507	22%	$712
Cost of revenues increased in absolute dollars, and by one percent as a percentage of total revenues, for the three and six months ended July 31, 2026 compared to the same period a year ago, primarily as a result of an increase in service delivery expenses, including spend on hosting services and generative AI technologies, as well as amortization of intangible assets acquired through business combinations.
We intend to continue to invest additional resources in our AI, agentic and cloud services to allow us to scale with our customers and continue to evolve our security measures. The timing of these expenses may cause our cost of revenues as a percentage of revenues to fluctuate over time due to changes in demand for our service offerings.
Operating Expenses

	Three Months Ended July 31,				Variance
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues	Dollars
Research and development	$1,687	15%	$1,481	14%	$206
Sales and marketing	3,859	34	3,443	34	416
General and administrative	725	6	734	7	(9)
Restructuring	94	1	4	0	90
Total operating expenses	$6,365	56%	$5,662	55%	$703

	Six Months Ended July 31,				Variance
(in millions)	2026	As a % of Total Revenues	2025	As a % of Total Revenues	Dollars
Research and development	$3,314	15%	$2,941	15%	$373
Sales and marketing	7,628	34	6,872	34	756
General and administrative	1,465	6	1,431	7	34
Restructuring	174	1	40	0	134
Total operating expenses	$12,581	56%	$11,284	56%	$1,297
Research and development expenses as a percentage of total revenues during the three months ended July 31, 2026 increased by approximately one percent compared to the same period a year ago due to increased employee-related costs, as well as spend on hosting services and generative AI technologies. Research and development expenses as a percentage of total revenues during the six months ended July 31, 2026 were consistent compared to the same period a year ago. For the three and six months ended July 31, 2026, the increase in research and development expenses in absolute dollars was primarily attributable to these same cost drivers.
We expect that research and development expenses will likely remain consistent as a percentage of revenue over time as we continue investing in new and existing technologies, including AI, agents, Data Cloud offerings, and the integration of

Informatica. We plan to reinvest savings from efficiencies realized from the rapid deployment of generative AI technologies to accelerate our product roadmap.
Sales and marketing expenses as a percentage of total revenues during the three and six months ended July 31, 2026 were consistent compared to the same periods a year ago. For the three and six months ended July 31, 2026, the increase in sales and marketing expenses in absolute dollars was primarily due to an increase in employee-related costs, including stock-based compensation expense, and amortization of intangible assets acquired through business combinations.
We expect that sales and marketing expenses may decrease as a percentage of revenues over time as we continue to focus on leveraging our self-serve and partner-led channels and increasing our sales productivity, which includes the use of AI and agents.
General and administrative expenses as a percentage of total revenues during the three and six months ended July 31, 2026 decreased by approximately one percent compared to the same periods a year ago due to revenue growth outpacing our general and administrative expenses growth. For the three and six months ended July 31, 2026, general and administrative expenses were relatively flat in absolute dollars compared to the same period a year ago.
We expect that general and administrative expenses may decrease as a percentage of revenues over time as we continue to invest in process efficiency initiatives, which includes the use of AI and agents.
In the three and six months ended July 31, 2026, we incurred approximately $94 million and $174 million, respectively, of costs related to our restructuring initiatives, which were primarily related to employee transitions, severance payments and employee benefits. We do not expect to incur significant additional charges in connection with our restructuring initiatives in the near term.
Other Income and Expense

	Three Months Ended July 31,		Variance
(in millions)	2026	2025	Dollars
Interest expense	$(473)	$(67)	$(406)
Gains on strategic investments, net	2,613	6	2,607
Other income	81	135	(54)

	Six Months Ended July 31,		Variance
(in millions)	2026	2025	Dollars
Interest expense	$(790)	$(135)	$(655)
Gains (losses) on strategic investments, net	$3,171	$(57)	$3,228
Other income	214	298	(84)
Interest expense primarily relates to our debt as well as our finance leases. Interest expense increased during the three and six months ended July 31, 2026, primarily due to incremental interest expense associated with our March 2026 debt offering. We expect this debt offering to cause interest expense to increase as compared to prior year throughout fiscal 2027.
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to observable price adjustments related to our privately held equity securities, our publicly held equity securities and other adjustments, including impairments. Our strategic investment portfolio continues to be affected by market conditions for companies in which we hold private securities, including the pace of technological change driven by AI and volatility in public equity markets. For the three months ended July 31, 2026, our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments of $2.9 billion, partially offset by impairments on privately held investments of $285 million. For the six months ended July 31, 2026, our strategic investment portfolio gains were primarily driven by unrealized gains on privately held equity investments of $3.2 billion and realized gains on sales of securities of $354 million, partially offset by impairments on privately held investments of $404 million. The unrealized gains for the three and six months ended July 31, 2026 include gains of $2.7 billion and $3.0 billion, respectively, related to the Company’s investment in Anthropic.
Other income primarily consists of investment income on our marketable securities portfolio. Other income decreased during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025, primarily due to a decrease in investment income from lower interest rates.

Provision For Income Taxes

	Three Months Ended July 31,		Variance
(in millions)	2026	2025	Dollars
Provision for income taxes	$(1,026)	$(519)	$(507)
Effective tax rate	23%	22%

	Six Months Ended July 31,		Variance
(in millions)	2026	2025	Dollars
Provision for income taxes	$(1,640)	$(952)	$(688)
Effective tax rate	23%	22%
We recorded a tax provision of $1.0 billion and $519 million for the three months ended July 31, 2026 and 2025, respectively, and a tax provision of approximately $1.6 billion and $952 million for the six months ended July 31, 2026 and 2025, respectively. Our effective tax rates increased from a year ago primarily due to stock-based compensation. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings, material discrete tax items, or a combination of these factors resulting from transactions or events, including acquisitions, changes to our operating structure and other macroeconomic factors.
Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $11.4 billion and accounts receivable of $6.3 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset-backed securities, foreign government obligations, mortgage-backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our Revolving Loan Credit Agreement (as defined below), which provides the ability to borrow up to $5.0 billion in unsecured financing (the “Credit Facility”) as of July 31, 2026, also serves as a source of liquidity.
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
Cash Flows
For the three and six months ended July 31, 2026 and 2025, our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net cash provided by operating activities	$1,269	$740	$7,970	$7,216
Net cash provided by (used in) investing activities	(1,197)	1,165	(3,380)	(402)
Net cash used in financing activities	(622)	(2,503)	(3,543)	(5,423)
Operating Activities
The net cash provided by operating activities during the six months ended July 31, 2026 was primarily comprised of net income of $5.6 billion, adjusted for non-cash items, including $3.2 billion of gains on strategic investments, $2.0 billion of depreciation and amortization, and $1.8 billion of stock-based compensation expense. Net cash provided by operating activities can be significantly impacted by factors such as growth in new business, timing of cash receipts from customers, vendor payment terms and timing of payments to vendors. Net cash provided by operating activities during the six months ended July 31, 2026 was further benefited by the change in accounts receivable, net of $8.0 billion, partially offset by the changes in unearned revenue of $5.6 billion. As our business continues to grow, and assuming our expenses remain in line with or less than our revenue growth, we expect to continue to see growth in net cash provided by operating activities.
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

Investing Activities
The net cash used in investing activities during the six months ended July 31, 2026 was primarily related to net outflows for acquisitions of $1.5 billion, of which $1.1 billion related to the Qualified acquisition, as well as net outflows from marketable securities activity of $871 million.
The net cash used in investing activities during the six months ended July 31, 2025 was primarily related to net outflows from strategic investment activity of $279 million and capital expenditures of $314 million, partially offset by net inflows from marketable securities activity of $245 million.
Financing Activities
The net cash used in financing activities during the six months ended July 31, 2026 was primarily related to repurchases of common stock of $27.3 billion, which includes our March 2026 accelerated share repurchase, and payments of dividends and equivalents of $729 million, partially offset by proceeds from the issuance of debt, net of issuance costs of $24.8 billion.
The net cash used in financing activities during the six months ended July 31, 2025 was primarily related to $4.9 billion used for repurchases of common stock and $801 million related to payments of dividends, partially offset by $526 million of proceeds from equity plans.
Debt
As of July 31, 2026, we had senior unsecured notes outstanding, with maturities starting in March 2028 and extending through March 2066, with a total carrying value of $33.3 billion. We were in compliance with all debt covenants as of July 31, 2026.
In October 2024, we entered into a credit agreement with the lenders and issuing lenders party thereto, and Bank of America, N.A., as administrative agent (the “Revolving Loan Credit Agreement”). The Revolving Loan Credit Agreement provides for a $5.0 billion Credit Facility and matures in October 2029. We may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. There were no outstanding borrowings under the Credit Facility as of July 31, 2026.
In March 2026, we entered into a $6.0 billion five-year senior unsecured term loan credit agreement (the “2026 Term Loan Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2026 Term Loan Credit Agreement matures in March 2031. We used the full proceeds of the 2026 Term Loan Credit Agreement to settle all of the outstanding borrowings under our $4.0 billion 364-day Credit Agreement and our $2.0 billion Three-year Credit Agreement, which were originally entered into in June 2025 to finance the acquisition of Informatica. As of July 31, 2026, the full $6.0 billion was outstanding under the 2026 Term Loan Credit Agreement.
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
In March 2026, we entered into accelerated share repurchase agreements (the “ASR Agreements”) with a syndicate of financial institutions to repurchase an aggregate of $25.0 billion of our common stock and received an initial delivery of approximately 103 million shares at an average price per share of $198.34, which represents approximately 80 percent of the total shares expected to be repurchased under the ASR Agreements. The final settlement of repurchased shares is expected to occur in the third quarter of fiscal 2027.

Excluding the repurchases made under the ASR Agreements in March 2026, we additionally repurchased the following shares of our common stock in the open market, (in millions, except average price per share):

	2026			2025
	Shares	Average price per share	Amount	Shares	Average price per share	Amount
Three months ended April 30	11	$192.00	$2,145	10	$273.42	$2,681
Three months ended July 31	0	$—	$0	8	$269.96	$2,199
As of July 31, 2026, we were authorized to purchase a remaining $22.9 billion of the Company’s common stock under the Share Repurchase Program. Subsequent to July 31, 2026, we have not completed any additional share repurchases under the Share Repurchase Program.
Dividends
The Company announced the following dividends:

	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2027
Three months ended April 30, 2026	April 9, 2026	April 23, 2026	$0.440	$374
Three months ended July 31, 2026	June 11, 2026	July 2, 2026	$0.440	$373
Fiscal 2026
Three months ended April 30, 2025	April 10, 2025	April 24, 2025	$0.416	$406
Three months ended July 31, 2025	June 18, 2025	July 10, 2025	$0.416	$404
The declaration and payment of future cash dividends is subject to the Board continuing to determine that the declaration of dividends is in the best interests of the Company and our stockholders, after giving consideration to continued capital availability, general economic and market conditions, and applicable laws and agreements.
Contractual Obligations
As of July 31, 2026, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. For more information regarding our lease obligations as of July 31, 2026, see Note 5 “Leases and Other Commitments” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
We expect to continue to make additional investments in enterprise cloud computing services to allow us to scale with our customers and continue to evolve our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure service providers to provide capacity for the growth of our business, our strategy may continue to change related to these investments and we may slow the pace of our investments.
Other Future Obligations
In May 2026, the Company entered into an agreement to acquire Contentful Global, Inc. (“Contentful”), provider of a leading composable content platform, for approximately $1.5 billion in cash, net of the value of shares currently owned by Salesforce, and subject to customary purchase price adjustments. The acquisition is expected to close in the third quarter of the Company’s fiscal year 2027, subject to customary closing conditions, including the receipt of required regulatory approvals.
In June 2026, the Company entered into an agreement to acquire Intercom, Inc. (“Fin”), a customer agent platform providing autonomous, end-to-end AI service agents, for approximately $3.6 billion in cash, and subject to customary purchase price adjustments. The acquisition is expected to close in the third quarter of the Company’s fiscal year 2027, subject to customary closing conditions, including the receipt of required regulatory approvals.
As of July 31, 2026, we expect approximately $170 million to $190 million in future cash payments related to our restructuring initiatives, primarily related to workforce costs, such as severance payments. We generally expect to satisfy these commitments with cash on our balance sheet and cash provided by operating activities.

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
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Latin America, and Asia Pacific. The expanding global scope of our business exposes us to the risk of fluctuations in foreign currency markets, including emerging markets. This exposure is the result of selling in multiple currencies, operating in countries where the functional currency is the local currency and growth in our international investments, including infrastructure expansion, costs associated with third-party infrastructure providers and additional headcount in foreign countries. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar, Australian Dollar, Indian Rupee, and Brazilian Real against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling annual and multi-year subscriptions in multiple currencies, customer accounts receivable, intercompany transfer pricing arrangements and other intercompany transactions. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on selected assets or liabilities and forecasted revenue without exposing us to additional risk associated with transactions that could be regarded as speculative. We pursue our objective by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We record the fair value of forward contracts used to minimize the effect of foreign exchange rates on our assets or liabilities at the end of each reporting period, with changes in fair values recorded to other income (loss) on our consolidated statements of operations.
We enter into foreign currency forward contracts, which we designate as cash flow hedges, to manage the volatility in cash flows associated with forecasted revenue denominated in certain currencies other than the U.S. dollar. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. All of our foreign currency forward contracts mature within twelve months. These forward contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements in the current period.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended July 31, 2026 were minimally impacted by fluctuations in foreign currencies compared to the three months ended July 31, 2025. In addition, fluctuations in foreign currencies minimally impacted our current remaining performance obligation growth rate as of July 31, 2026 compared to what we would have reported as of July 31, 2025 using constant currency rates.
Interest Rate Sensitivity
As of July 31, 2026, we had cash, cash equivalents and marketable securities totaling $11.4 billion. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including share repurchases, dividend payments, acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at July 31, 2026 could result in a $36 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in comprehensive income, net, and are realized only if we sell the underlying securities.
At January 31, 2026, we had cash, cash equivalents and marketable securities totaling $9.6 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $31 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
Debt
We maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity Date	Principal Outstanding as of July 31, 2026	Interest Terms	Contractual Interest Rate
March 2028 Senior Notes	March 2028	$3,500	Fixed	4.50%
April 2028 Senior Notes	April 2028	1,500	Fixed	3.70
July 2028 Senior Sustainability Notes	July 2028	1,000	Fixed	1.50
March 2029 Senior Notes	March 2029	4,250	Fixed	4.65
Revolving Loan Credit Agreement	October 2029	0	Floating	N/A
2026 Term Loan Credit Agreement (1)	March 2031	6,000	Floating	4.24
July 2031 Senior Notes	July 2031	1,500	Fixed	1.95
September 2031 Senior Notes	September 2031	3,750	Fixed	4.90
March 2033 Senior Notes	March 2033	2,750	Fixed	5.20
March 2036 Senior Notes	March 2036	4,500	Fixed	5.55
July 2041 Senior Notes	July 2041	1,250	Fixed	2.70
March 2046 Senior Notes	March 2046	1,500	Fixed	6.40
July 2051 Senior Notes	July 2051	2,000	Fixed	2.90
March 2056 Senior Notes	March 2056	3,750	Fixed	6.55
July 2061 Senior Notes	July 2061	1,250	Fixed	3.05
March 2066 Senior Notes	March 2066	1,000	Fixed	6.70
(1) The contractual interest rate represents the weighted-average for the period outstanding.
Any borrowings under our Revolving Loan Credit Agreement bear interest, at our option, at a base rate plus a spread of 0.00% or an adjusted benchmark rate plus a spread of 0.50% to 0.85%, in each case, with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. As of July 31, 2026, there was no outstanding borrowing amount under the Credit Facility.
The borrowings under the 2026 Term Loan Credit Agreement bear interest at a fluctuating rate per annum equal to, at our option, an alternate base rate or an adjusted Term Secured Overnight Financing Rate (“SOFR”), in each case, plus an applicable margin calculated based on our credit ratings. As of July 31, 2026, the entire $6.0 billion principal amount was outstanding under the 2026 Term Loan Credit Agreement.

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
Strategic Investments
As of July 31, 2026, our strategic investment portfolio consisted of investments in over 450 companies with a combined carrying value of $11.3 billion, including the Company’s investment in Anthropic PBC (“Anthropic”) which represented approximately $5.1 billion of the total strategic investments portfolio. No other privately held investments had carrying values that were individually greater than ten percent of the Company’s strategic investments portfolio.
The following table sets forth additional information regarding active equity investments within our strategic investment portfolio as of July 31, 2026 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of July 31, 2026
Publicly held equity securities	$3	$1	$(1)	$3
Privately held equity securities	7,167	5,395	(1,273)	11,289
Total equity securities	$7,170	$5,396	$(1,274)	$11,292
Fluctuations in the value of our privately held equity securities are only recorded when there is an observable transaction for a same or similar security of the same issuer, or in the event of impairment. These investments are in various classes of equity with varying rights and preferences. The particular securities we hold, and their rights and preferences relative to other securities within the capital structure of a company, may impact the magnitude by which our investment value moves in relation to changes in the total fair value of that company. Our five largest privately held equity securities represent $7.0 billion in total strategic investments as of July 31, 2026. If the enterprise value of the companies in which we hold those securities decreased by ten percent, the carrying value of our investment portfolio would decline by approximately $641 million. We anticipate future volatility in our condensed consolidated statements of operations due to changes in market prices, observable price changes, and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets, or unsettled global market conditions.
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
•vulnerabilities arising from new technologies and infrastructures, including those from acquisitions, enhancements and updates to our existing products, and the adoption and deployment of AI technologies within our products, services, and internal systems, which may introduce novel security, data governance, or operational risks;
•vulnerabilities in products or components within the broad ecosystem in which our services operate and upon which they depend;
•attacks on, or vulnerabilities in, the underlying networks and services that power the Internet on which our products depend, most of which are not under our control or the control of our third-party vendors, partners or customers; and
•employee or contractor errors, omissions, unauthorized use or input of sensitive data, or intentional acts that compromise our security systems or lead to inadvertent exposure or loss of sensitive information.
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
Since our customers rely on our products and services for important aspects of their operations, errors, defects, service disruptions or other performance issues have in the past adversely impacted our customers and could do so in the future. As a result, customers could elect to not renew their services, delay or withhold payment or make warranty or other claims against us. Such outcomes could reduce future sales, increase our allowance for doubtful accounts, increase collection cycles and expose us to litigation and related expenses.
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
As we scale our operations, the volume and nature of data processed by our offerings continue to evolve, including as a result of the deployment of AI technologies, and our infrastructure capacity requirements, including network capacity, computing power and energy requirements, may increase as a result. Additionally, increased energy consumption, including as a result of AI adoption, climate-related events, energy market volatility, and power grid disruptions may increase the operational costs related to inputs across our value chain, including for data centers. Increasing constraints on data center power, land, and water availability could limit our ability to expand data center capacity in affected regions, increase operational costs, or require us to modify our infrastructure plans in ways that could impair the delivery of our services. If we experience significant strains on our data center capacity, whether due to insufficient infrastructure capacity, public or governmental opposition to data centers or the unavailability of or limitations on suitable sites, or for other reasons outside of our control, our ability to migrate or scale operations could be constrained and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses, subject us to litigation and harm our reputation and business. As we add data centers and capacity and continue to move to cloud computing platform providers, we move or transfer our data and our customers’ data from time to time. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
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
Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate acquisitions, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions, and which may affect the risks of owning our common stock. If we finance acquisitions by issuing equity or convertible or other debt securities or taking out loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect our stock price. For example, in connection with our acquisition of Informatica, we entered into the Informatica Credit Agreements on an unsecured basis. In November 2025, the Company borrowed the full $6.0 billion available under the Informatica Credit Agreements to finance a portion of the cash consideration for the acquisition, repay existing indebtedness of Informatica and its subsidiaries, and pay related fees, costs, and expenses. For more information, see Note 8 “Debt” to the consolidated financial statements in Item 1 of Part I.
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
Our success will depend in part upon the ability of our senior management to plan and manage our projected growth effectively. We must continue to increase the productivity of our existing employees and to hire, train and manage employees as needed. Additionally, changes in our work environment and workforce may not meet the needs and expectations of our workforce or may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations. Furthermore, new AI offerings and technologies, which are integrated into our operations, may disrupt workforce needs and could adversely affect our operations if not managed properly. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures and our utilization of real estate. If we fail to successfully scale our operations, refine our operating model, maintain effective governance and accountability, execute cross-functionally, and increase productivity across our organization, we may be unable to execute our business plan and the value of our common stock could decline.
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
We may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales to large enterprise customers, including governmental entities and customers in regulated industries. In these market segments, the customer’s decision to use our services—particularly our newer AI and data-related offerings such as Agentforce and Data 360—may require us to provide extensive implementation planning, education regarding the use and benefits of our services, as well as address other concerns, such as heightened privacy and data protection requirements.
In addition, larger enterprise customers and governmental entities often demand significant pricing and packaging flexibility, as well as complex configuration and integration services and features. These opportunities often require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. Additionally, the pricing and packaging strategies for enterprise and other customers for our offerings, including Agentforce and Data 360, may not be widely accepted. Our adoption of or failure to adopt changes to our pricing and packaging models, or failure to otherwise execute our go-to-market strategies for large, complex transactions, may harm our business.
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
Further, entry into markets with weaker protection of brands or changes in the legal systems in countries where we operate may impact our ability to protect our brands. If we fail to maintain, enhance or protect our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.
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
We are exposed to volatility in our operating results due to changes in market prices, observable price changes and impairments of our strategic investments. Concentrations of portfolio value in specific industry sectors, such as emerging technology and AI, or in one or more specific companies, could increase our exposure to such volatility in the event of industry-wide or company-specific downturns. The measurement of our non-marketable equity securities at fair value is inherently subjective and requires management judgment and estimation. The resulting gains or losses have been and could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, geopolitical conflict, volatile public equity markets or unsettled global market conditions.
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
Equality and sustainability are core values of the Company. In furtherance of these values, we have in the past and may in the future establish and disclose quantitative and qualitative statements related to equality and sustainability matters, which are subject to numerous risks and dependencies. The proliferation of regulations and guidance addressing climate, human capital and other topics at the regional, state and national levels has required and may continue to require significant effort and resources, and our practices, processes and controls may not ensure compliance with evolving standards. Further, various regulations or guidance may conflict with each other, making universal compliance challenging as a multinational company, and our status as a government contractor in various jurisdictions, including but not limited to the U.S. where we are headquartered, may also result in greater exposure or differentiated obligations or requirements with which we would seek to comply. The standards and frameworks for tracking and reporting on these matters continue to evolve, and our use, interpretation or application of such frameworks and standards may change from time to time or differ from those of other companies, which may result in a lack of consistent or meaningful comparative data from period to period or between Salesforce and other companies. Furthermore, the integration and use of AI in our products and operations introduces operational risks and complexities, which may impact our ability to accurately track, benchmark, or report on these matters. In addition, our practices and disclosures may not satisfy, appropriately respond to the concerns of or be supported by all investors, customers, partners, regulators, enforcement authorities or other stakeholders, whose expectations and requirements are evolving, varied, and oftentimes conflicting. Any violation of, non-compliance with or failure to meet such expectations or requirements, or negative publicity related to our practices or disclosures, could result in harm to our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or service provider, could expose us to increased scrutiny or to regulatory or enforcement actions or litigation, and could cause us to incur increased costs to address or defend against such actions.
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

These laws continue to evolve and expand, including through the adoption of new comprehensive data protection regimes such as India’s Digital Personal Data Protection Act 2023, and through the introduction of additional implementing rules and regulations in various jurisdictions. As a result, we and our customers may become subject to additional regulatory burdens. New EU laws, including the DSA, the Data Act and the EU AI Act, have also been adopted and, depending on how they are implemented, interpreted and enforced, may impose additional rules, restrictions or compliance requirements on the development, deployment or use of our products and services, including AI-enabled features.
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
Further, jurisdictions are increasingly applying existing data privacy, consumer protection and other laws to AI, including emerging AI technologies such as generative AI. Additionally, AI-specific legal frameworks, such as the EU AI Act, the Utah Artificial Intelligence Policy Act, Colorado'’s law governing the use of automated decision-making technology (SB 26-189), the Texas Responsible Artificial Intelligence Governance Act, regulations issued under the CCPA governing automated decision-making technology, and similar laws and regulations that have passed, gone into effect or are being considered in other jurisdictions, can impose obligations on us or third-party providers on which we rely. As these laws and regulations are implemented, interpreted and enforced, they may impose new or additional compliance obligations or restrictions on our products, services or business practices, and requirements may vary or conflict across jurisdictions. Any failure, or perceived failure, by us to comply with applicable AI-related legal requirements could have an adverse impact on our business. Data privacy and other related regulations may also seek to impose additional direct security and enforcement obligations on us as a service provider or potentially require us to mandate specific security configurations for our customers. These requirements may impact the flexibility of our service offerings, increase our operational oversight costs, and potentially subject us to administrative sanctions.
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
In addition, we have in the past been, and may in the future be, sued by third parties who seek to target us for actions taken by our customers, including through the use or misuse of our products. For example, we are subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe we have a strong defense for these claims, such claims could result in liability and, regardless of outcome, could cause reputational harm to our brand or be costly to defend.
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
Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could adversely affect our business and operating results. Contracting with federal, state, local and foreign governments or state-owned entities subjects us to various regulations and other requirements relating to these contracts’ formation, administration and performance, as well as broader compliance obligations regarding our corporate activities and how we engage with government officials. Government contracts may also at times be modified or terminated for convenience. We are from time to time subject to audits, inquiries and investigations relating to our government contracts, which may result in adverse perceptions of our business, reductions in utilization of our services or termination of our contracts without cause and at any time. Additionally, any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business, as well as reputational harm. Additionally, our relationships with certain government entities may result in negative publicity or reputational harm. Furthermore, pressures on and uncertainty regarding the U.S. federal government’s budget and potential changes in budgetary priorities could adversely affect the funding for and purchases of our services by government organizations. The occurrence of any of the foregoing could adversely impact our future sales, costs of doing business and operating results.
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
As of July 31, 2026, we had a substantial level of outstanding debt, including our Senior Notes. We are also party to the Revolving Loan Credit Agreement, which provides for our $5.0 billion Credit Facility, as well as the 2026 Term Loan Credit Agreement. Although there were no outstanding borrowings under the Credit Facility as of July 31, 2026, we may use the proceeds of future borrowings under the Credit Facility for general corporate purposes. In March 2026, we borrowed $6.0 billion under the 2026 Term Loan Credit Agreement to repay in full the outstanding principal under the Informatica Credit Agreements and to pay related fees and expenses. In March 2026, we also issued the March 2026 Notes with an aggregate principal amount of $25.0 billion, with maturities ranging from 2028 to 2066. We used the net proceeds from the March 2026 Notes to fund an accelerated share repurchase program of our common stock.
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

The indentures governing our Senior Notes and the Revolving Loan Credit Agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings.. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on our balance sheet such that we would not have those funds available for use in our business.
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
Geopolitical crises, natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our people, operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations, as well as the business operations of our customers and third-party providers or suppliers that we rely on, are subject to interruption or disruption by geopolitical crises (including tensions between governments of markets where we operate), natural disasters, fire, power or water shutoffs or shortages, telecommunications failures, terrorist attacks, acts of violence, political and/or civil unrest, acts of war or other military actions, actual or threatened public health emergencies and other events beyond our control. For example, the occurrence of regional conflicts, epidemics or a global pandemic have in the past and may in the future materially affect how we and our customers operate our businesses, as well as our operating results and cash flows. Although we maintain crisis management and disaster response plans, if such catastrophic events occur it could make it difficult or impossible for us to deliver our services to our customers or negatively impact demand for our services, which could materially and adversely affect our financial condition and operating results.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In connection with acquisitions made during the three months ended July 31, 2026, the Company issued 31,429 shares of its common stock on July 1, 2026. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.
Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended July 31, 2026 were as follows (in millions, except for average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
May 2026	0	$—	0	$22,855
June 2026	0	—	0	$22,855
July 2026	0	—	0	$22,855
Total	0		0
(1)    The Board authorized the Share Repurchase Program, which commenced in fiscal 2023. In February 2026, the Board authorized $50.0 billion in share repurchases under the Share Repurchase Program that replaced the previous remaining unpurchased authorization. The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. Any repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.
(2)     The remaining authorized amount under the Share Repurchase Program was reduced by the full $25.0 billion in up-front payments made as part of the March 2026 accelerated share repurchase.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Salesforce, Inc.		8-K	001-32224	3.2	7/1/2024
3.2	Amended and Restated Bylaws of Salesforce, Inc.		8-K	001-32224	3.1	12/10/2024
10.1*	Salesforce, Inc. Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/1/2026
10.2*	Salesforce, Inc. Amended and Restated 2004 Employee Stock Purchase Plan		8-K	001-32224	10.2	6/1/2026
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Operating and Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Operating and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 26, 2026
Salesforce, Inc.

	By:	/s/ ROBIN WASHINGTON
Robin Washington
President and Chief Operating and Financial Officer (Principal Financial Officer)

Dated: August 26, 2026
Salesforce, Inc.

	By:	/s/ GUY WANGER
Guy Wanger
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)